Form 10-K
period 2005-12-31
Thomas Weisel Partners Group, Inc.
filed 2006-03-29
CIK 1340354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2005	Commission file number: 000-51730
Thomas Weisel Partners Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-3550472
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Montgomery Street
San Francisco, California 94104
(415) 364-2500
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive office)

Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01 per share

       Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐     No ☑
       Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes ☐     No ☑
       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐     No ☑
       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Annual Report on Form 10-K or any amendment to the Annual Report on Form 10-K.     ☑
       Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐     No ☑
       The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on the last business day of the registrant’s second fiscal quarter was: N/A (the registrant was not yet a public company).
       As of March 28, 2006 there were 22,261,710 shares of the registrant’s common stock outstanding.
       Documents incorporated by reference: None.

-i-

Special Note Regarding Forward-Looking Statements
   We have made statements in this Annual Report on Form 10-K in Item 1 — “Business”, Item 1A — “Risk Factors”, Item 3 — “Legal Proceedings”, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and in other sections of this Annual Report on Form 10-K that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “intend” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined under Item 1A — “Risk Factors” in this Annual Report on Form 10-K.
   Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We are under no duty to update any of these forward-looking statements after the date of this filing to conform our prior statements to actual results or revised expectations.
   Forward-looking statements include, but are not limited to, the following:

•	the statement about our intention that our total compensation and benefits following our initial public offering will be within the range of 55% to 58% of annual net revenues (excluding investment gains and losses attributable to investments in partnerships and other securities) beginning in 2006 in Item 1A — “Risk Factors — Risks Related to Our Business” and in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Expenses”, in each case, in this Annual Report on Form 10-K;

•	the statement about our plan to further enhance our research capabilities in 2006 through our office in Mumbai, India in Item 1 — “Business — Principal Business Lines — Equity Research” and Item 1A — “Risk Factors — Risks Related to Our Business”, in each case, in this Annual Report on Form 10-K;

•	the statement about our expectation to raise follow-on or new private equity funds in the future in Item 1 — “Business — Principal Business Lines — Asset Management” in this Annual Report on Form 10-K;

•	the statement in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of this Annual Report on Form 10-K about our belief in the long-term market opportunity for our services; and

•	the discussion of our ability to meet liquidity and regulatory capital requirements with our current level of equity capital, net proceeds to us from our initial public offering and funds anticipated to be provided by operating activities in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in this Annual Report on Form 10-K.

-ii-

PART I
   When we use the terms “Thomas Weisel Partners”, “we”, “us”, “our” and the “firm” we mean Thomas Weisel Partners Group, Inc., a Delaware corporation, and its consolidated subsidiaries, taken as a whole, as well as any predecessor entities, unless the context otherwise indicates.

Item 1.	Business
Overview
   We are an investment bank specializing in the growth sectors of the economy. We provide investment banking, brokerage, equity research and asset management services tailored to meet the particular needs of our clients. Our dedication to growth companies and growth investors, combined with our extensive network of business relationships and execution capabilities, has made us a trusted advisor to our corporate clients and a valued resource to investors.
   We were founded in 1998 by Thomas W. Weisel, who was Chairman and Chief Executive Officer of Montgomery Securities for more than 20 years. Prior to its acquisition by NationsBank in 1997, Montgomery Securities was one of the four leading growth-focused investment banks, all of which were acquired by large commercial banks between 1996 and 1998. Following the sale of Montgomery Securities and the consolidation of many investment banks in the 1990s, Mr. Weisel and our other founding partners recognized the market opportunity for an independent, full-service investment bank focused on the needs of growth companies and growth investors.
   On February 7, 2006, Thomas Weisel Partners Group, Inc. succeeded to the business of Thomas Weisel Partners Group LLC and completed an initial public offering of its common stock.
   We have organized our business to focus principally on the technology, healthcare and consumer sectors. We believe that this focus allows us to capitalize on the business opportunities created by many of the primary drivers of innovation, growth and capital investment in the U.S. economy. Our industry focus and knowledge, as well as our extensive relationships, particularly within the venture capital and private equity communities, enable us to identify growth companies early in their development.
   We seek to enhance our client relationships by offering our clients a broad range of resources across our firm. Our investment banking professionals, backed by their industry knowledge and our strong distribution platform, seek to establish and maintain relationships with our corporate clients and to provide them with capital raising and strategic advisory services. Our institutional brokerage professionals, distinguished by their industry knowledge, long-standing relationships with growth investors and trade execution capabilities, provide equity and convertible debt securities sales and trading services to institutional growth investors. Our research analysts provide growth investors with thought leadership on emerging industry trends and developments as well as insights into specific growth companies. Our industry expertise and our network of business relationships have also enabled us to develop our asset management and private equity investing services for institutional investors and high-net-worth individuals.
   Our strategy is to take a lifecycle approach to serving growth companies in our target sectors and to provide a service-oriented brokerage model to institutional investors. Our execution capabilities and range of service offerings position us to advise each of our corporate clients throughout its lifecycle as it engages in more complex capital markets and strategic transactions. We believe that our lifecycle approach distinguishes us from both the largest full-service, or “bulge bracket”, investment banks, which we believe lack our specialized focus, and boutique investment banks which we believe may lack our overall operating scale. Our industry and company knowledge allows us to identify trends and uncover market opportunities to deliver creative and timely investment opportunities.
   We are headquartered in San Francisco, with additional offices in Silicon Valley, Boston, New York City and Mumbai, India. As of December 31, 2005, we had approximately 540 employees (including our partners). We refer to our most senior professionals as partners. Our partners and other senior professionals draw upon their significant experience and market expertise to provide differentiated advice and customized execution services for our clients. We believe our professionals are attracted to our firm by our specialized market focus, entrepreneurial culture and commitment to our clients. None of our employees is represented by collective bargaining agreements. We have not experienced any work stoppages and believe our relationship with our employees to be good.
Principal Business Lines
   Our business is organized into four service offerings: investment banking, brokerage, equity research and asset management.
Investment Banking
   Our investment bankers provide two types of services: (i) corporate finance and (ii) strategic advisory. Our corporate finance practice is comprised of industry coverage groups that are dedicated to establishing long-term relationships and executing capital raising transactions. Our strategic advisory practice focuses on developing solutions tailored to client goals and objectives through industry knowledge, transaction experience and corporate relationships with leading growth companies in our target sectors. In addition, through our commitment to providing senior-level attention, we focus on building and maintaining long-term strategic advisory relationships with growth companies. Since the beginning of 2004, we have invested heavily to support and build our investment banking business, including significant additions to our healthcare and technology groups. As of December 31, 2005, we had approximately 89 professionals in our investment banking group, including 13 partners.
   Corporate Finance. Our corporate finance practice advises on and structures capital raising solutions for our corporate clients through public and private offerings of equity and convertible debt securities. Our capital raising capabilities are supported by our industry coverage groups and our capital markets group. We offer a wide range of financial services designed to meet the needs of growth companies, including initial public offerings, or IPOs, follow-on and secondary offerings, equity-linked offerings, private investments in public equity, or PIPEs, and private placements. Within corporate finance, our capital markets group executes underwritten securities offerings, assists clients with investor relations advice and introduces companies seeking to raise capital to investors that we believe will be supportive, long-term investors. We support the efforts of our corporate finance practice by providing aftermarket trading support for our corporate finance clients.
   Strategic Advisory. Our strategic advisory services include general strategic advice as well as transaction specific advice regarding mergers and acquisitions, divestitures, spin-offs, privatizations, special committee assignments and takeover defenses. We seek to become a trusted advisor to the leading growth companies in our target sectors and seek to achieve a balance between our buy-side and sell-side assignments. Our sell-side assignments are generated through our network of business relationships and our reputation for quality execution. Our buy-side engagements generally result from relationships developed through consistent and creative idea generation reflecting our industry knowledge. Our strategic advisory services are also supported by our capital markets professionals, who provide assistance in acquisition financing in connection with mergers and acquisitions transactions.
   Lifecycle Approach. We combine our industry knowledge base within our target sectors with our corporate, venture capital and professional relationships to identify leading growth companies for our services. Our investment banking professionals focus on serving these companies. The execution capabilities of our investment banking professionals enable us to provide these companies with a full range of investment banking services, including equity and convertible debt securities offerings and strategic advisory services throughout their lifecycle as they engage in more complex capital markets and strategic transactions.
Brokerage
   We provide two principal categories of services within our brokerage operations: (i) institutional brokerage, which comprises institutional sales, sales trading and trading and (ii) private client services.
   As of December 31, 2005, we had approximately 99 professionals, including 23 partners, in our brokerage division. We believe the senior professionals in our brokerage division differentiate themselves based upon their high-service model of client service, which seeks to leverage their years of experience and industry knowledge. Through their proactive approach to client service and experience in the brokerage business, our senior professionals have established and maintained relationships with leading growth investors. We believe our firm has established a well-regarded reputation among growth investors as a leading trader and distributor for securities of growth companies in our target sectors, including the recognition that we are prepared, where appropriate, to commit our capital to facilitate client trading activities. We believe that our brokerage business also benefits from the absence of actual or perceived conflicts of interest that may exist elsewhere in the brokerage industry, as we generally do not engage in proprietary trading, prime brokerage or derivatives businesses.
   Institutional Brokerage. We provide equity and convertible debt securities sales and trading services to more than 500 institutional investor accounts, including many of the world’s leading mutual fund families. Of these institutional investors, we target the largest 60 traditional institutional investor accounts, which generate the majority of our trading business. We believe these targeted efforts have gained us one of the highest quality institutional investor account bases of any growth-focused investment bank. Among our largest institutional investor accounts are Capital Research & Management Company, Fidelity Management & Research Company, Massachusetts Financial Services Company and Wellington Management Company, LLP. We have ranked high with our customers in research and sales coverage both in independent and internal surveys.

Institutional Sales. Our institutional sales group provides equity and convertible debt securities sales services to institutional investors. We concentrate on those areas where we believe we are able to provide growth investors with access to creative and timely insights and new investment ideas. Our institutional sales professionals seek to earn the trust and confidence of the portfolio managers they serve by developing target sector expertise and working closely with our equity research department. Our institutional sales professionals focus on a select list of growth companies that our equity research department identifies as high-quality market leaders, and our professionals seek to develop a thorough, current understanding of those companies. Our sales partners are experienced in the industry and we ranked among the top three brokerage firms in overall sales quality according to surveys of small and mid-cap portfolio managers by Greenwich Associates in 2004 and 2005.

Sales Trading. Our sales traders are experienced in the industry and possess in-depth knowledge of both the markets for growth company securities and the institutional traders who buy and sell them. Through our sales trading professionals in San Francisco, Boston and New York, we connect with the largest and most active buy-side trading desks in the United States and Europe.

Trading. Our trading professionals provide valuable support to our institutional clients in their pursuit of best execution, including by committing capital, facilitating block trades and otherwise providing liquidity. We have increased our revenue-generating trading volume in listed and over-the-counter equity securities from an average of 4.8 million shares per day in 1999 to an average of 17.7 million shares per day in 2005. According to AutEx BlockData, as of December 31, 2005 we ranked No. 15 in listed trading volume and No. 16 in over-the-counter trading volume among full-service brokers.

Non-deal Road Shows. We work to leverage our industry knowledge and relationships to help our institutional clients maintain and build corporate contacts through coordinating company and investor meetings that are unrelated to planned or pending transactions, commonly referred to as non-deal road shows. We believe these non-deal road shows further underscore our high-service approach, promote our brokerage services and will continue to be valued by our investor clients. Non-deal road shows present a positive environment for investors to further their understanding of companies in which they have an equity position or that may be attractive investment opportunities and for company executives to develop and broaden relationships with investors. We coordinated an average of 13 non-deal road shows per month for our clients in 2004 and an average of 18 non-deal road shows per month in 2005.
   Private Client Services. Our private client services department offers brokerage and advisory services to high-net-worth individuals and cash management services to corporate clients. Our experienced professionals emphasize capital preservation through prudent planning and work closely with clients to customize solutions that address their individual needs. We believe our private clients are attracted to us because of our unbiased approach to asset allocation, our use of independent investment managers and our reliance on third-party advisors to review these managers. As of December 31, 2005, the aggregate value of assets in our client accounts was $9.2 billion.
Equity Research
   Our research analysts perform independent research to help our clients understand the dynamics that drive the sectors and companies they cover. We seek to differentiate ourselves through originality of perspective, depth of insight and ability to uncover industry trends. As of December 31, 2005, approximately 83% of the companies covered by our research professionals had market capitalizations of $10 billion or less.

Equity Research by Market Capitalization
(as of December 31, 2005)
   Our equity research focuses principally on our target sectors. The industry components within equity research in our target sectors as of December 31, 2005 are set forth in the table below:

Technology	Healthcare	Consumer
Hardware
  • Communications Components
  • Communications Equipment: Access
  • Communications Equipment: Storage
  • Communications Equipment: Core & Wireless
  • Enterprise Hardware
  • Semiconductor Capital Equipment
  • Semiconductors: Broadline
  • Semiconductors: Specialty

Software & Services
  • Applications
  • Communications & Applications
  • Infrastructure
  • Security & Enterprise Content Management
  • Electronic Supply Chain
  • Information & Financial Technology Services

Media & Telecom
  • Internet & Media: China
  • Internet Services & Publishing
  • Media & Broadcasting
  • Telecom Services:
Alternative & Specialty
• Telecom Services: Wirelines & Wireless	• Biopharmaceuticals
• Biotechnology
• Biotechnology: Small & Mid-Cap
• Healthcare Services
• Healthcare Technology and Pharmaceutical Services
• LifeScience Technology
• Medical Devices
• Medical Technology
• Medical Technology: Orthopedics
• Pharmaceuticals: Specialty	• Multimedia Entertainment & e-Commerce
• Financial Products
• Gaming & Lodging and Interactive Market Services
• Lifestyles/Sports Retailers
• Restaurants
• Retail: Hardlines & Broadlines
• Retail: Specialty
   In addition, our research analysts publish research in other areas that we believe demonstrate potential for high growth, such as the industrial growth sector, which currently includes the following industry components: Applied Technologies, Autos/ Automotive Technologies, Defense & Security and Industrial Services.

Equity Research by Sector
(based on number of companies covered as of December 31, 2005)
   Our research analysts analyze major trends, publish original research on new areas of growth, provide fundamental, company-specific coverage and work with our institutional clients to identify and evaluate public equity investment opportunities. They periodically publish comprehensive “white-paper” studies of an industry or a long-term investment theme. Our research analysts provide insightful analysis and commentary on growth companies in the technology, healthcare and consumer sectors, as well as detailed primary research on the most attractive investment opportunities in those sectors.
   Our equity research group annually hosts several conferences targeting growth companies and investors, including our Technology Conference, Internet Conference, Healthcare Conference and Consumer Conference. We use these specialized events to showcase innovative and exciting companies to institutional investors focused on investing in these growth sectors. We believe that our conferences represent an important industry event for senior corporate officers and investment decision makers and that these conferences differentiate us from smaller investment banks that may lack the relationships and resources to host a broadly attended industry event.
   We believe it is important to promote research analysts from within our firm. Many of our analysts published their first research report at our firm. Typically, we recruit associates with significant existing industry and technical expertise and train them to become research professionals.
   As of December 31, 2005, we had 39 publishing research analysts covering approximately 565 companies, with each analyst covering an average of 14 companies. During the period from January 2002 through December 31, 2005, we increased the number of companies under our research coverage by more than 54%, while during the same period many of our competitors significantly reduced the number of companies covered.
   We have been able to increase our coverage primarily due to our ability to provide research in a cost-effective manner, a strong training program and our ability to successfully retain talented senior professionals. We plan to further enhance our research capabilities in 2006 through our office in Mumbai, India.

Asset Management
   Our asset management division is divided into two principal units: private equity and distribution management.
   Private Equity. We manage three groups of investment funds in our private equity group:

•	Thomas Weisel Global Growth Partners consists of a fund of funds for private equity investments with a capital commitment of $287.6 million and a fund for secondary private equity investments with a capital commitment of $130.9 million. These funds were formed in 2000 and 2002, respectively. As of December 31, 2005, the total amount that has been invested by these funds was $325.4 million.

•	Thomas Weisel Venture Partners is a venture capital fund that invests in information technology companies, particularly in the broadly defined software and communications industries. The fund was formed in 2000 with an original capital commitment of approximately $252.5 million, $155.4 million of which has been invested as of December 31, 2005.

•	Thomas Weisel Healthcare Venture Partners is a healthcare venture capital fund that invests in the emerging life sciences and medical technology sectors. The fund was formed in 2003 with an original capital commitment of approximately $121.8 million, $52 million of which has been invested as of December 31, 2005.
   We have also historically managed Thomas Weisel Capital Partners, L.P., or TWCP, which was formed in 1999 with an original capital commitment of approximately $1.3 billion. From March 2004 to November 2005, TWCP was managed by our affiliate Tailwind Capital Partners LLC, or Tailwind. In November 2005, we completed a transaction through which a new general partner, owned by the senior managers of TWCP, assumed responsibility for the management of TWCP. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Revenues — Asset Management” of this Annual Report on Form 10-K.
   We believe our industry knowledge and experience within our target sectors, along with our network of business relationships, enable us to identify attractive investment opportunities in these sectors and to attract potential investors to our funds. We are currently in the process of sponsoring and raising follow-on or new private equity funds and expect to continue to do so in the future.
   Distribution Management. Distribution management actively manages securities distributions for private equity and venture capital fund investors. We seek to enhance the returns realized by these investors from distributions made from private equity and venture capital funds. Our target distribution management clients are large, sophisticated institutions for which we create customized solutions for centralized stock distribution services, including dedicated portfolio management, execution, consolidated reporting and administrative support.
Competition
   As an investment bank, all aspects of our business are intensely competitive. Our competitors are other brokerage firms, investment banking firms, merchant banks and financial advisory firms. We compete with some of our competitors nationally and with others on a regional, product or business line basis. Many of our competitors have substantially greater capital and resources than we do and offer a broader range of financial products. We believe that the principal factors affecting competition in our business include client relationships, reputation, the abilities of our professionals, market focus and the relative quality and price of our services and products.
   In recent years there has been substantial consolidation and convergence among companies in the financial services industry. Legislative and regulatory changes in the United States have allowed commercial banks to enter businesses previously limited to investment banks, and a number of large commercial banks, insurance companies and other broad-based financial services firms have established or acquired broker-dealers or merged with other financial institutions. This trend toward consolidation and convergence has significantly increased the capital base and geographic reach of many of our competitors. Many of our competitors have the ability to offer a wider range of products and services that may enhance their competitive position. They may also have the ability to support investment banking and securities products and services with commercial banking, insurance and other financial services capabilities in an effort to gain market share, which could result in pricing pressure in our businesses.
   We have experienced intense price competition in some of our businesses, in particular discounts in large block trades and trading commissions and spreads. The ability to execute trades electronically, through the Internet and through other alternative trading systems, has increased the pressure on trading commissions and spreads. We believe that this trend toward alternative trading systems will continue. In addition, the trend, particularly in the equity underwriting business, toward multiple book runners and co-managers has increased the competitive pressure in the investment banking industry, and may lead to lower average transaction fees. We may experience competitive pressures in these and other areas in the future as some of our competitors seek to increase market share by reducing prices.
   As we expand our asset management business, we face competition both in the pursuit of investors for our investment funds and in the identification and completion of investments in attractive portfolio companies. We compete for individual and institutional clients on the basis of price, the range of products we offer, the quality of our services, financial resources and product and service innovation. We may be competing with other investors and corporate buyers for the investments that we make.
   Competition is also intense for the recruitment and retention of qualified professionals. Our ability to continue to compete effectively in our businesses will depend upon our continued ability to attract new professionals and retain and motivate our existing professionals.
Regulation
   Our business, as well as the financial services industry generally, is subject to extensive regulation in the United States and elsewhere. As a matter of public policy, regulatory bodies in the United States and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In the United States, the Securities and Exchange Commission, the SEC, is the federal agency responsible for the administration of the federal securities laws. Thomas Weisel Partners LLC, our wholly-owned subsidiary, is registered as a broker-dealer with the SEC and the National Association of Securities Dealers, Inc., the NASD, and in all 50 states and the District of Columbia. Accordingly, Thomas Weisel Partners LLC is subject to regulation and oversight by the SEC and the NASD, a self-regulatory organization which is itself subject to oversight by the SEC and which adopts and enforces rules governing the conduct, and examines the activities, of its member firms, including Thomas Weisel Partners LLC. State securities regulators also have regulatory or oversight authority over Thomas Weisel Partners LLC. In addition, Thomas Weisel Partners LLC and several other wholly-owned subsidiaries of ours, including Thomas Weisel Capital Management LLC, Thomas Weisel Asset Management LLC and Thomas Weisel Global Growth Partners LLC, are registered as investment advisers with the SEC and subject to regulation and oversight by the SEC. Thomas Weisel Partners LLC is also a member of, and subject to regulation by, the New York Stock Exchange, or NYSE, the American Stock Exchange and the Pacific Exchange. Thomas Weisel Partners LLC is also registered as an introducing broker with the Commodity Futures Trading Commission and is a member of the National Futures Association. Thomas Weisel Partners International Limited, our registered U.K. broker-dealer subsidiary, is subject to regulation by the Financial Services Authority in the United Kingdom.

Thomas Weisel International Private Limited, our broker-dealer branch office in India, is subject to the oversight of Indian regulatory authorities. Our business may also be subject to regulation by non-U.S. governmental and regulatory bodies and self-regulatory authorities in other countries where we operate.
   Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure, record-keeping, the financing of customers’ purchases and the conduct and qualifications of directors, officers and employees. In particular, as a registered broker-dealer and member of various self-regulatory organizations, Thomas Weisel Partners LLC is subject to the SEC’s uniform net capital rule, Rule 15c3-1. Rule 15c3-1 specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of its assets be kept in relatively liquid form. The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC’s uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. The SEC has adopted rule amendments that establish alternative net capital requirements for broker-dealers that are part of a consolidated supervised entity. As a condition to its use of the alternative method, a broker-dealer’s ultimate holding company and affiliates (referred to collectively as a consolidated supervised entity) must consent to group-wide supervision and examination by the SEC. If we elect to become subject to the SEC’s group-wide supervision, we will be required to report to the SEC computations of our capital adequacy.
   The research areas of investment banks have been and remain the subject of increased regulatory scrutiny. In 2002 and 2003, acting in part pursuant to a mandate contained in the Sarbanes-Oxley Act of 2002, the SEC, the NYSE, and the NASD adopted rules imposing heightened restrictions on the interaction between equity research analysts and investment banking personnel at member securities firms. In addition, in 2003 and 2004, several securities firms in the United States, including Thomas Weisel Partners LLC, reached a settlement with certain federal and state securities regulators and self-regulatory organizations to resolve investigations into their equity research analysts’ alleged conflicts of interest. Under this settlement, the firms have been subject to certain restrictions and undertakings. As part of this settlement, restrictions have been imposed on the interaction between research and investment banking departments, and these securities firms are required to fund the provision of independent research to their customers. In connection with the research settlement, the firm has also subscribed to a voluntary initiative imposing restrictions on the allocation of shares in initial public offerings to executives and directors of public companies. The SEC has proposed amendments to Regulation M that would further affect the manner in which securities are distributed and allocated in registered public offerings, and the NASD has proposed similar rulemaking in this area. We cannot fully predict the practical effect that such restrictions or measures will have on our business, and the SEC, the NYSE and the NASD may adopt additional and more stringent rules with respect to offering procedures and the management of conflicts of interest in the future.
   The SEC staff has conducted studies with respect to soft dollar practices in the brokerage and asset management industries. In October 2005, the SEC proposed interpretive guidance regarding the scope of permitted brokerage and research services in connection with soft dollar practices. The SEC staff has indicated that it is considering additional rulemaking in this area, and we cannot predict the effect that additional rulemaking may have on our asset management or brokerage business.

   The effort to combat money laundering and terrorist financing is a priority in governmental policy with respect to financial institutions. The USA PATRIOT Act of 2001 contains anti-money laundering and financial transparency laws and mandates the implementation of various new regulations applicable to broker-dealers and other financial services companies, including standards for verifying client identification at account opening, and obligations to monitor client transactions and report suspicious activities. Through these and other provisions, the USA PATRIOT Act of 2001 seeks to promote the identification of parties that may be involved in terrorism or money laundering. Anti-money laundering laws outside the United States contain some similar provisions. The obligation of financial institutions, including us, to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions, has required the implementation and maintenance of internal practices, procedures and controls which have increased, and may continue to increase, our costs, and any failure with respect to our programs in this area could subject us to serious regulatory consequences, including substantial fines, and potentially other liabilities.
   In addition to U.S. federal regulation, certain of our businesses are subject to compliance with laws and regulations of U.S. state governments, non-U.S. governments, their respective agencies and/or various self-regulatory organizations or exchanges relating to the privacy of client information, and any failure to comply with these regulations could expose us to liability and/or reputational damage.
   Additional legislation, changes in rules promulgated by the SEC and self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules, either in the United States or elsewhere, may directly affect the mode of our operation and profitability.
   U.S. and non-U.S. government agencies and self-regulatory organizations, as well as state securities commissions in the United States, are empowered to conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer or its directors, officers or employees. Occasionally, our subsidiaries have been subject to investigations and proceedings, and sanctions have been imposed for infractions of various regulations relating to our activities. For example, in 2004, we agreed to pay a total of $12.5 million as part of the global settlement to resolve investigations into equity research analysts’ alleged conflicts of interest. More recently, in March 2005, we agreed to pay a total of $1.75 million to settle charges by the NASD regarding alleged improper allocation practices in initial public offerings and alleged failure to retain emails.
Where You Can Find More Information
   We are required to file current, annual and quarterly reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended, with the SEC. You may read and copy any document we file with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549, U.S.A. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public from the SEC’s internet site at http://www.sec.gov.
   We maintain a public internet site at http://www.tweisel.com and make available free of charge through our internet site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website are charters for our Board of Directors’ Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee as well as our Corporate Governance Guidelines, our Code of Conduct and Ethics governing our directors, officers and employees and other related materials.

   Our Investor Relations Department can be contacted at Thomas Weisel Partners Group, Inc., One Montgomery Street, San Francisco, California 94104, Attention: Investor Relations; telephone: 415-364-2500, e-mail: investorrelations@tweisel.com.

Item 1A.	Risk Factors
   We face a variety of risks in our business, many of which are substantial and inherent in our business and operations. The following are some of the important risk factors that could affect our business, our industry and holders of our common stock. These risks are not exhaustive. Other sections of this Annual Report on Form 10-K may include additional factors which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
Risks Related to Our Business
We focus principally on specific sectors of the economy, and a deterioration in the business environment in these sectors generally or decline in the market for securities of companies within these sectors could materially adversely affect our businesses.
   We focus principally on the technology, healthcare and consumer sectors of the economy. Therefore, volatility in the business environment in these sectors generally, or in the market for securities of companies within these sectors particularly, could substantially affect our financial results and the market value of our common stock. The business environment for companies in these sectors has experienced substantial volatility since we were formed, and our financial results have consequently been subject to significant variations from year to year. The market for securities in each of our target sectors may also be subject to industry-specific risks. For example, changes in policies by the United States Food and Drug Administration may affect the market for securities of biotechnology and healthcare companies. Underwriting transactions, strategic advisory engagements and related trading activities in our target sectors represent a significant portion of our businesses. This concentration exposes us to the risk of substantial declines in revenues in the event of downturns in these sectors of the economy. For example, during the period from January 1, 2000 to December 31, 2002, the Nasdaq composite index fell 67% from 4,069 to 1,336, the dollar volume of IPOs by technology companies dropped 95% from $64.6 billion in 2000 to $3.0 billion in 2002 and the dollar volume of mergers and acquisitions involving technology companies declined 91% from $460.0 billion in 2000 to $42.5 billion in 2002. Our revenues during the same period declined 50% from a peak of $486.4 million in 2000 to $243.7 million in 2002. Any future downturns in our target sectors could materially adversely affect our business and results of operations.
Our financial results may fluctuate substantially from period to period, which may impair our stock price.
   We have experienced, and expect to experience in the future, significant periodic variations in our revenues and results of operations. These variations may be attributed in part to the fact that our investment banking revenues are typically earned upon the successful completion of a transaction, the timing of which is uncertain and beyond our control. In most cases we receive little or no payment for investment banking engagements that do not result in the successful completion of a transaction. As a result, our business is highly dependent on market conditions as well as the decisions and actions of our clients and interested third parties. For example, a client’s acquisition transaction may be delayed or terminated because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or shareholder approvals, failure to secure necessary financing, adverse market conditions or unexpected financial or other problems in the client’s or counterparty’s business. If the parties fail to complete a transaction on which we are advising or an offering in which we are participating, we will earn little or no revenue from the transaction. This risk may be intensified by our focus on growth companies in the technology, healthcare and consumer sectors, as the market for securities of these companies has experienced significant variations in the number and size of equity offerings as well as the after-market trading volume and prices of newly issued securities. Recently, more companies initiating the process of an initial public offering are simultaneously exploring merger and acquisition opportunities. If we are not engaged as a strategic advisor in any such dual-tracked process, our investment banking revenues would be adversely affected in the event that an initial public offering is not consummated. In addition, our investments in our private equity funds are adjusted for accounting purposes to fair value at the end of each quarter and our allocable share of these gains or losses will affect our revenues even when these market fluctuations have no cash impact, which could increase the volatility of our quarterly earnings.
   As a result, we are unlikely to achieve steady and predictable earnings on a quarterly basis, which could in turn adversely affect our stock price.
Our ability to retain our senior professionals is critical to the success of our business, and our failure to do so may materially adversely affect our reputation, business and results of operations.
   Our ability to obtain and successfully execute the business mandates that generate a significant portion of our revenues depends upon the personal reputation, judgment, business generation capabilities and project execution skills of our partners, particularly Thomas W. Weisel, our founder, Chairman and Chief Executive Officer, and the other members of our Executive Committee (Timothy J. Heekin, Blake J. Jorgensen, Robert W. Kitts, Mark Manson and Paul C. Slivon). Our partners’ personal reputations and relationships with our clients are a critical element in obtaining and executing client engagements. We encounter intense competition for qualified employees from other companies in the investment banking industry as well as from businesses outside the investment banking industry, such as hedge funds, private equity funds and venture capital funds. From time to time, we have experienced losses of investment banking, brokerage, research and other professionals. For example, from January 1, 2004 through December 31, 2005, 24 partners left our firm and we hired or promoted 23 partners. Losses of our key personnel may occur in the future. The departure or other loss of Mr. Weisel, any other member of our Executive Committee or any partner who manages substantial client relationships and possesses substantial experience and expertise, could impair our ability to secure or successfully complete engagements, which could materially adversely affect our business and results of operations.
   As a public company, we may face additional retention pressures. In connection with our initial public offering and our conversion to corporate form, our partners received substantial amounts of common stock in exchange for their membership interests. Ownership of, and the ability to realize equity value from, our common stock, unlike that of membership interests in Thomas Weisel Partners Group LLC, does not depend upon a partner’s continued employment and our partners are not restricted from leaving us by the potential loss of the value of their ownership interests. These shares of common stock are subject to certain restrictions on transfer and a portion are pledged to secure our partners’ liquidated damages obligations to us as set forth in the partners’ equity agreement. However, these agreements will survive for only a limited period and will permit our partners to leave us without losing any of their shares of common stock if they comply with these agreements and, in some cases, compliance with these agreements may also be waived. Consequently, the steps we have taken to encourage the continued service of these individuals after our initial public offering may not be effective. In addition, beginning in

2006 we intend to target total annual compensation and benefits, including that payable to our partners but excluding expenses relating to equity awards made in connection with our initial public offering, at between 55% and 58% of annual net revenues (excluding investment gains and losses attributable to investments in partnerships and other securities), although we retain the ability to change this rate in the future. For 2005, our total compensation and benefits expense was 63% of net revenues (excluding investment gains and losses attributable to investments in partnerships and other securities). We may not be able to retain our senior professionals at compensation levels that are within our target range of compensation expense to net revenues (excluding investment gains and losses attributable to investments in partnerships and other securities).
   If any of our partners were to join an existing competitor or form a competing company, some of our clients could choose to use the services of that competitor instead of our services. The compensation arrangements, non-competition agreements and lock-up agreements we have entered into with our partners may not prove effective in preventing our partners from resigning to join our competitors and the non-competition agreements may not be upheld if we were to seek to enforce our rights under these agreements.
Pricing and other competitive pressures may impair the revenues and profitability of our brokerage business.
   We derive a significant portion of our revenues from our brokerage business, which accounted for more than half of our net revenues in 2001, 2002, 2003, 2004 and 2005. Along with other brokerage firms, we have experienced intense price competition in this business in recent years. In particular, the ability to execute trades electronically, through the Internet and through other alternative trading systems has increased the pressure on trading commissions and spreads. We expect this trend toward alternative trading systems and pricing pressures in this business to continue. We believe we may experience competitive pressures in these and other areas in the future as some of our competitors seek to obtain market share by competing on the basis of price. In addition, we face pressure from our larger competitors, which may be better able to offer a broader range of complementary products and services to brokerage clients in order to win their trading business. If we are unable to compete effectively with our competitors in these areas, the revenues and profitability of our brokerage business may decline and our business, financial condition and results of operations may be adversely affected.
   In addition, as we are committed to maintaining and improving our comprehensive research coverage in our target sectors to support our brokerage business, we may be required to make substantial investments in our research capabilities. Changes in laws and regulations governing brokerage and research activities could also adversely affect our future efforts in this area. For example, the SEC staff has conducted studies with respect to “soft dollar” practices (i.e., arrangements under which an investment adviser directs client brokerage transactions to a broker in exchange for research products or services in addition to brokerage services) in the brokerage and asset management industries. In October 2005, the SEC proposed interpretive guidance regarding the scope of permitted brokerage and research services in connection with soft dollar practices. The SEC staff has indicated that it is considering additional rulemaking in this area, and we cannot predict the effect that additional rulemaking may have on our brokerage business.
   Fidelity Management & Research Company, one of our largest institutional brokerage clients in terms of commission revenue, has recently announced that it has entered into arrangements with some brokerage firms under which Fidelity will separate payments for research products or services from trading commissions for brokerage services and will pay for research directly in cash, instead of compensating these firms through trading commissions as under soft dollar practices. In March 2006 we entered into such an agreement with Fidelity. We are unable at this time to predict the effect this arrangement will have on the revenues of our brokerage business because we cannot predict whether and to what extent this arrangement will affect our future trading volume with Fidelity or the losses we may incur when we commit capital to facilitate trades. If our future trading volume and trading losses relating to our brokerage business with Fidelity were to remain unchanged from 2005 levels, our brokerage revenues from Fidelity would decrease. Furthermore, if other institutional brokerage clients adopt similar practices in the future, competitive pressures on trading commissions and spreads may further increase and the value our clients place on high-quality research may fall, all of which would likely impair the revenues of our brokerage business. Conversely, if we are unable to make similar arrangements with other investment managers that insist on separating trading commissions from research products, volumes and trading commissions in our brokerage business also would likely decrease.
Difficult market conditions could adversely affect our business in many ways.
   Difficult market and economic conditions and geopolitical uncertainties have in the past adversely affected and may in the future adversely affect our business and profitability in many ways. Weakness in equity markets and diminished trading volume of securities could adversely impact our brokerage business, from which we have historically generated more than half of our net revenues. Industry-wide declines in the size and number of underwritings and mergers and acquisitions also would likely have an adverse effect on our revenues. In addition, reductions in the trading prices for equity securities also tend to reduce the deal value of investment banking transactions, such as underwriting and mergers and acquisitions transactions, which in turn may reduce the fees we earn from these transactions. As we may be unable to reduce expenses correspondingly, our profits and profit margins may decline.
   As an investment bank focused principally on the growth sectors of the economy, we depend significantly on transactions by venture capital-backed companies for sources of revenues and potential business opportunities. To the extent venture capital investment activities slow down in general or in our target sectors due to difficult market conditions or otherwise, our business, financial condition and results of operations may be adversely affected. In addition, as we are headquartered in California and a substantial percentage of our growth company clients are located in California, a natural disaster or a regional economic downturn in California could harm our businesses even when the market conditions elsewhere are not affected.
   Adverse market or economic conditions or a slowdown of activity in the sectors in which the portfolio companies of our private equity funds operate could have an adverse effect on the earnings of those portfolio companies, and therefore, our earnings, especially if we seek to increase our private equity fund management revenues in the future.
We face strong competition from larger firms.
   The brokerage and investment banking industries are intensely competitive and we expect them to remain so. We compete on the basis of a number of factors, including client relationships, reputation, the abilities of our professionals, market focus and the relative quality and price of our services and products. We have experienced intense price competition in some of our businesses, in particular discounts in large block trades and trading commissions and spreads. In addition, pricing and other competitive pressures in investment banking, including the trends toward multiple book runners, co-managers and multiple financial advisors handling transactions, have continued and could adversely affect our revenues, even as the volume and number of investment banking transactions have started to increase. We believe we may experience competitive pressures in these and other areas in the future as some of our competitors seek to obtain market share by competing on the basis of price.
   We are a relatively small investment bank with approximately 540 employees (including our partners) as of December 31, 2005 and net revenues of $250.9 million in 2005. Many of our competitors in the brokerage and investment banking industries have a broader range of products and services, greater financial and marketing resources, larger customer bases, greater name recognition, more senior professionals to serve their clients’ needs, greater global reach and more established relationships with clients than we have. These larger and better capitalized competitors may be better able to respond to changes in the brokerage and investment banking industries, to compete for skilled professionals, to finance acquisitions, to fund internal growth and to compete for market share generally.
   The scale of our competitors has increased in recent years as a result of substantial consolidation among companies in the brokerage and investment banking industries. In addition, a number of large commercial banks, insurance companies and other broad-based financial services firms have established or acquired underwriting or financial advisory practices and broker-dealers or have merged with other financial institutions. These firms have the ability to offer a wider range of products than we do, which may enhance their competitive position. They also have the ability to support investment banking with commercial banking, insurance and other financial services in an effort to gain market share, which has resulted, and could further result, in pricing pressure in our businesses. In particular, the ability to provide financing has become an important advantage for some of our larger competitors and, because we do not provide such financing, we may be unable to compete as effectively for clients in a significant part of the brokerage and investment banking market.
   If we are unable to compete effectively with our competitors, our business, financial condition and results of operations will be adversely affected.
We have incurred losses in recent periods and may incur losses in the future.
   We have incurred losses in several recent periods. We recorded net losses of $57.9 million for the year ended December 31, 2002 and $7.1 million for the year ended December 31, 2005. We also recorded net losses in certain quarters within other fiscal years. We may incur losses in any of our future periods. Historically, most of our financing came through contributions from our venture capital and private equity investors and our partners. These investors and partners have no obligation to make further investments in us. If we are unable to raise funds to finance future losses, those losses may have a significant effect on our liquidity as well as our ability to operate.
   In addition, we may incur significant expenses in connection with any expansion of our underwriting, trading and asset management businesses or engage in strategic acquisitions and investments. Accordingly, we will need to increase our revenues at a rate greater than our expenses to achieve and maintain profitability. If our revenues do not increase sufficiently, or even if our revenues increase but we are unable to manage our expenses, we will not achieve and maintain profitability in future periods.
Our capital markets and strategic advisory engagements are singular in nature and do not generally provide for subsequent engagements.
   Our investment banking clients generally retain us on a short-term, engagement-by-engagement basis in connection with specific capital markets or mergers and acquisitions transactions, rather than on a recurring basis under long-term contracts. As these transactions are typically singular in nature and our engagements with these clients may not recur, we must seek out new engagements when our current engagements are successfully completed or are terminated. As a result, high activity levels in any period are not necessarily indicative of continued high levels of activity in any subsequent period. If we are unable to generate a substantial number of new engagements that generate fees from the successful completion of transactions, our business and results of operations would likely be adversely affected.

A significant portion of our brokerage revenues are generated from a relatively small number of institutional clients.
   We target the largest 60 institutional investor accounts in our brokerage business. A relatively small number of these institutional clients generate a substantial portion of our trading revenues. For example, in 2004 and in 2005, we generated 32% of our brokerage revenues, or approximately 18% of our net revenues, from our ten largest brokerage clients. If any of our key clients departs or reduces its business with us and we fail to attract new clients that are capable of generating significant trading volumes, our business and results of operations will be adversely affected.
Poor investment performance may reduce revenues and profitability of our asset management operations.
   As part of our strategy, we intend to explore additional areas of growth in our asset management business. Our revenues from this business are primarily derived from management fees which are based on committed capital and/or assets under management and incentive fees, which are earned if the return of our private equity funds exceeds certain threshold returns. Our ability to maintain or increase assets under management is subject to a number of factors, including investors’ perception of our past performance, market or economic conditions, competition from other fund managers and our ability to negotiate terms with major investors.
   Investment performance is one of the most important factors in retaining existing clients and competing for new asset management and private equity business. Poor investment performance could reduce our revenues and impair our growth in many ways:

•	existing clients may withdraw funds from our asset management business in favor of better performing products;

•	our incentive fees could decline or be eliminated entirely;

•	firms with which we have business relationships may terminate these relationships with us; and

•	our key employees in the business may depart, whether to join a competitor or otherwise.
   As substantial portions of the investment portfolios in our investment funds have not yet been realized through sales or other transactions, it remains unknown whether these funds will achieve satisfactory investment performance. Even when market conditions are generally favorable, our investment performance may be adversely affected by our investment style and the particular investments that we make. To the extent our future investment performance is perceived to be poor in either relative or absolute terms, the revenues and profitability of our asset management business will likely be reduced and our ability to raise new funds will likely be impaired.
Increases in capital commitments in our trading, underwriting and other businesses increases the potential for significant losses.
   The trend in capital markets is toward larger and more frequent commitments of capital by financial services firms in many of their activities. For example, in order to win business, investment banks are increasingly committing to purchase large blocks of stock from publicly-traded issuers or their significant shareholders, instead of the more traditional marketed underwriting process, in which marketing was typically completed before an investment bank committed to purchase securities for resale. We have participated in this trend and expect to continue to do so. As a result, we will be subject to increased risk as we commit greater amounts of capital to facilitate primarily client-driven business. Furthermore, we may suffer losses even when economic and market conditions are generally favorable for others in the industry.
   We may enter into large transactions in which we commit our own capital as part of our trading business. The number and size of these large transactions may materially affect our results of operations in a given period. We may also incur significant losses from our trading activities due to market fluctuations and volatility from quarter to quarter. Although we generally do not engage in proprietary trading, we maintain trading positions in the fixed income and equity markets to facilitate client trading activities. To the extent that we own assets, i.e., have long positions, in any of those markets, a downturn in the value of those assets or in those markets could result in losses from a decline in the value of those long positions. Conversely, to the extent that we have sold assets we do not own, i.e., have short positions, in any of those markets, an upturn in those markets could expose us to potentially unlimited losses as we attempt to cover our short positions by acquiring assets in a rising market.
Limitations on our access to capital could impair our liquidity and our ability to conduct our businesses.
   Liquidity, or ready access to funds, is essential to financial services firms. Failures of financial institutions have often been attributable in large part to insufficient liquidity. Liquidity is of particular importance to our trading business and perceived liquidity issues may affect our clients and counterparties’ willingness to engage in brokerage transactions with us. Our liquidity could be impaired due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects our trading clients, third parties or us. Further, our ability to sell assets may be impaired if other market participants are seeking to sell similar assets at the same time.
   Our private equity business may also create liquidity risk due to increased levels of investments in high-risk, illiquid assets. We have made substantial principal investments in our private equity funds and may make additional investments in future funds, which are typically made in securities that are not publicly traded. There is a significant risk that we may be unable to realize our investment objectives by sale or other disposition at attractive prices or may otherwise be unable to complete any exit strategy. In particular, these risks could arise from changes in the financial condition or prospects of the portfolio companies in which investments are made, changes in national or international economic conditions or changes in laws, regulations, fiscal policies or political conditions of countries in which investments are made. It takes a substantial period of time to identify attractive investment opportunities and then to realize the cash value of our investments through resale. Even if a private equity investment proves to be profitable, it may be several years or longer before any profits can be realized in cash.
   Thomas Weisel Partners LLC, our broker-dealer subsidiary, is subject to the net capital requirements of the SEC and various self-regulatory organizations of which it is a member. These requirements typically specify the minimum level of net capital a broker-dealer must maintain and also mandate that a significant part of its assets be kept in relatively liquid form. Any failure to comply with these net capital requirements could impair our ability to conduct our core business as a brokerage firm. Furthermore, Thomas Weisel Partners LLC is subject to laws that authorize regulatory bodies to block or reduce the flow of funds from it to Thomas Weisel Partners Group, Inc. As a holding company, Thomas Weisel Partners Group, Inc. depends on dividends, distributions and other payments from its subsidiaries to fund dividend payments and to fund all payments on its obligations, including debt obligations. As a result, regulatory actions could impede access to funds that Thomas Weisel Partners Group, Inc. needs to make payments on obligations, including debt obligations, or dividend payments. In addition, because Thomas Weisel Partners Group, Inc. holds equity interests in the firm’s subsidiaries, its rights as an equity holder to the assets of these subsidiaries may not materialize until the claims of the creditors of these subsidiaries are first satisfied.

Our risk management policies and procedures may leave us exposed to unidentified or unanticipated risk.
   Our risk management strategies and techniques may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk.
   We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure, breach of contract or other reasons. We are also subject to the risk that our rights against third parties may not be enforceable in all circumstances. As a clearing member firm, we finance our customer positions and could be held responsible for the defaults or misconduct of our customers. Although we regularly review credit exposures to specific clients and counterparties and to specific industries and regions that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee. In addition, concerns about, or a default by, one institution could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect us. If any of the variety of instruments, processes and strategies we utilize to manage our exposure to various types of risk are not effective, we may incur losses.
In connection with the audits of our consolidated financial statements for the year ended December 31, 2004 and the nine months ended September 30, 2005, our independent registered public accounting firm identified material weaknesses in our internal controls, and failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.
   In connection with the audits of our consolidated financial statements for the year ended December 31, 2004 and the nine months ended September 30, 2005, our independent registered public accounting firm identified material weaknesses in our internal controls, as defined in the standards established by the American Institute of Certified Public Accountants. The material weakness identified for the year ended December 31, 2004 related to deficiencies in the accounting research and reporting functions within our finance department, which resulted in improper applications of U.S. generally accepted accounting principles, or GAAP, to certain employment contracts that we entered into with our employees. As a result, we recorded a decrease of approximately $2.7 million in compensation expense in our 2004 consolidated financial statements to correct these errors and recorded a corresponding increase to compensation expense in earlier years. The material weakness identified for the nine months ended September 30, 2005 related to our closing and reporting process and our not being as self-sufficient as we needed to be with respect to the selection and application of accounting policies for complex transactions. Because we lacked sufficient resources to perform a timely review of amounts and disclosures in our financial statements, we had errors aggregating approximately $350,000 in the valuation of certain investments in partnerships.
   We took steps to address these material weaknesses. In particular, we enhanced the resources dedicated to our internal accounting and control function, including through hiring a dedicated senior professional to lead our accounting policy and research function. We also restructured our finance function to provide dedicated corporate controller and accounting policy and reporting functions and we added several new professionals to provide additional resources to the accounting team. To address the specific material weakness focusing on the identification and assessment of the appropriate accounting for employment contracts, we appointed a dedicated professional to oversee our human resources function and we hired a compensation financial analyst to focus on our compensation policies and accruals in order to provide greater assurance that the controls covering compensation will operate appropriately. Notwithstanding these steps, the occurrence of these material weaknesses may indicate a heightened risk that a material misstatement in our annual or interim financial statements will not be prevented or detected or that a material weakness will occur or be identified in the future. In addition, additional significant deficiencies or material weaknesses in our internal control over financial reporting may be identified in the future.
   Now that we have become a public company, Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules of the SEC will require our management to conduct annual assessments of the effectiveness of our internal control over financial reporting and will require a report by our independent registered public accounting firm addressing these assessments, beginning as early as our fiscal year ending December 31, 2007. During the course of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act of 2002 for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal control over financial reporting, as these standards are modified, supplemented or amended from time to time, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. If we fail to achieve and maintain an effective internal control environment, we could suffer material misstatements in our financial statements and fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. This could harm our operating results and lead to a decline in our stock price. Additionally, ineffective internal control over financial reporting could expose us to increased risk of fraud or misuse of corporate assets and subject us to potential delisting from The Nasdaq Stock Market, regulatory investigations and civil or criminal sanctions.
Our operations and infrastructure may malfunction or fail.
   Our businesses are highly dependent on our ability to process, on a daily basis, a large number of transactions across diverse markets, and the transactions we process have become increasingly complex. Our financial, accounting or other data processing systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including a disruption of electrical or communications services or our inability to occupy one or more of our buildings. The inability of our systems to accommodate an increasing volume of transactions could also constrain our ability to expand our businesses. If any of these systems do not operate properly or are disabled or if there are other shortcomings or failures in our internal processes, people or systems, we could suffer an impairment to our liquidity, financial loss, a disruption of our businesses, liability to clients, regulatory intervention or reputational damage.
   We also face the risk of operational failure or termination of any of the clearing agents, exchanges, clearing houses or other financial intermediaries we use to facilitate our securities transactions. We are currently in the process of transitioning to a new clearing broker in connection with our securities transactions, and we may experience operational failure or termination either before or after the completion of this process. Any such failure or termination could adversely affect our ability to effect transactions and to manage our exposure to risk.
   In addition, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses and the communities in which we are located. This may include a disruption involving electrical, communications, transportation or other services used by us or third parties with which we conduct business, whether due to fire, other natural disaster, power or communications failure, act of terrorism or war or otherwise. Nearly all of our employees in our primary locations, including San Francisco, New York and Boston, work in close proximity to each other. If a disruption occurs in one location and our employees in that location are unable to communicate with or travel to other locations, our ability to service and interact with our clients may suffer and we may not be able to implement successfully contingency plans that depend on communication or travel.

   Our operations also rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code and other events that could have a security impact. If one or more of such events occur, this potentially could jeopardize our or our clients’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients’, our counterparties’ or third parties’ operations. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.
Strategic investments or acquisitions and joint ventures may result in additional risks and uncertainties in our business.
   We intend to grow our core businesses through both internal expansion and through strategic investments, acquisitions or joint ventures. To the extent we make strategic investments or acquisitions or enter into joint ventures, we face numerous risks and uncertainties combining or integrating the relevant businesses and systems, including the need to combine accounting and data processing systems and management controls and to integrate relationships with customers and business partners. In the case of joint ventures, we are subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to, systems, controls and personnel that are not under our control. In addition, conflicts or disagreements between us and our joint venture partners may negatively impact our businesses.
   In 2006 we plan to further enhance our research capabilities and engage in other business initiatives through our office in Mumbai, India. To the extent that we pursue business opportunities outside the United States, we will be subject to political, economic, legal, operational and other risks that are inherent in operating in a foreign country, including risks of possible nationalization, expropriation, price controls, capital controls, exchange controls and other restrictive governmental actions, as well as the outbreak of hostilities. In many countries, the laws and regulations applicable to the securities and financial services industries are uncertain and evolving, and it may be difficult for us to determine the exact requirements of local laws in every market. Our inability to remain in compliance with local laws in a particular foreign market could have a significant and negative effect not only on our businesses in that market but also on our reputation generally. We are also subject to the enhanced risk that transactions we structure might not be legally enforceable in the relevant jurisdictions.
Evaluation of our prospects may be more difficult in light of our limited operating history.
   Our company was formed in 1998 and we have a limited operating history upon which to evaluate our business and prospects. As a relatively young enterprise, we are subject to the risks and uncertainties that face a company during its formative development. Some of these risks and uncertainties relate to our ability to attract and retain clients on a cost-effective basis, expand and enhance our service offerings, raise additional capital and respond to competitive market conditions. We may not be able to address these risks adequately, and our failure to do so may adversely affect our business and the value of an investment in our common stock.

Risks Related to Our Industry
Risks associated with regulatory impact on capital markets.
   Highly-publicized financial scandals in recent years have led to investor concerns over the integrity of the U.S. financial markets, and have prompted Congress, the SEC, the NYSE and Nasdaq to significantly expand corporate governance and public disclosure requirements. To the extent that private companies, in order to avoid becoming subject to these new requirements, decide to forgo initial public offerings, our equity underwriting business may be adversely affected. In addition, provisions of the Sarbanes-Oxley Act of 2002 and the corporate governance rules imposed by self-regulatory organizations have diverted many companies’ attention away from capital market transactions, including securities offerings and acquisition and disposition transactions. In particular, companies that are or are planning to be public are incurring significant expenses in complying with the SEC and accounting standards relating to internal control over financial reporting, and companies that disclose material weaknesses in such controls under the new standards may have greater difficulty accessing the capital markets. These factors, in addition to adopted or proposed accounting and disclosure changes, may have an adverse effect on our business.
Financial services firms have been subject to increased scrutiny over the last several years, increasing the risk of financial liability and reputational harm resulting from adverse regulatory actions.
   Firms in the financial services industry have been operating in a difficult regulatory environment. The industry has experienced increased scrutiny from a variety of regulators, including the SEC, the NYSE, the NASD and state attorneys general. Penalties and fines sought by regulatory authorities have increased substantially over the last several years. This regulatory and enforcement environment has created uncertainty with respect to a number of transactions that had historically been entered into by financial services firms and that were generally believed to be permissible and appropriate. We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. We also may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other United States or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. Among other things, we could be fined, prohibited from engaging in some of our business activities or subject to limitations or conditions on our business activities. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which could seriously harm our business prospects.
   In addition, financial services firms are subject to numerous conflicts of interests or perceived conflicts. The SEC and other federal and state regulators have increased their scrutiny of potential conflicts of interest. We have adopted various policies, controls and procedures to address or limit actual or perceived conflicts and regularly seek to review and update our policies, controls and procedures. However, appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with conflicts of interest. Our policies and procedures to address or limit actual or perceived conflicts may also result in increased costs, additional operational personnel and increased regulatory risk. Failure to adhere to these policies and procedures may result in regulatory sanctions or client litigation. For example, the research areas of investment banks have been and remain the subject of heightened regulatory scrutiny which has led to increased restrictions on the interaction between equity research analysts and investment banking personnel at securities firms. Several securities firms in the United States, including our wholly-owned broker-dealer subsidiary, reached a global settlement in 2003 and 2004 with certain federal and state securities regulators and self-regulatory organizations to resolve investigations into equity research analysts’ alleged conflicts of interest. Under this settlement, the firms have been subject to certain restrictions and undertakings, which have imposed additional costs and limitations on the conduct of our businesses. Potential civil lawsuits implicating investment research analysts’ conflicts of interest were not settled as part of the global settlement. Our total potential liability in respect of such civil cases cannot be reasonably estimated but could be material to our results of operations. The global settlement also did not resolve potential charges involving individual employees, including supervisors, and regulatory investigations are continuing.
   Asset management businesses have experienced a number of highly publicized regulatory inquiries concerning market timing, late trading and other activities that focus on the mutual fund industry. These inquiries have resulted in increased scrutiny within the industry and new rules and regulations for mutual funds, investment advisers and broker-dealers. Although we do not act as an investment adviser to mutual funds, the regulatory scrutiny and rulemaking initiatives may result in an increase in operational and compliance costs or the assessment of significant fines or penalties against our asset management business, and may otherwise limit our ability to engage in certain activities. In addition, the SEC staff has conducted studies with respect to soft dollar practices in the brokerage and asset management industries. In October 2005, the SEC proposed interpretive guidance regarding the scope of permitted brokerage and research services in connection with soft dollar practices. The SEC staff has indicated that it is considering additional rulemaking in this area, and we cannot predict the effect that additional rulemaking may have on our asset management or brokerage business.
Our exposure to legal liability is significant, and damages that we may be required to pay and the reputational harm that could result from legal action against us could materially adversely affect our businesses.
   We face significant legal risks in our businesses and, in recent years, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions have been increasing. These risks include potential liability under securities or other laws for materially false or misleading statements made in connection with securities offerings and other transactions, potential liability for “fairness opinions” and other advice we provide to participants in strategic transactions and disputes over the terms and conditions of complex trading arrangements. We are also subject to claims arising from disputes with employees for alleged discrimination or harassment, among other things. For example, in December 2005, we received letters from counsel purporting to represent at least six of our former partners, claiming, among other things, their right to return of certain capital contributions made by them and these claims remain unresolved. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time.
   As a brokerage and investment banking firm, we depend to a large extent on our reputation for integrity and high-caliber professional services to attract and retain clients. As a result, if a client is not satisfied with our services, it may be more damaging in our business than in other businesses. Moreover, our role as advisor to our clients on important underwriting or mergers and acquisitions transactions involves complex analysis and the exercise of professional judgment, including rendering “fairness opinions” in connection with mergers and other transactions. Therefore, our activities may subject us to the risk of significant legal liabilities to our clients and aggrieved third parties, including shareholders of our clients who could bring securities class actions against us. Our investment banking engagements typically include broad indemnities from our clients and provisions to limit our exposure to legal claims relating to our services, but these provisions may not protect us or may not be enforceable in all cases. As a result, we may incur significant legal and other expenses in defending against litigation and may be required to pay substantial damages for settlements and adverse judgments. Substantial legal liability or significant regulatory action against us could have a material adverse effect on our results of operations or cause significant reputational harm to us, which could seriously harm our business and prospects.
Employee misconduct could harm us and is difficult to detect and deter.
   There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry in recent years, and we run the risk that employee misconduct could occur at our company. For example, misconduct by employees could involve the improper use or disclosure of confidential information, which could result in regulatory sanctions and serious reputational or financial harm. It is not always possible to deter employee misconduct and the precautions we take to detect and prevent this activity may not be effective in all cases, and we may suffer significant reputational harm for any misconduct by our employees.
Risks Related to Ownership of Our Common Stock
We are controlled by our partners whose interests may differ from those of other shareholders.
   Following the consummation of our initial public offering (including the exercise of the underwriters’ over-allotment option therein), our partners collectively own 54% of the total shares of common stock outstanding. Of these partners, Thomas W. Weisel beneficially owns approximately 11% of our common stock and he and the five other members of our Executive Committee collectively own approximately 23% of our common stock. In addition, adult children of Thomas W. Weisel who are not partners of the firm beneficially own 178,228 shares of our common stock (representing an additional 0.8% of our common stock).
   As a result of these shareholdings, our partners are able to elect our entire board of directors, control our management and policies and, in general, determine without the consent of the other shareholders the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets. Our partners initially will be able to prevent or cause a change in control of us. These actions may be taken even if other shareholders oppose them.
Provisions of our organizational documents may discourage an acquisition of us.
   Our organizational documents contain provisions that will impede the removal of directors and may discourage a third party from making a proposal to acquire us. For example, our board of directors may, without the consent of shareholders, issue preferred stock with greater voting rights than our common stock. If a change of control or change in management that shareholders might otherwise consider to be favorable is prevented or delayed, the market price of our common stock could decline.
Future sales of our common stock could cause our stock price to decline.
   Sales of substantial amounts of common stock by our partners, employees and other shareholders, or the possibility of such sales, may adversely affect the price of our common stock and impede our ability to raise capital through the issuance of equity securities.
   As of March 28, 2006, there are 22,261,710 shares of our common stock outstanding. Of these shares, the 6,900,000 shares of common stock sold in our initial public offering are freely transferable without restriction or further registration under the Securities Act of 1933. Subject to certain exceptions, the remaining 15,361,710 shares of common stock will be available for future sale upon the expiration or the waiver of transfer restrictions or in accordance with registration rights.

The market price of our common stock may decline.
   The price of our common stock may fluctuate widely, depending upon many factors, including our perceived prospects and those of the financial services industry in general, differences between our actual financial and operating results and those expected by investors, changes in general economic or market conditions, broad market fluctuations and failure to be covered by securities analysts. Declines in the price of our stock may adversely affect our ability to recruit and retain key employees, including our partners.
Our historical and unaudited pro forma financial information may not permit you to predict our costs of operations.
   The historical consolidated financial information in this Annual Report on Form 10-K does not reflect the added costs that we expect to incur as a public company or the resulting changes that have occurred in our capital structure and operations. Because we historically operated through partnerships and limited liability companies prior to our transition to corporate form, we paid little or no taxes on profits and paid limited salaries to our partners. We have also publicly disclosed unaudited pro forma consolidated financial information, which was prepared based on various estimates relating to our operations and expenses as a public company. The estimates we used in our unaudited pro forma financial information may not be similar to our actual experience as a public corporation.
We may be required to make substantial payments under certain indemnification agreements.
   In connection with our initial public offering and our conversion to corporate form, we entered into agreements that provide for the indemnification of our members, partners, directors, officers and certain other persons authorized to act on our behalf against certain losses that may arise out of our initial public offering or the related reorganization transactions, certain liabilities of our partners relating to the time they were members of Thomas Weisel Partners Group LLC, and certain tax liabilities of our members that may arise in respect of periods prior to our initial public offering when we operated as a limited liability company. We may be required to make payments under these indemnification agreements, which could adversely affect our financial condition.
We do not expect to pay any cash dividends in the foreseeable future.
   We intend to retain any future earnings to fund the operation and expansion of our business and, therefore, we do not anticipate paying cash dividends in the foreseeable future. Accordingly, our shareholders must rely on sales of their shares of common stock after price appreciation, which may never occur, as the only way to realize any future gains on an investment in our common stock. Investors seeking cash dividends should not purchase our common stock.
We have broad discretion over the use of the net proceeds to us from our initial public offering.
   We have broad discretion to use the net proceeds to us from our initial public offering, and you will be relying on the judgment of our board of directors and our management regarding the application of these proceeds. Although we expect to use the net proceeds from our initial public offering for general corporate purposes, including support and expansion of our underwriting, trading and asset management businesses and strategic acquisitions and investments, we have not allocated these net proceeds for specific purposes. In addition, we may not be successful in investing the net proceeds from our initial public offering to yield a favorable return.

Item 1B.	Unresolved Staff Comments
   Not applicable.

Item 2.	Properties
   We occupy six main offices, with two located in San Francisco, California, one in Silicon Valley, one in New York, New York, one in Boston, Massachusetts and one in Mumbai, India, all of which are leased. Our headquarters are located at One Montgomery Street, San Francisco, California, and comprise approximately 67,200 square feet of leased space, pursuant to lease agreements expiring in 2015. We also lease approximately 71,900 square feet of space at 88 Kearny Street in San Francisco (of which approximately 31,400 square feet have been subleased to others) pursuant to lease agreements expiring in 2010 and 2012. In Silicon Valley, we sublease approximately 6,300 square feet at 1950 University Avenue in East Palo Alto, California pursuant to a sublease agreement expiring in 2009. In New York, we lease approximately 73,300 square feet at 390 Park Avenue (of which approximately 20,400 square feet have been subleased to others) pursuant to lease agreements expiring in 2010 and 2016. Our Boston office is located at Two International Place and consists of approximately 19,100 square feet of leased space (of which approximately 3,800 square feet have been subleased to others) pursuant to a lease agreement expiring in 2010. We lease approximately 4,745 square feet of space at Free Press Journal Marg, 215, Nariman Point in Mumbai, India pursuant to lease agreements expiring in 2008. We do not anticipate a need for additional office space in the near term.

Item 3.	Legal Proceedings
   We are involved in a number of judicial, regulatory and arbitration matters arising in connection with our business, including those listed below. The outcome of matters we are involved in cannot be determined at this time, and the results cannot be predicted with certainty. There can be no assurance that these matters will not have a material adverse effect on our results of operations in any future period and a significant judgment could have a material adverse impact on our financial condition, results of operations and cash flows. We may in the future become involved in additional litigation in the ordinary course of our business, including litigation that could be material to our business.
   In accordance with SFAS No. 5, Accounting for Contingencies, we review the need for any loss contingency reserves and establish reserves when, in the opinion of management, it is probable that a matter would result in liability and the amount of loss, if any, can be reasonably estimated. Generally, with respect to matters we are involved in, in view of the inherent difficulty of predicting the outcome of these matters, particularly in cases in which claimants seek substantial or indeterminate damages, it is not possible to determine whether a liability has been incurred or to reasonably estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no reserve is established until that time.
   In re Initial Public Offering Securities Litigation. We are a defendant in several purported class actions brought against numerous underwriters in connection with certain initial public offerings in 1999 and 2000. These cases have been consolidated in the United States District Court for the Southern District of New York and generally allege that underwriters accepted undisclosed compensation in connection with the offerings, entered into arrangements designed to influence the price at which the shares traded in the aftermarket and improperly allocated shares in these offerings. The actions allege violations of federal securities laws and seek unspecified damages. Of the 310 issuers named in these cases, we acted as a co-lead manager in one offering, a co-manager in 32 offerings, and as a syndicate member in 10 offerings. We have denied liability in connection with these matters. On June 10, 2004, plaintiffs entered into a definitive settlement agreement with respect to their claims against the issuer defendants and the issuers’ present or former officers and directors named in the lawsuits. On June 14, 2004, those parties jointly moved for approval of the proposed settlement. By a decision dated October 13, 2004, the federal district court granted plaintiffs’ motion for class certification, and the underwriter defendants have petitioned the U.S. Court of Appeals for the Second Circuit to review that certification decision. The Second Circuit has granted that petition, and appellate briefing is underway. We believe we have meritorious defenses to these actions and intend to vigorously defend such actions as they apply to our firm.
   Research Matters. During 2004, we entered into a settlement with the SEC, NYSE, NASD and various state securities regulators to resolve charges that a portion of our research was improperly influenced in order to obtain investment banking business in violation of federal or state securities law. During the year ended December 31, 2004, we settled the matter with the various regulators for a total of $10 million in fines and disgorgement and $2.5 million for the provision of independent research over a five-year period. These settlement amounts had previously been accrued by us during the year ended December 31, 2002. Additionally, in 2004, we escrowed $1.25 million to pay costs associated with an independent consultant to procure the independent research noted above. Such costs will be expensed by us as they are incurred. On February 14, 2006, Newline Corporate Name Ltd. (UK), a member of the syndicate that underwrote our investment banking errors and omissions insurance policy, filed a complaint seeking declaratory relief regarding insurance obligations in connection with this matter and seeking repayment of approximately $3.8 million of amounts previously disbursed to us in connection with this settlement. We believe we have meritorious defenses to these actions and intend to vigorously defend against them.
   In re Friedman’s Inc. Securities Litigation. In September 2003, we acted as lead manager on a follow-on offering of common stock of Friedman’s Inc. Plaintiffs have filed a purported class action suit against Friedman’s and its directors, senior officers and outside accountant as well as the company’s underwriters, including us, in the United States District Court for the Northern District of Georgia, alleging that the registration statement for the offering and a previous registration statement dated February 2, 2002 were fraudulent and materially misleading because they overstated revenue and inventory, understated allowances for uncollectible accounts, and failed to properly account for impairment of a particular investment. Friedman’s is currently operating its business in bankruptcy. We have denied liability in connection with this matter. A consolidated amended complaint has been filed in this matter. On September 7, 2005, the court denied the underwriters’ motion to dismiss. We believe we have meritorious defenses to these actions and intend to vigorously defend such actions as they apply to our firm.
   In re Tellium, Inc. Securities Litigation. We are a defendant in a purported class action litigation brought in connection with Tellium, Inc.’s initial public offering in May 2001. The most recent amended complaint, filed in the United States District Court for the District of New Jersey, alleges claims for securities fraud against Tellium and certain of its directors and senior officers as well as the company’s underwriters, including us and one of our former employees. We have denied liability in connection with this matter. On June 30, 2005, the court entered an order that dismissed all of the claims against us and the former employee of ours, except for a claim limited to an alleged misstatement in the registration statement relating to the relationship between Tellium and one of its customers. We believe we have meritorious defenses to these actions and intend to vigorously defend such actions as they apply to our firm.
   In re AirGate PCS, Inc. Securities Litigation. We are a defendant in a purported class action litigation brought in connection with a secondary offering of AirGate PCS, Inc. in December 2001. The complaint, filed in the United States District Court for the Northern District of Georgia on May 17, 2002, alleges violations of federal securities laws against AirGate and certain of its directors and officers as well as the company’s underwriters, including us, based on alleged misstatements and omissions in the registration statement. The underwriters’ motion to dismiss was granted by the court in September 2005. We believe we have meritorious defenses to these actions and intend to vigorously defend such actions as they apply to our firm should these claims be reasserted.
   In re First Horizon Pharmaceutical Corporation Securities Litigation. We are a defendant in a purported class action litigation brought in connection with a secondary offering of First Horizon Pharmaceutical Corporation in April 2002. The consolidated amended complaint, filed in the United States District Court for the Northern District of Georgia on September 2, 2003, alleges violations of federal securities laws against First Horizon and certain of its directors and officers as well as the company’s underwriters, including us, based on alleged false and misleading statements in the registration statement and other documents. The underwriters’ motion to dismiss was granted by the court in September 2004. The plaintiffs have appealed to the United States Court of Appeals for the 11th Circuit. We believe we have meritorious defenses to these actions and intend to vigorously defend such actions as they apply to our firm.
   In re Merix Securities Litigation. We are a defendant in a purported class action suit brought in connection with an offering involving Merix Corporation in which we served as co-lead manager for the company. Plaintiffs have filed suit against the company and certain of its directors and senior officers as well as the company’s underwriters, alleging false and misleading statements in the registration statement. On September 15, 2005, the United States District Court for the District of Oregon entered an order dismissing all claims against the underwriter defendants, including us, and the Merix defendants. A portion of the claim under Section 12(a)(2) of the Securities Exchange Act of 1934 was dismissed with prejudice, and the remainder of that claim and the Section 11 claim were dismissed with leave to re-file. Plaintiffs have subsequently filed an amended complaint. We have denied liability in connection with this matter. We believe we have meritorious defenses to these actions and intend to vigorously defend such actions as they apply to our firm.
   Borghetti v. Campus Pipeline. A putative shareholder derivative action was brought in the Third Judicial District Court in Salt Lake County, Utah on October 5, 2004 against Campus Pipeline in connection with a sell-side mergers and acquisitions engagement in which we acted as a financial advisor to the company. Plaintiffs alleged breach of fiduciary duty, fraud and similar related claims against company directors, officers, attorneys and us. On May 3, 2005, the court granted in part and denied in part our motion to dismiss, dismissing all claims against us except the breach of fiduciary duty claim. We have denied liability in connection with this matter. We believe we have meritorious defenses to these actions and intend to vigorously defend such actions as they apply to our firm.
   IRS Information Requests Relating to Tax Products. We have received requests for information from the Internal Revenue Service, or IRS, regarding our referrals of clients to a third-party provider of tax products in 1999, 2000 and 2001. We have cooperated with these requests and believe we have complied with all material regulatory requirements as a referring party. The IRS has recently extended offers of settlement to promoters and organizers of similar tax planning products. We have also received one of these offers of settlement, which contains a methodology for potential resolution of this matter, but we continue to believe that we were a referring party and not a promoter or organizer of these tax products. However, if the IRS subsequently charges that these products were “tax shelters” and that we were required to make certain disclosures and registrations as a promoter or organizer of these tax products, we could be liable for monetary penalties. We believe we have substantial support for our position and intend to vigorously defend against any alleged penalties should they be assessed.
   In re Leadis Technology, Inc. Securities Litigation — Dismissed with prejudice. We have been a defendant in a purported class action litigation brought in connection with Leadis Technology, Inc.’s initial public offering in June 2004. The consolidated complaint, filed in the United States District Court for the Northern District of California on August 8, 2005, alleged violations of federal securities laws against Leadis and certain of its directors and officers as well as the company’s underwriters, including us, based on alleged misstatements and omissions in the registration statement. On March 1, 2006 the complaint against us in this matter was dismissed by the court with prejudice.

Item 4.	Submission of Matters to a Vote of Security Holders
   There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2005.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
   Our initial public offering of common stock closed on February 7, 2006. In connection with the completion of our initial public offering, we carried out a number of reorganization transactions to have Thomas Weisel Partners Group, Inc. succeed to the business of Thomas Weisel Partners Group LLC. In connection with these reorganization transactions members of Thomas Weisel Partners Group LLC received an aggregate of 17,347,270 shares of common stock of Thomas Weisel Partners Group, Inc. in exchange for their membership interests in Thomas Weisel Partners Group LLC. This issuance of shares of common stock was not registered under the Securities Act of 1933, as amended, because the shares were offered and sold in transactions exempt from registration pursuant to Section 4(2) of the Securities Act.
   On February 7, 2006, we issued 4,783,670 shares of our common stock and selling stockholders sold 1,216,330 shares of our common stock in a registered public offering pursuant to a Registration Statement on Form S-1, which was declared effective by the SEC on February 1, 2006 (Commission file number 333-129108), and pursuant to an additional Registration Statement on Form S-1 (Commission file number 333-131470), which was filed on February 1, 2006 pursuant to SEC Rule 462(b) and which became effective automatically upon filing. On February 10, 2006, our underwriters exercised their option to acquire an additional 900,000 shares of our common stock and as a result we issued 130,770 additional shares of our common stock and a selling stockholder sold 769,230 additional shares of our common stock, in each case on February 14, 2006. Our initial public offering has terminated, and all securities registered pursuant to the Registration Statements have been sold. The underwriters for our initial public offering were Thomas Weisel Partners LLC (our wholly-owned subsidiary), Keefe, Bruyette & Woods, Inc. and Fox-Pitt, Kelton Incorporated, with Thomas Weisel Partners LLC and Keefe, Bruyette & Woods, Inc. acting as co-managing underwriters. In our initial public offering we issued an aggregate of 4,914,440 shares of common stock at an aggregate offering price to the public of $73,716,600 and selling stockholders sold an additional 1,985,560 shares (the proceeds of which were retained by those selling stockholders). In our initial public offering the underwriters’ discount was $1.05 per share (or approximately $5.2 million in the aggregate) and the amount of additional expenses incurred by us in connection with the issuance and distribution of the common stock in our initial public offering was approximately $4.4 million. As a result, the net offering proceeds to us from the offering after subtracting the underwriters’ discount and these other expenses was approximately $64 million.
   Since our initial public offering we have invested the full amount of the net offering proceeds in short-term money market instruments. The offering proceeds will continue to be invested in highly-rated debt securities and money market funds pending their use. It is our expectation that the full amount of the proceeds of the offering will be used by us for general corporate purposes.
   Our common stock is traded on The Nasdaq Stock Market under the symbol “TWPG”. The following table sets forth, for the period indicated (which begins on the first day our common stock was publicly traded), the high and low sales prices per share of our common stock, as reported on The Nasdaq Stock Market.

	Sales Price

	High	Low

February 2, 2006 to March 28, 2006	$24.00	$18.71
   No dividends have been declared or paid on our common stock. We do not anticipate that we will pay any cash dividends on our common stock in the foreseeable future. We have not repurchased any shares of our common stock subsequent to our initial public offering.
   As of March 15, 2006, there were approximately 125 holders of record of our common stock.
   On March 28, 2006, the last reported sales price for our common stock on The Nasdaq Stock Market was $23.48 per share.
   Information relating to compensation plans under which equity securities are authorized for issuance is set forth under Item 12 — “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K.

Item 6.	Selected Financial Data
   Set forth below is selected consolidated financial and other data of Thomas Weisel Partners Group LLC as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001. The selected consolidated Statement of Financial Condition Data and Statement of Operations Data as of and for the year ended December 31, 2001 are derived from unaudited consolidated financial statements. The Selected Data and Ratios have been obtained or derived from our records.

	As of or for Year Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except selected data and ratios)
Statement of Operations Data:
REVENUES:
Brokerage	$138,497	$154,746	$139,391	$172,008	$221,690
Investment banking	75,300	84,977	82,414	53,670	107,259
Asset management	36,693	44,009	41,598	17,792	8,655
Interest income	5,510	3,148	2,116	5,849	11,256

Total revenues	256,000	286,880	265,519	249,319	348,860
Interest expense	(5,114)	(3,470)	(3,615)	(5,634)	(11,416)

Net revenues	250,886	283,410	261,904	243,685	337,444

EXPENSES EXCLUDING INTEREST:
Compensation and benefits	154,163	146,078	127,184	131,486	159,177
Other expenses	101,594	112,606	122,921	168,740	169,240

Total expenses	255,757	258,684	250,105	300,226	328,417

INCOME (LOSS) BEFORE TAX	(4,871)	24,726	11,799	(56,541)	9,027
Provision for taxes (tax benefit)	2,187	2,044	1,342	1,386	(125)
NET INCOME (LOSS)	$(7,058)	$22,682	$10,457	$(57,927)	$9,152

LESS: PREFERRED DIVIDENDS AND ACCRETION	(15,654)	(15,761)	(15,380)	(14,520)	(6,580)

NET INCOME (LOSS) ATTRIBUTABLE TO CLASS A, B AND C SHAREHOLDERS	$(22,712)	$6,921	$(4,923)	$(72,447)	$2,572

Statement of Financial Condition Data:
Total assets	$312,823	$309,174	$312,606	$325,399	$480,164
Total liabilities	199,428	178,206	182,721	197,444	271,927
Total redeemable convertible preferred stock	223,792	221,635	216,624	214,070	209,378
Members’ deficit	(110,397)	(90,667)	(86,739)	(86,115)	(1,141)
Selected Data and Ratios:
Investment Banking:
Number of transactions	63	88	62	42	52
Revenue per transaction ($ in millions)	$1.15	$0.93	$1.23	$1.24	$1.98
Brokerage:
Average daily customer trading volume (in millions of shares)	17.70	19.18	15.60	15.25	17.44
Average daily brokerage revenue ($ in millions)	$0.55	$0.61	$0.55	$0.68	$0.88
Research:
Publishing analysts	39	32	33	36	34
Companies covered	565	469	474	462	373
Number of companies covered per publishing analyst	14	15	14	13	11
Other:
Average number of employees and partners	548	540	525	649	770

As of or for the Year Ended
December 31, 2005

PRO FORMA, AS ADJUSTED (UNAUDITED)*(a)
Pro forma net revenues(b)	$249,116
Pro forma loss before tax(b)	(6,641)
Pro forma tax benefit(c)	(1,343)
Pro forma net loss(c)	(5,298)
Pro forma preferred dividends and accretion	—
Pro forma net loss attributable to common shareholders	(5,298)
Pro forma diluted loss per share(d)	$(0.31)
Pro forma weighted average number of common shares outstanding:
Basic	17,347
Diluted(d)	17,347
Pro forma book value per share	$5.54
Pro forma cash and cash equivalents(g)	$87,855
Pro forma deferred tax asset(h)	12,462
Pro forma total assets	322,947
Pro forma capital lease obligations and notes payable(e)	49,267
Pro forma total redeemable preference shares (Classes C, D and D-1)(e)(f)	—
Pro forma paid-in capital Class A shares(e)	—
Pro forma common stock, par value $0.01 per share(e)	173
Pro forma additional paid-in capital(e)	202,841
Pro forma accumulated deficit(f)(h)	(106,576)
Pro forma stockholders’ equity(e)	96,129

(a)	We believe that the pro forma, as adjusted amounts presented more accurately depict the results we would have had as a corporation, as these amounts change tax expense to amounts that we expect we would have paid as a corporation during the year ended December 31, 2005. Additionally, these amounts decrease net revenues by the amount of interest expense on notes payable issued to preferred shareholders upon consummation of the reorganization transactions described in Item 13 — “Certain Relationships and Related Transactions — Reorganization Transactions” in this Annual Report on Form 10-K. The amounts for the year ended December 31, 2005 reflect pro forma results of operations as if these transactions had occurred on January 1, 2005.

(b)	Reflects decrease in net revenues and increase in loss before tax of $1.8 million for the estimated interest expense for the notes issued to Class D and D-1 preferred shareholders.

(c)	As a limited liability company, we were generally not subject to income taxes except in foreign and local jurisdictions. The pro forma benefit for income taxes for the year ended December 31, 2005 includes adjustments for additional tax benefit of $3.5 million. This adjustment includes assumed federal, foreign, state and local income taxes as if we were a corporation for the year ended December 31, 2005 at an assumed combined federal, foreign, state and local income tax rate of 42% of pre-tax loss adjusted for non-deductible items.

Additionally, the pro forma adjustment to recognize a net deferred tax asset of approximately $12 million as of December 31, 2005 was not reflected in the pro forma statement of operations information. As a result of our conversion to corporate form, in the first quarter of 2006 the initial recognition of the net deferred tax asset will be recorded in our statement of operations.

(d)	The pro forma diluted number of shares outstanding for the year ended December 31, 2005 does not include the effect of the issuance of a warrant to Nomura for 486,486 shares of our common stock, as the warrant would have an antidilutive effect on net loss per share. See Item 13 — “Certain Relationships and Related Transactions — Reorganization Transactions” in this Annual Report on Form 10-K for additional information.

(e)	Reflects (i) the issuance of common stock related to the exchange of all of our Class A members’ interests and all of our redeemable convertible preference stock, (ii) the issuance of $10 million principal amount of an unsecured, senior floating-rate note payable to CalPERS, to be recorded at the estimated fair value of the debt of $9.1 million, (iii) the issuance of $10 million principal amount of an unsecured, senior non-interest bearing note payable to CalPERS, to be recorded at the estimated fair value of the debt of $8.7 million, (iv) the issuance of $13 million principal amount of an unsecured, senior floating-rate note payable to Nomura, to be recorded at the estimated fair value of the debt of $11.9 million, and (v) the issuance of a warrant to Nomura with a fair value of $4.6 million. See Item 13 — “Certain Relationships and Related Transactions — Reorganization Transactions” in this Annual Report on Form 10-K for additional information. Does not reflect the issuance of 1,869,171 restricted stock units in connection with our initial public offering in February 2006.

We accounted for the warrant issued to Nomura at fair value of $4.6 million and allocated this amount to additional paid-in capital. The fair value of the warrant was determined by applying the Black-Scholes option pricing model using an exercise price based on the initial public offering price of $15 per share.

(f)	Our redeemable convertible preference shares contained put options allowing stockholders to sell all or any portion of their shares to us and are accounted in accordance with EITF D-98, Classification and Measurement of Redeemable Securities. The redeemable convertible preference shares were shown outside of permanent equity and were carried at current redemption value at December 31, 2005. The redemption value of the Class C redeemable preference shares included accumulated accretion of $17.5 million and represented a redemption value equal to an internal rate of return on aggregate capital contributions of 12% per annum. Upon our reorganization, all of the Class C, Class D and Class D-1 redeemable preference shares were converted into shares of our common stock and notes and the accumulated accretion of $17.5 million was excluded from additional paid-in capital and credited to accumulated deficit.

(g)	Reflects notice of exercise of a put option by one of the holders of our Class C redeemable preference shares in August 2005, with respect to which we made a payment in February 2006.

(h)	In accordance with Statement of Financial Accounting Standards No. 109, and in connection with the reorganization transactions, we have recorded a deferred tax asset of approximately $20 million calculated as of December 31, 2005, which has been partially offset by a valuation allowance of approximately $8 million. The valuation allowance has been recorded because certain of the deferred tax assets, which result from unrealized capital losses, more likely than not will not be realized due to the uncertainty of our ability to generate future capital gains to offset such capital losses. The remainder of the deferred tax asset results from temporary differences that will more likely than not be realized in future years. As described in footnote (c) above, our pro forma tax benefit for the year ended December 31, 2005 does not reflect the net tax benefit from recording this deferred tax asset of approximately $12 million as of December 31, 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
   The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results and the timing of events may differ significantly from those projected in forward-looking statements due to a number of factors, including those set forth in Item 1A — “Risk Factors” of this Annual Report on Form 10-K.
Overview
   We are an investment bank focused principally on the technology, healthcare and consumer sectors of the economy. We were founded in 1998 and initially capitalized through investments from our founding partners and more than 20 venture capital and private equity firms. We subsequently received investments from California Public Employees’ Retirement System, or CalPERS, in January 2000 and from Nomura America Investment, Inc., or Nomura, in October 2001.
   On February 7, 2006, Thomas Weisel Partners Group, Inc. succeeded to the business of Thomas Weisel Partners Group LLC and completed an initial public offering of its common stock.
   Our business is managed as a single operating segment and we generate revenues from three principal sources: brokerage, investment banking and asset management. Our brokerage group provides equity and convertible debt securities sales and trading services to institutional investors, and offers brokerage, advisory and cash management services to high-net-worth individuals and corporate clients. Our investment banking group is comprised of two disciplines: corporate finance and strategic advisory. Our asset management group is divided into two units: private equity and distribution management.
   Our culture and approach to client engagements allow us to operate in a highly coordinated and integrated manner. We believe that our commitment of significant time and resources to our target sectors, combined with our integrated business model, provides significant value to growth companies and growth investors in these sectors. This specialization, however, exposes us to volatility and trends in our target sectors, independent of general securities market conditions and economic trends. Moreover, in order to provide this value to clients we have elected to make a long-term commitment to maintaining a substantial, full-service platform notwithstanding significant volatility in our target sectors.
   Since our firm was founded in 1998, the U.S. economy in general, and our target sectors in particular, have experienced expansion, followed by periods of contraction, uncertainty and cautious optimism. Throughout these challenging and uncertain periods, we have continued to maintain our dedication and focus while capitalizing on opportunities as they arise. We remain confident in the long-term market opportunity for our services primarily due to favorable long-term investment and economic trends in our target sectors and favorable trends in the U.S. and global venture capital industry.
Revenues
   Our revenues and results of operations depend on a number of market factors. These factors include market conditions and valuations for companies in the technology, healthcare and consumer sectors, as well as general securities market conditions. Trends in the securities markets are also affected by general economic trends, including fluctuations in interest rates, flows of funds into and out of the markets and other conditions. In addition to these market factors, our revenues from period to period are substantially affected by the timing of transactions in which we are involved. Fees for many of the services we provide are earned only upon the completion of a transaction. Accordingly, our results of operations in any individual year or quarter may be affected significantly by whether and when significant transactions are completed.

Brokerage
   Our brokerage revenues include (i) commissions paid by customers from brokerage transactions in listed and over-the-counter, or OTC, equity and convertible debt securities, (ii) trading gains and losses which result from market making activities and from our commitment of capital to facilitate customer transactions, (iii) advisory fees paid to us by high-net-worth individuals and institutional clients of our private client services group, which are generally based on the value of the assets we manage and (iv) fees paid to us for equity research. The amount of fee-based revenue from private client services that was included within brokerage revenues was $15.6 million, $11.9 million and $10.7 million for 2005, 2004 and 2003, respectively. Our brokerage revenues may vary between periods, in part depending on commission rates, trading volumes and the perceived value of and our ability to continue to deliver research and other value-added services we provide to our clients. The ability to execute trades electronically, through the Internet and through other alternative trading systems, have increased pricing pressure on full-service trading commissions and we expect the trend toward alternative trading systems to continue to put pricing pressure on trading commissions in our brokerage business.
   We are, to some extent, compensated by our clients through brokerage commissions for the value of our research. These “soft dollar” practices have been the subject of discussion among regulators, the investment banking community and our brokerage clients. Fidelity Management & Research Company, one of our largest institutional brokerage clients in terms of commission revenue, has recently announced that it has entered into arrangements with some brokerage firms under which Fidelity will separate payments for research products or services from trading commissions for brokerage services and will pay for research directly in cash, instead of compensating these firms through trading commissions as under soft dollar practices. In March 2006, we entered into such an arrangement with Fidelity. We are unable at this time to predict the effect this arrangement will have on the revenues of our brokerage business because we cannot predict whether and to what extent this arrangement will affect our future trading volume with Fidelity or the losses we may incur when we commit capital to facilitate trades. If our future trading volume and trading losses relating to our brokerage business with Fidelity were to remain unchanged from 2005 levels, our brokerage revenues from Fidelity would decrease. If other institutional brokerage clients adopt similar practices in the future, there may be additional pricing pressure on trading commissions and the value our clients place on high-quality research may fall, both of which would likely reduce the revenues of our brokerage business.
   The concentration in brokerage revenues among our ten largest brokerage clients increased from 25% in 2003 to 32% in 2004 and remained at 32% in 2005.

Investment Banking
   Our investment banking revenues include (i) management fees, underwriting fees, selling concessions and agency placement fees earned through our participation in public offerings and private placements of equity and convertible debt securities and (ii) fees earned as strategic advisor in mergers and acquisitions and similar transactions. Investment banking revenues are typically recognized at the completion of each transaction. As a result, our investment banking revenues have and likely will continue to vary significantly between periods. Our investment banking engagements typically relate to only one potential transaction and do not provide us with long-term contracted sources of revenue. Underwriting revenues are presented net of related expenses. Unreimbursed expenses associated with private placement and advisory transactions are recorded as non-compensation expenses. The total amount of underwriting revenues including private placements that were included within investment banking revenues was $43.4 million,

$56.9 million and $56.8 million for 2005, 2004 and 2003, respectively. The total amount of merger and acquisition fees and other advisory service revenues that were included within investment banking revenues was $31.9 million, $28.1 million and $25.6 million for 2005, 2004 and 2003, respectively.

Asset Management
   Our asset management revenues include (i) private equity management revenue consisting of fees that we earn from investment partnerships we manage, allocation of the appreciation and depreciation in the fair value of our investments in the underlying partnerships and incentive fee allocations from the partnerships we manage when investment returns exceed certain thresholds, (ii) distribution management revenue that we earn from the management of equity distributions received by our clients from their investments and (iii) other asset management-related realized and unrealized gains and losses on investments not associated with investment partnerships, primarily equity securities.
   Private equity management fees that we earn are generally based on committed capital or net assets of the partnerships. In certain investment partnerships we have elected to waive receipt of management fees in lieu of making direct cash capital contributions. These waived management fees are treated as deemed contributions by us to the partnerships, satisfy the capital commitments to which we would otherwise be subject as general partner and are recognized in revenue when the investment partnership generates gains and allocates the gains to the general partner in respect of previously waived management fees. Because waived management fees are contingent upon the recognition of gains by the investment partnership, the recognition in revenue is deferred until the contingency is satisfied in accordance with generally accepted accounting principles. For 2005, 2004, and 2003, the total amount of management fees that were waived in lieu of making cash capital contributions was $2.0 million, $2.5 million and $2.1 million, respectively. Accordingly, these amounts were not recognized in revenue. As of December 31, 2005, the total amount of waived management fees available to be recognized as revenue in the future is $17.8 million. Should this remaining amount be realized, we expect it would be recorded incrementally over a number of years. If the partnerships do not recognize investment gains we will not recognize any of these waived management fees in revenues.
   In November 2005, we completed a transaction through which a new general partner, owned by the senior managers of Thomas Weisel Capital Partners L.P. (“TWCP”) assumed responsibility for the management of TWCP and its affiliated funds for which we were previously responsible and from which we received private equity management fees. The management fees and transaction related fees from TWCP that have been reflected in our historical results of operations were $15.7 million, $16.9 million and $17.5 million for the years 2005, 2004 and 2003, respectively. In the future, we will no longer receive management fees from TWCP, however, we have retained our capital account in TWCP and will receive gain or loss allocations in respect of our capital account balance. In connection with the closing of this transaction, we recorded a loss of approximately $2.3 million in the fourth quarter of 2005. As of December 31, 2005 the value of our TWCP capital account reflected on our statement of financial condition was $13.6 million.

Interest
   Interest and dividend income primarily consists of interest and dividends on trading and investment securities and net interest on balances maintained in proprietary accounts at our clearing firm. These assets included money market instruments, short-term investment products, U.S. Government securities and margin debit balances with the clearing broker.

Expenses

Compensation and Benefits
   Compensation and benefits expenses to secure the services of our partners and employees have been the largest component of our expenses. Compensation and benefits expense includes salaries, overtime, bonuses, commissions, benefits, employment taxes and other employee costs. We have a discretionary bonus plan based on a combination of firm and individual performance, a portion of the payments under which are retention bonuses. Particularly for our senior professionals, these bonuses make up a large portion of total compensation. We accrue for the estimated amount of payments under this bonus plan over the applicable service period, which, in the case of retention bonus payments, begins at the date of grant and ends at the date of payment. We generally pay bonuses at selected times and intend to make these payments in February and July in the future. A portion of these bonuses will be paid in the form of equity awards granted under our Equity Incentive Plan. The timing of cash bonus payments may have a greater impact on our cash position and liquidity as they are paid than would otherwise be reflected in our income statement.
   Because we operated as a limited liability company prior to the completion of our initial public offering, certain cash payments in 2004 to our partners were in the form of distributions to partners of members’ capital. These distributions totaled $13.8 million in 2004. These distribution payments to partners are not reflected in our GAAP compensation and benefits expense. Any future payments to our partners, other than dividends, will be recorded as compensation and benefits expense.
   We intend to maintain our aggregate compensation expense, excluding expenses relating to equity awards made in connection with our initial public offering, within the range of 55% to 58% of our net revenues (excluding investment gains and losses attributable to investments in partnerships and other securities) beginning in 2006, although we retain the ability to change this rate in the future. For 2005, our total compensation and benefits expense was 63% of our net revenues (excluding investment gains and losses attributable to investments in partnerships and other securities).
   Upon completion of our initial public offering, we granted to a broad group of our employees and advisors and each of our independent directors restricted stock units with respect to which an aggregate of 1,869,171 shares of our common stock are deliverable. The allocation of these grants to the employees was determined on a discretionary basis and the grants to our independent directors were determined in accordance with our director compensation policy. These restricted stock units will vest in three equal installments on February 7, 2007, 2008 and 2009, subject to the employee’s continued employment with us, but will vest earlier in the event of a change of control. After full vesting, the shares of common stock underlying these restricted stock units will be deliverable in three equal installments on or about February 7, 2009, 2010 and 2011, but may be deliverable earlier in the event of a change in control. We will account for the grant of these restricted stock units in accordance with SFAS No. 123-R, Share-Based Payment. It is our preliminary estimate that the non-cash compensation expense associated with the grant of these restricted stock units will approximate $28 million to be accrued ratably over the three year service period, however, we are in the process of estimating the forfeiture rate relating to these grants, which estimated rate, when determined, may reduce this preliminary estimate.

Non-Compensation Expenses
   The balance of our operating expenses include floor brokerage and execution, communications and data processing, depreciation and amortization, marketing and promotion, occupancy and equipment and other expenses.

Consolidated Results of Operations
   The following table sets forth our net revenues, total expenses and net income (loss) for 2005, 2004 and 2003:

	For Year Ended December 31,

	2005	2004	2003

	(In $ thousands)
Net revenues	$250,886	$283,410	$261,904
Total expenses and taxes	257,944	260,728	251,447

Net income (loss)	(7,058)	22,682	10,457
Preferred dividends and accretion	(15,654)	(15,761)	(15,380)

Income (loss) attributable to Class A, B and C shareholders	$(22,712)	$6,921	$(4,923)

2005 versus 2004
   We incurred a net loss of $7.1 million in 2005, whereas in 2004 we had net income of $22.7 million. Our net loss in 2005 was primarily attributable to a $32.5 million, or 11%, decline in our net revenues. The decline in net revenues was primarily attributable to decreases in levels of activity in our brokerage and investment banking businesses and a decline in the level of fee based assets within our asset management businesses, while our total expenses remained essentially unchanged. In particular, the number of investment banking transactions in which we participated decreased from 88 in 2004 to 63 in 2005, or 28%, and the average daily volume of shares we traded for our customers decreased from 19.2 million to 17.7 million, or 8%, during the same period. Our total expenses in 2005 decreased by $2.8 million, or 1%, from 2004. Total expenses as a percentage of net revenues increased to 103% in 2005 from 92% in 2004.
   Our loss attributable to Class A, B and C shareholders for 2005 was $22.7 million, compared to income attributable to Class A, B and C shareholders for 2004 of $6.9 million. Our income (loss) attributable to Class A, B and C shareholders was calculated by deducting from our net income (loss) the preferred dividends and accretion on our redeemable convertible preference stock (neither of which adjustments apply following the completion of our initial public offering).

2004 versus 2003
   We had net income of $22.7 million in 2004, whereas in 2003 we had net income of $10.5 million. This increased net income was primarily attributable to increased levels of activity in our brokerage and investment banking businesses, while the amount of our expenses increased to a lesser extent. Net revenues increased by $21.5 million, or 8%, to $283.4 million in 2004 from $261.9 million in 2003. The number of investment banking transactions in which we participated increased from 62 in 2003 to 88 in 2004, or 42%, and the average daily volume of shares we traded for our customers increased from 15.6 million to 19.2 million, or 23%, during the same period. Our total expenses in 2004 increased by $8.6 million, or 3.4%. Total expenses as a percentage of net revenue decreased to 92% in 2004 from 96% in 2003. Our improved profitability in 2004 was aided by our 2003 initiatives to restructure certain facility obligations and related costs, resulting in a decrease in occupancy and equipment expense and depreciation and amortization expense of approximately $12.4 million.
   Our income attributable to Class A, B and C shareholders in 2004 was $6.9 million, compared to a loss attributable to Class A, B and C shareholders of $4.9 million in 2003.

Revenues
   The following table sets forth our revenues for 2005, 2004 and 2003, both in thousand dollar amounts and as a percentage of net revenues for these periods:

	For Year Ended December 31,

	2005	2004	2003

Revenues:
Brokerage	$138,497	$154,746	$139,391
Investment banking	75,300	84,977	82,414
Asset management	36,693	44,009	41,598
Interest income	5,510	3,148	2,116

Total revenues	256,000	286,880	265,519
Interest expense	(5,114)	(3,470)	(3,615)

Net revenues	$250,886	$283,410	$261,904

Percentage of net revenues:
Investment banking	30%	30%	31%
Brokerage	55	54	53
Asset management	15	16	16
Interest income	2	1	1

Total revenues	102	101	101
Interest expense	(2)	(1)	(1)

Total	100%	100%	100%

Brokerage Revenue
   2005 versus 2004. Brokerage revenues decreased by $16.3 million, or 11%, to $138.5 million in 2005 from $154.7 million in 2004. The decline in brokerage revenues was primarily attributable to lower revenues from trading in equity securities, which declined by $17.8 million, or 14% from 2004, on lower volume of shares traded for customers, as average daily trading volume of shares we traded for customers fell by 8%. Brokerage revenues in 2004 benefited from particularly favorable equity market conditions in our target sectors for the first quarter of 2004 when revenues were reported at $48.7 million as compared to the average quarterly revenues over the three remaining quarters of 2004 of $35.4 million. Average commissions per share also declined in 2005, partially offset by a reduction in trading losses related to our commitment of capital to facilitate customer transactions. Revenues relating to trading in convertible debt securities decreased by $3.3 million from 2004, primarily due to trading losses attributable to difficult market conditions in the convertible debt market in the first quarter of 2005. In addition, brokerage revenues include fees paid for investment advisory services provided through our private client services group to both institutional and high-net-worth individuals, based on the value of assets under management. The amount of fee-based revenue that was included within brokerage revenues was $15.6 million and $11.9 million for 2005 and 2004, respectively, or an increase of $3.7 million, or 31%, primarily due to higher average client assets in our asset management consulting product.
   2004 versus 2003. Brokerage revenues increased by $15.3 million, or 11%, to $154.7 million in 2004 from $139.4 million in 2003. The increase in brokerage revenues in 2004 was primarily attributable to an increase in revenues from trading in equity securities, which increased by $12.9 million, or 12% from 2003. The average daily trading volume of shares we traded for customers increased 23%. As noted above, brokerage revenues for the first quarter of 2004 benefited from particularly favorable equity market conditions in our target sectors and we reported 2004 first quarter brokerage revenues that were $13.3 million higher than the average for the remaining three quarters of 2004. Revenues related to trading in convertible debt securities remained relatively stable, increasing just $104 thousand from 2003 to 2004. The overall increase in brokerage revenues was partially offset by a decrease in the average commission per share and an increase in trading losses from our commitment of capital to facilitate customer transactions in 2004.

Investment Banking Revenue
   The following table sets forth our total investment banking revenues for 2005, 2004 and 2003, and the amount of investment banking revenues attributable to (1) underwriting, including private placements and (2) merger and acquisition fees and other advisory service revenues.

	Year Ended December 31,

	2005	2004	2003

	(In $ millions)
Investment Banking Revenues:
Underwriting revenues including private placements	$43.4	$56.9	$56.8
Merger and acquisition fees and other advisory service revenues	$31.9	$28.1	$25.6

Total	$75.3	$85.0	$82.4

   2005 versus 2004. Investment banking revenues decreased by $9.7 million, or 11%, to $75.3 in 2005 from $85.0 million in 2004. The decline in our investment banking revenues resulted primarily from lower levels of activity in our corporate finance business, as the number of revenue generating transactions decreased to 63 in 2005 from 88 in 2004, or 28%. In the market as a whole, the total number of technology, healthcare and consumer IPOs decreased from 127 in 2004 to 92 in 2005, or 28%. Comparing our activity in 2005 to 2004, the total number of IPOs and follow-on equity offerings in which we participated decreased from 31 to 18 and from 24 to 19, respectively. The number of strategic advisory transactions in which we participated decreased from 19 to 15, however, revenues from our strategic advisory services increased to $31.9 million in 2005 from $28.1 million in 2004. Strategic advisory revenues for 2005 included approximately $13.2 million of revenues generated from multiple advisory services we performed for a single client. The decrease in our volume of investment banking transactions in 2005 was partially offset by a 24% increase in the average fee per transaction to $1.15 million in 2005 from $0.93 million in 2004. The increase in the average fee per transaction was primarily attributable to an increase in the average size of follow-on equity offerings and strategic advisory transactions.
   2004 versus 2003. Investment banking revenues increased by $2.6 million, or 3%, to $85.0 million in 2004 from $82.4 million in 2003. The increase in investment banking revenues was primarily due to an increase in the number of revenue-generating transactions from 62 in 2003 to 88 in 2004, or 42%. The increase in the number of transactions in 2004 included a trebling (from 9 to 31) in the number of initial public offerings in which we participated. Additionally, we earned fees from 19 strategic advisory engagements in 2004 compared to 14 transactions in 2003. These increases in transaction numbers were partially offset by a reduction in the number of convertible debt transactions from 12 in 2003 to 5 in 2004. The increase in our volume of investment banking transactions in 2004 was substantially offset by a 24% decrease in the average fee per transaction to $0.93 million in 2004 from $1.23 million in 2003. The reduction in average fee per transaction in 2004 was primarily attributable to a reduction in the average size and a lower percentage of lead-managed follow-on equity offerings and private placements as well as a reduction in the average size of strategic advisory transactions.

Asset Management Revenue
   2005 versus 2004. Asset management revenues decreased by $7.3 million, or 17%, in 2005 to $36.7 million from $44.0 million in 2004. Approximately $5.2 million of the decrease is attributable to a reduction in management fees, in accordance with our decision to wind-up one private equity fund and one equity investment management product, and the end of the investment period for TWCP. In 2005, investment gains attributable to investments in partnerships and other securities totaled $7.5 million, while investment gains in 2004 were $9.1 million. Included within the 2005 investment gain amount is a gain on the sale of our New York Stock Exchange seat of $1.6 million and allocations of investment gains to our capital account for management fees we previously waived as well as gains in certain other equity positions.
   2004 versus 2003. Asset management revenues of $44.0 million in 2004 represented an increase of $2.4 million, or 6%, from $41.6 million in 2003. Asset management fee revenues remained relatively stable, increasing by approximately $1 million from 2004 to 2003. The total investment gains for 2004 and 2003, the substantial majority of which was attributable to allocation of investment gains on investment partnerships were $9.1 million and $7.7 million, respectively.
Operating Expenses and Employees
   The following table sets forth information relating to our operating expenses, distributions to partners and number of employees for 2005, 2004 and 2003:

	For Year Ended December 31,

	2005	2004	2003

	(In $ thousands)
Expenses Excluding Interest:
Compensation and benefits	$154,163	$146,078	$127,184
Floor brokerage and trade execution	26,873	31,105	30,777
Communications and data processing	17,457	18,818	23,593
Depreciation and amortization	9,146	10,055	16,789
Marketing and promotion	11,898	13,776	11,973
Occupancy and equipment	15,884	18,551	24,226
Other	20,336	20,301	15,563

Total expenses	$255,757	$258,684	$250,105

Compensation & Benefits Expense:
Employees	$113,761	$108,660	$87,767
Partners	40,402	37,418	39,417

Compensation & benefits expense	154,163	146,078	127,184
Partner distributions	—	13,750	—

Total compensation & benefits	$154,163	$159,828	$127,184

Average number of employees and partners	548	540	525
Compensation and Benefits Expense

2005 versus 2004
   Compensation and benefits expense increased $8.1 million, or 6%, to $154.2 million in 2005 from $146.1 million in 2004. Compensation and benefits expense as a percentage of net revenues (excluding investment gains and losses attributable to investments in partnerships and other securities) increased from 53% in 2004 to 63% in 2005. The $5.1 million increase in compensation and benefits expense-employees in 2005 was primarily attributable to higher bonus and commission accrual, increased use of temporary employees and consultants and increased employee overtime. The average number of partners and employees remained relatively stable.
   We believe that the appropriate measure of our partner compensation includes partner compensation and benefits expense combined with distributions to partners of members’ capital, because this measure reflects the payments we have made to our partners both as employees and as owners of our firm. Our total compensation and benefits decreased $5.6 million, or 4%, to $154.2 million in 2005 from $159.8 million in 2004. The decrease in 2005 was primarily attributable to the fact that no distributions to partners occurred during 2005 as compared to $13.8 million in distributions to partners during 2004, partially offset by a higher level of partner bonuses in 2005 as compared to 2004, and by the $5.1 million increase in employee compensation and benefits expense discussed above.

2004 versus 2003
   Compensation and benefits expense increased $18.9 million, or 15%, to $146.1 million in 2004 from $127.2 million in 2003. Compensation and benefits expense as a percentage of net revenues (excluding investment gains and losses attributable to investments in partnerships and other securities) increased to 53% in 2004 from 50% in 2003. The increase in employee compensation and benefits expense in 2004 from 2003 primarily resulted from an increase in the average compensation per employee and an increase in the average number of employees (excluding partners) to 475 in 2004 from 462 in 2003.
   Our total of compensation and benefits increased $32.6 million, or 26%, to $159.8 million in 2004 from $127.2 million in 2003. This increase in 2004 was primarily attributable to $13.8 million in distributions to partners during 2004 compared to no distributions to partners in 2003 and a higher level of retention bonuses for both partners and employees in 2004 as compared to 2003.
Non-Compensation Expenses

2005 versus 2004
   Non-compensation expenses decreased $11.0 million, or 10%, to $101.6 million in 2005 from $112.6 million in the 2004. Overall, non-compensation expenses as a percentage of net revenues remained at 40% in 2005, unchanged from 2004.
   Floor brokerage and trade execution expense decreased $4.2 million, or 14%, in 2005 from 2004, primarily reflecting lower trade clearing charges as a result of lower transaction volume in equity trading and lower clearing costs per transaction. Communications and data processing expense decreased $1.4 million, or 7%, in 2005 from 2004 primarily because we migrated to lower cost laptop and desktop computers near the end of 2004. Depreciation and amortization expense decreased $0.9 million, or 9%, in 2005 from 2004, primarily because we wrote off certain leasehold improvements on office space we exited in 2004 and because we completed amortization of certain leasehold improvements on other office space in 2004. Marketing and promotion expense decreased $1.9 million, or 14%, in 2005 from 2004, primarily reflecting lower spending on conferences. Occupancy and equipment expenses decreased $2.7 million, or 14%, in 2005 from 2004 because we exited certain office space in 2004.

2004 versus 2003
   Non-compensation expenses decreased $10.3 million, or 8.4%, to $112.6 million in 2004 from $122.9 million in 2003. Overall, non-compensation expenses as a percentage of net revenues decreased to 40% for 2004 from 47% for 2003.

   Floor brokerage and trade execution expense increased $0.3 million, or 1%, in 2004 from 2003, primarily due to increased trading volume. Communications and data processing expense decreased $4.8 million, or 20%, in 2004 from 2003, primarily a result of expiring leases on equipment we subsequently purchased and continued to use. Depreciation and amortization expense decreased $6.7 million, or 40%, in 2004 from 2003, primarily because we wrote off assets related to office space we subleased or exited in 2003, and because certain software, telecommunications and technology equipment assets were completely depreciated. Marketing and promotion expense increased $1.8 million, or 15%, in 2004 from 2003, primarily due to increased travel expense and more employees in 2004. Occupancy and equipment expense decreased $5.7 million, or 23%, in 2004 from 2003, as we subleased excess office space, negotiated a temporary partial rent forbearance for certain of our office space, and experienced a reduction in office leasehold improvement write-offs. Other expenses increased $4.7 million, or 30%, in 2004 from 2003, primarily due to settlement of a legal dispute with an outside business consultant, write-off of the remaining unamortized intangible asset of $1.4 million upon closing our value strategies business in 2004, and increased professional services expenses related to our asset management business and research groups.
Provision for Taxes
   Before completion of our initial public offering on February 7, 2006, we were a limited liability company and all of our income and losses were reportable by our individual members in accordance with the Internal Revenue Code and, accordingly, the U.S. federal and state income taxes payable by our members, based upon their share of our net income, had not been reflected in our historical consolidated financial statements, although we were liable for local unincorporated business tax on business conducted in New York City, City of San Francisco business tax and income tax on current income realized by our foreign subsidiary.
   In connection with our initial public offering we reorganized from a limited liability company into a corporation and following that reorganization we will be subject to U.S. federal and state income tax. In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109), and in connection with the reorganization transactions, in 2006 we expect to record a deferred tax asset. As of December 31, 2005, this deferred tax asset was approximately $20 million, which has been partially offset by a valuation allowance of approximately $8 million. The valuation allowance will be recorded because we have determined under applicable accounting principles that certain of the deferred tax assets, which result from unrealized capital losses, more likely than not will not be realized due to the uncertainty of our ability to generate future capital gains to offset such capital losses. The remainder of the deferred tax asset results from temporary differences that will more likely than not be realized in future years. The initial recognition of this net deferred tax asset will be recorded in our statement of operations, as required by SFAS No. 109.
Liquidity and Capital Resources
   We have historically satisfied our capital and liquidity requirements through capital raised from our partners and strategic investors, internally generated cash from operations and available credit from market sources. As of December 31, 2005, we had liquid assets primarily consisting of cash and cash equivalents of $90.2 million. In addition, we have a revolving line of credit for up to $10 million from First Republic Bank that is secured by certain of our investment banking receivables. As of December 31, 2005, the outstanding balance under this facility was $2.9 million. In connection with our private equity investment business, we also maintain a revolving line of credit of $5 million with Silicon Valley Bank that is secured by certain of our assets. This facility was deemed no longer necessary and was terminated in February 2006. As of December 31, 2005, the outstanding principal balance under this facility was $5 million. On November 28, 2005, we entered into a new secured financing arrangement with General Electric

Capital Corporation providing us with $5 million in new working capital. The facility is secured by furniture, equipment and leasehold improvements, with a 3-year term and a variable interest rate at LIBOR plus 2.85%.
   The timing of bonus and retention compensation payments to our partners and other employees may significantly affect our cash position and liquidity from period to period. While our partners and other employees are generally paid salaries semi-monthly during the year, bonus and retention compensation payments, which make up a larger portion of total compensation, are generally paid at selected times during the year. Bonus and retention compensation payments for a given year are generally paid in February and July of the following year. In connection with our initial public offering, we issued notes to our former Class D and Class D-1 shareholders and we will be required to make principal and interest payments on these notes in accordance with their terms.
   Thomas Weisel Partners LLC, our wholly-owned subsidiary and a registered securities broker-dealer, is subject to the net capital requirements of the NYSE and the SEC’s uniform net capital rule. NYSE and SEC regulations also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met. At December 31, 2005, 2004 and 2003, Thomas Weisel Partners LLC had excess net capital of $34.6 million, $42.4 million and $18.1 million, respectively. Regulatory net capital requirements change based on certain investment and underwriting activities. In connection with our transitioning to a new clearing broker, in November 2005 we terminated our previous subordinated borrowing facility with the affiliate of our current clearing broker and established a new subordinated borrowing facility of $40 million with our new clearing broker. This new facility is in the form of a revolving note and subordination agreement. The terms of the revolving note are defined in an agreement approved by the NYSE and such borrowings, if and when drawn, will be considered in computing the net capital of our affiliated broker-dealer and available to support our investment banking and brokerage business. No amounts have been drawn under the new facility.
   Because of the nature of our investment banking and brokerage businesses, liquidity is of critical importance to us. Accordingly, we regularly monitor our liquidity position, including our cash and net capital positions. We believe that our current level of equity capital, combined with the net proceeds to us from our initial public offering and funds anticipated to be provided by operating activities, will be adequate to meet our liquidity and regulatory capital requirements for the next 12 months.
   The following table provides a summary of our contractual obligations as of December 31, 2005:

				2011-
	2006	2007-2008	2009-2010	Thereafter	Total

	(In $ thousands)
Notes payable(1)	$9,128	$9,966	$—	$—	$19,094
Capital leases	272	209	—	—	481
Operating leases	17,257	35,013	32,533	42,557	127,360
General partner commitment to invest in private equity funds(2)	3,124	3,268	415	—	6,807
Guaranteed compensation payments	2,922	5,318	—	—	8,240

Total(3)	$32,703	$53,774	$32,948	$42,557	$161,982

(1)	The table does not include interest payable at variable rates on notes payable which are based on LIBOR and prime rates. As of December 31, 2005, the weighted average interest rate payable on these variable-rate instruments was 6.28% per annum. The table does not include our unsecured, senior floating-rate notes payable to CalPERS and Nomura with principal amounts of $10 million and $13 million, respectively, or our unsecured, senior non-interest bearing note payable to CalPERS with a principal amount of $10 million, each of which was issued upon our reorganization in February 2006.

(2)	The private equity fund commitments have no specific contractual contribution dates, but we are subject to capital calls from the private equity funds when made. The timing of these capital calls are based upon estimated contribution dates.

(3)	The table does not include preferred dividends payable in respect of our Class D and Class D-1 redeemable convertible shares or amounts payable under redemption features of members’ Class C shares pursuant to their terms. In connection with our reorganization in February 2006, these shares were exchanged for common stock and the three notes described above in the first footnote to this table.

Cash Flows
   In February 2006, we received cash proceeds of approximately $64 million from our initial public offering, net of underwriters’ discount and other expenses.
   2005. Our cash and cash equivalents were $90.2 million at December 31, 2005, an increase of $32.2 million from December 31, 2004. Operating activities provided $40.3 million of cash, including cash generated from changes in operating assets and liabilities of $43.3 million, partially offset by a net loss of $7.1 million less noncash items of $4.0 million. Our noncash items principally consist of depreciation and amortization of $9.1 million, partially offset by unrealized gains on partnership investments of $7.7 million. Cash generated by operating assets and liabilities of $43.3 million resulted from a decrease in net securities position of $31.0 million and distributions from investment partnerships of $8.6 million. Investing activities used $2.7 million of cash, including investment in private equity partnerships of $2.7 million and deposits of restricted cash of $2.3 million, partially offset by proceeds from sale of investments of $3.3 million. Financing activities used cash of $5.4 million, including net distributions to members and withdrawal of capital of $8.3 million and repayment of capital lease obligations of $1.0 million, partially offset by net proceeds from notes payable of $3.8 million.
   2004. Our cash and cash equivalents were $58.0 million at December 31, 2004, a decrease of $16.8 million from December 31, 2003. Operating activities provided $25.5 million of cash, including net income of $22.7 million, noncash items of $7.4 million, principally consisting of depreciation and amortization of $10.1 million, partially offset by unrealized gains on partnership investments of $9.5 million, and $4.5 million of cash used in net changes in operating assets and liabilities, principally consisting of an increase in net securities positions and clearing broker balances of $23.7 million, partially offset by an increase in accrued compensation of $12.5 million. Investing activities used cash of $10.4 million, including net investments in our private equity partnerships of $8.6 million. Financing activities used cash of $31.9 million, including net distributions to members and withdrawal of capital of $30.1 million.
   2003. Our cash and cash equivalents were $74.8 million at December 31, 2003, an increase of $3.8 million from December 31, 2002. Operating activities provided $24.1 million of cash, including net income of $10.5 million and noncash items of $15.5 million, principally consisting of depreciation and amortization of $16.8 million, partially offset by unrealized gains on partnership investments of $7.7 million. Operating assets and liabilities were essentially unchanged, as a decrease in accrued compensation of $9.0 million was offset by a decrease in net securities positions and clearing broker balances of $11.7 million. Investing activities used $6.0 million of cash, including investment in private equity partnerships of $0.8 million and deposits of restricted cash of $3.0 million. Financing activities used $14.3 million of cash, including net repayments of notes payable of $10.0 million and net distributions to members and withdrawal of capital of $1.5 million.

Market Risk
   Market risk represents the risk of loss that may result from the change in value of a financial instrument due to fluctuations in its market price. Market risk may be exacerbated in times of trading illiquidity when market participants refrain from transacting in normal quantities and/or at normal bid-offer spreads. Our exposure to market risk is directly related to our role as a financial intermediary in customer trading and to our market-making and investment activities. Market risk is inherent in financial instruments.
   We trade in equity and convertible debt securities as an active participant in both listed and OTC equity and convertible markets. We typically maintain securities in inventory to facilitate our market-making activities and customer order flow. Although we generally do not engage in proprietary trading, we may use a variety of risk management techniques and hedging strategies in the ordinary course of our trading business, including establishing position limits by product type and industry sector, closely monitoring inventory turnover, maintaining long and short positions in related securities, and using exchange-traded equity options and other derivative instruments. We do not use derivatives for speculative purposes.
   In connection with our trading business, management also reviews reports appropriate to the risk profile of specific trading activities. Typically, market conditions are evaluated and transaction details and securities positions are reviewed. These activities seek to ensure that trading strategies are within acceptable risk tolerance parameters, particularly when we commit our own capital to facilitate client trading. Our accounting department is actively involved in ensuring the integrity and clarity of the daily profit and loss statements, to the extent that we maintain trading positions for a period longer than one day. Activities include price verification procedures, position reconciliation and review of transaction booking. We believe that these procedures, which stress timely communications between our traders, institutional brokerage management and senior management, are important elements of the risk management process.
Equity Price Risk
   Equity price risk represents the potential loss in value due to adverse changes in the level or volatility of equity prices. We are exposed to equity price risk through our trading activities in both listed and OTC equity markets. We attempt to reduce the risk of loss inherent in our inventory of equity securities by establishing position limits, monitoring inventory turnover and entering into hedging transactions, including the use of equity options, designed to mitigate our market risk profile.
Interest Rate Risk
   Interest rate risk represents the potential loss from adverse changes in market interest rates. As we may hold U.S. Treasury securities and other fixed income securities as well as convertible debt securities and incur interest-sensitive liabilities from time to time, we are exposed to interest rate risk arising from changes in the level and volatility of interest rates and in the shape of the yield curve. In particular, as discussed in Item 13 — “Certain Relationships and Related Transactions — Relationships with CalPERS and Nomura” of this Annual Report on Form 10-K, we issued floating rate notes to CalPERS and Nomura in connection with our reorganization on February 7, 2006. Certain interest rate risk is managed through the use of short positions in U.S. government and corporate debt securities and other instruments.
Credit Risk
   Our broker-dealer subsidiary places and executes customer orders. The orders are then settled by an unrelated clearing organization that maintains custody of customers’ securities and provides financing to customers. The majority of our transactions, and consequently the concentration of our credit exposure, is with our clearing broker. The clearing broker is also the primary source of our short-term financing (securities sold, not yet purchased), which is collateralized by cash and securities owned by us and held by the clearing broker. Our securities owned may be pledged by the clearing broker. The amount receivable from the clearing broker represents amounts receivable in connection with the trading of proprietary positions and the clearance of customer securities transactions. As of December 31, 2005 and 2004, our cash on deposit with the clearing broker was not collateralizing any liabilities to the clearing broker. In addition to the clearing broker, we are exposed to credit risk from other brokers, dealers and other financial institutions with which we transact business.
   Through indemnification provisions in our agreement with our clearing organization, customer activities may expose us to off-balance-sheet credit risk. We may be required to purchase or sell financial instruments at prevailing market prices in the event a customer fails to settle a trade on its original terms or in the event cash and securities in customer margin accounts are not sufficient to fully cover customer obligations. We seek to control the risks associated with brokerage services for our customers through customer screening and selection procedures as well as through requirements that customers maintain margin collateral in compliance with governmental and self-regulatory organization regulations and clearing organization policies.
Effects of Inflation
   Because our assets are generally liquid in nature, they are not significantly affected by inflation. However, the rate of inflation affects our expenses, such as employee compensation, office leasing costs and communications charges, which may not be readily recoverable in the price of services offered by us. To the extent inflation results in rising interest rates and has other adverse effects upon the securities markets, it may adversely affect our financial position and results of operations.
Internal Controls
   In connection with the audits of our consolidated financial statements for the year ended December 31, 2004 and the nine months ended September 30, 2005, our independent registered public accounting firm identified material weaknesses in our internal controls, as defined in the standards established by the American Institute of Certified Public Accountants.
   The material weakness identified for the year ended December 31, 2004 related to deficiencies in the accounting research and reporting functions within our finance department, which resulted in improper applications of GAAP to certain employment contracts that we entered into with our employees. In particular, we did not accrue guaranteed minimum compensation amounts under certain of our employment contracts in the appropriate accounting periods as required by GAAP. Additionally, an employment contract that indexed compensation amounts to the price of publicly traded securities of an unrelated entity was not accounted for as a derivative as required by GAAP. As a result, we recorded a decrease of approximately $2.7 million in compensation expense in our 2004 consolidated financial statements to correct these errors and recorded a corresponding increase to compensation expense in earlier years. The material weakness identified for the nine months ended September 30, 2005 related to our closing and reporting process and our not being as self-sufficient as we needed to be with respect to the selection and application of accounting policies for complex transactions. Because we lacked sufficient resources to perform a timely review of amounts and disclosures in our financial statements, we had errors aggregating approximately $350,000 in the valuation of certain investments in partnerships.
   We took steps to address these material weaknesses. In particular, we enhanced the resources dedicated to our internal accounting and control function, including through hiring a dedicated senior professional to lead our accounting policy and research function. We also restructured our finance function to provide dedicated corporate controller and accounting policy and reporting functions and we added several new professionals to provide additional resources to the accounting team. To address the specific material weakness focusing on the identification and assessment of the appropriate accounting for employment contracts, we appointed a dedicated professional to oversee our human resources function and we hired a compensation financial analyst to focus on our compensation policies and accruals in order to provide greater assurance that the controls covering compensation will operate appropriately.
Critical Accounting Policies and Estimates
   The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and their notes. Actual results could differ significantly from those estimates. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the presentation of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.
Fair Value of Financial Instruments
   “Securities owned” and “Securities sold, but not yet purchased” in our consolidated statements of financial condition consist of financial instruments carried at fair value or amounts that approximate fair value, with related unrealized gains or losses recognized in our results of operations. The use of fair value to measure these financial instruments, with related unrealized gains and losses recognized immediately in our results of operations, is fundamental to our financial statements and is one of our most critical accounting policies. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.
   Fair values of our financial instruments are generally obtained from quoted market prices in active markets, broker or dealer price quotations, or alternative pricing sources with reasonable levels of price transparency. To the extent certain financial instruments trade infrequently or are non-marketable securities and, therefore, have little or no price transparency, we value these instruments using methodologies such as the present value of known or estimated cash flows and generally do not adjust underlying valuation assumptions unless there is substantive evidence supporting a change in the value of the underlying instrument or valuation assumptions (such as similar market transactions, changes in financial ratios and changes in credit ratings of the underlying companies).
   Financial instruments we own (long positions) are marked to bid prices and instruments we have sold but not yet purchased (short positions) are marked to offer prices. If liquidating a position is reasonably expected to affect its prevailing market price, our valuation is adjusted generally based on market evidence or predetermined policies. In certain circumstances, such as for highly illiquid positions, management’s estimates are used to determine this adjustment.
Private Equity Investment Partnerships
   Investments in partnerships include our general partnership interests in investment partnerships. These interests are carried at fair value based on our percentage interest in the underlying partnerships. The net assets of the investment partnerships consist primarily of investments in marketable and non-marketable securities. The underlying investments held by such partnerships are valued based on quoted market prices, or estimated fair value if there is no public market. Such estimates of fair value of the partnerships’ non-marketable investments are ultimately determined by us or our affiliates in our capacity as general partner. Due to the inherent uncertainty of valuation, fair values of these non-marketable investments may differ from the values that would have been used had a ready market existed for these investments, and the differences could be material. Adjustments to carrying value are made if there are third-party transactions evidencing a change in value. Downward adjustments are also made, in the absence of third-party transactions, if we determine that the expected realizable value of the investment is less than the carrying value. In reaching that determination, we consider many factors including, but not limited to, the operating cash flows and financial performance of the companies relative to budgets or projections, trends within sectors and/or regions, underlying business models, expected exit timing and strategy, and any specific rights or terms associated with the investment, such as conversion features and liquidation preferences.
   We earn management fees from the investment partnerships which we manage. Such management fees are generally based on the net assets or committed capital of the underlying partnerships. In addition, we are entitled to allocations of the appreciation and depreciation in the fair value of the underlying partnerships from our general partnership interests in the partnerships. Such allocations are based on the terms of the respective partnership agreements. We have agreed in certain cases to waive management fees, in lieu of making a cash contribution, in satisfaction of the general partner investment commitments to the investment partnerships. In these cases, we generally recognize our management fee revenues at the time when we are allocated our special profit interests in the gain from these partnerships upon the realization of a partnership investment.
   We are entitled to receive incentive fee allocations from the investment partnerships when the return exceeds certain threshold returns. Incentive fees are based on investment performance over the life of each investment partnership, and future investment underperformance may require amounts previously distributed to us to be returned to the partnership.
Liability for Lease Losses
   Our accrued expenses and other liabilities include a liability for lease losses related to office space that we sub-leased or abandoned due to staff reductions. The liability for lease losses was $6.5 million, $7.5 million and $8.7 million at December 31, 2005, 2004 and 2003, respectively, and will expire with the termination of the relevant facility leases through 2010. We estimate our liability for lease losses as the net present value of the differences between lease payments and receipts under sublease agreements, if any. This liability is affected by our estimate of future facility requirements and sublease assumptions. If we subsequently determine that we will not utilize space or decide to sublease additional space, this liability could increase with a corresponding charge to expenses.
Legal and Other Contingent Liabilities
   We are involved in various pending and potential complaints, arbitrations, legal actions, investigations and proceedings related to our business. Some of these matters involve claims for substantial amounts, including claims for punitive and other special damages. The number of complaints, legal actions, investigations and regulatory proceedings against financial institutions like us has been increasing in recent years. We have, after consultation with counsel and consideration of facts currently known by management, recorded estimated losses in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, to the extent that a claim may result in a probable loss and the amount of the loss can be reasonably estimated. The determination of these reserve amounts requires significant judgment on the part of management and our ultimate liabilities may be materially different. In making these determinations, management considers many factors, including, but not limited to, the loss and damages sought by the plaintiff or claimant, the basis and validity of the claim, the likelihood of successful defense against the claim and the potential for, and magnitude of, damages or settlements from such pending and potential complaints, legal actions, arbitrations, investigations and proceedings, and fines and penalties or orders from regulatory agencies.

   If a potential adverse contingency should become probable or resolved for an amount in excess of the established reserves during any period, our results of operations in that period and, in some cases, succeeding periods could be materially adversely affected.
Allowance for Doubtful Accounts
   Our receivables include corporate finance and syndicate receivables relating to our investment banking or advisory engagements. We also have receivables from our clearing broker in connection with the clearing of our brokerage transactions. We indemnify the clearing broker for any losses as a result of a customer’s nonperformance. In addition, we record an allowance for doubtful accounts on revenue receivables on a specific identification basis. Management is continually evaluating our receivables for collectibility and possible write-off by examining the facts and circumstances surrounding each specific case where a loss is deemed a possibility.
Recently Issued Accounting Pronouncements
   In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46-R, Consolidation of Variable Interest Entities (FIN 46-R). FIN 46-R replaced FIN No. 46, which was issued in January 2003. FIN 46-R defines variable interests and specifies the circumstances under which the consolidation of a variable interest entity (VIE) will be required. A controlling financial interest in a VIE is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. For all public enterprises that are not small business issuers; FIN 46-R is applied to variable interest entities by the end of the first reporting period ending after March 15, 2004, i.e., our fiscal year ended December 31, 2004. We evaluated the requirements under FIN No. 46-R and determined that we do not have any variable interest entities where we are the primary beneficiary.
   Emerging Issues Task Force Issue No. 04-5 (EITF 04-5). In June 2005, the EITF reached a consensus on EITF 04-5, Determining whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. This consensus applies to entities not within the scope of FIN 46-R, in which the investor is the general partner in a limited partnership. The consensus requires the general partner to consolidate the limited partnership unless it overcomes the presumption of control. The general partner may overcome this presumption and not consolidate the limited partnership if the limited partners have: (a) the ability to liquidate the limited partnership or otherwise remove the general partner through substantive “kick-out rights” that can be exercised without having to demonstrate cause; or (b) substantive participating rights in managing the partnership. This consensus became effective on June 29, 2005 for all newly formed limited partnerships and for existing limited partnerships for which the partnership agreements have been modified. For all other general partnerships, the consensus is effective no later than the beginning of the first reporting period beginning after December 15, 2005, i.e., our fiscal year ending December 31, 2006. Our asset management subsidiaries currently manage a number of private equity limited partnerships as general partners. We evaluated the requirements under EITF 04-5 and determined that the adoption did not have a material impact on our consolidated financial statements.
   In December 2004, the FASB issued SFAS No. 123-R, Share-Based Payment, a revision to SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123-R focuses primarily on transactions in which an entity exchanges its equity instruments for employee services and generally establishes standards for the accounting for transactions in which an entity obtains goods or services in share-based payment transactions. Generally, SFAS No. 123-R requires all share-based payments to employees, including grants of employee stock options and restricted stock units, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative upon adopting SFAS No. 123-R. SFAS No. 123-R must be adopted by us no later than January 1, 2006, and we adopted SFAS No. 123-R as of January 1, 2006. We have operated as a limited liability company and have not historically issued stock-based compensation awards. Accordingly, the impact of adopting SFAS No. 123-R was not material. However, the future impact of adopting SFAS No. 123-R cannot be predicted at this time because it will depend on the level of share-based payments granted in the future. In connection with our initial public offering, we granted an aggregate of 1,869,171 restricted stock units to our independent directors and a broad group of our employees and advisors. We will account for the grant of these restricted stock units in accordance with SFAS No. 123-R. It is our preliminary estimate that the non-cash compensation expense associated with the grant of these restricted stock units will approximate $28 million to be accrued ratably over the three year service period, however, we are in the process of estimating the forfeiture rate relating to these grants, which estimated rate, when determined, may reduce this preliminary estimate.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
   Quantitative and qualitative disclosure about market risk is set forth under Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” of this Annual Report on Form 10-K.

Item 8.	Financial Statements and Supplementary Data
   The financial statements and supplementary data required by this item are listed in Item 15 — “Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
   None.

Item 9A.	Controls and Procedures
   As of the end of the period covered by this Annual Report on Form 10-K, an evaluation of the effectiveness of our disclosure controls and procedures was carried out by our Disclosure Committee, which includes our Chief Executive Officer and Chief Financial Officer. The purpose of this evaluation was to determine the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Disclosure Committee, which includes our Chief Executive Officer and Chief Financial Officer, unanimously concluded that such disclosure controls and procedures were effective.
   In connection with the audit of our consolidated financial statements for the nine months ended September 30, 2005, our independent registered public accounting firm identified a material weakness in our internal controls, as defined in the standards established by the American Institute of Certified Public Accountants. The material weakness related to our closing and reporting process and our not being as self-sufficient as we needed to be with respect to the selection and application of accounting policies for complex transactions. Because we lacked sufficient resources to perform a timely review of amounts and disclosures in our financial statements, we had errors aggregating approximately $350,000 in the valuation of certain investments in partnerships. We took steps in the fourth quarter of 2005 to address this material weakness. In particular, we enhanced the resources dedicated to our internal accounting and control function, including through hiring a dedicated senior professional to lead our accounting policy and research function. We also restructured our finance function to provide dedicated corporate controller and accounting policy and reporting functions and we added several new professionals to provide additional resources to the accounting team.

Item 9B.	Other Information
   None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
   Set forth below is information concerning our board of directors and executive officers. Each director will hold office until our next annual meeting of shareholders in 2007 and until a successor has been duly elected and qualified. Executive officers are appointed by and serve at the discretion of our board of directors. A brief biography of each director and executive officer follows.

Name	Age	Position

Thomas W. Weisel	65	Director, Chairman and Chief Executive Officer
B. Kipling Hagopian	64	Director
Timothy A. Koogle	54	Director
Michael G. McCaffery	52	Director
Timothy J. Heekin	49	Co-Director of Trading
Blake J. Jorgensen	46	Chief Operating Officer and Co-Director of Investment Banking
Robert W. Kitts	47	Co-Director of Investment Banking and Co-Director of East Coast Operations
Mark Manson	55	Director of Research and Co-Director of East Coast Operations
Paul C. Slivon	47	Director of Institutional Sales
David A. Baylor	46	Chief Administrative Officer
Mark P. Fisher	36	General Counsel
Robert K. West	46	Chief Financial Officer
   Thomas W. Weisel has served as our Chairman and Chief Executive Officer since October 1998 and has been a director of Thomas Weisel Partners Group, Inc. since October 2005. Prior to founding Thomas Weisel Partners, Mr. Weisel was Chairman and Chief Executive Officer of Montgomery Securities, an investment banking and financial services firm, from 1978 until September 1998. Mr. Weisel also founded and served as President of Montgomery Sports, now known as Tailwind Sports. Mr. Weisel received a bachelor of arts degree from Stanford University and an M.B.A. from Harvard Business School.
   B. Kipling Hagopian has been a director of Thomas Weisel Partners Group, Inc. since January 2006. Mr. Hagopian was a founder of Brentwood Associates, a venture capital investment company, and was a general partner of all of the funds started by Brentwood Associates from inception in 1972 until 1989. He was a General Partner of Brentwood Associates until 1996. He has been a Special Limited Partner of each of the five Brentwood funds started since 1989, and is a Special Advisory Partner to Redpoint Ventures I which is a successor to Brentwood Associates’ information technology funds. Mr. Hagopian is also Chairman and President of Segue Productions, a feature film production company, and a Managing Partner of Apple Oaks Partners LLC, a private investment company which manages his own capital and the capital of one other individual. Mr. Hagopian serves on the board of directors of Maxim Integrated Products, a semiconductor company. Mr. Hagopian holds a bachelor of arts degree and an M.B.A., both from the University of California, Los Angeles.
   Timothy A. Koogle has been a director of Thomas Weisel Partners Group, Inc. since January 2006. In 1978, Mr. Koogle founded Phase 2, Inc., which was sold to Motorola, Inc. in 1981. Mr. Koogle served in a number of executive management positions with Motorola, Inc. between 1981 and 1990. He was President of Intermec Corporation and Corporate Vice President of its parent company, Western Atlas/ Litton, a multinational technology company from 1990 to 1995. Mr. Koogle was the founding Chief Executive Officer of Yahoo! Inc. from July 1995 to May 2001 and Chairman of the Board of Directors of Yahoo! Inc. from 1999 to 2001. Mr. Koogle served as Vice Chairman and Director of Yahoo! Inc. from May 2001 to August 2003. He is currently a private venture investor engaged in the formation and growth of early stage technology companies. He is also founder and Chief Executive Officer of Serendipity Land Holdings, LLC, a private land development company and the Managing Director of The Koogle Foundation, a private philanthropic organization focused on the education of underprivileged youth. Mr. Koogle holds a bachelor of science degree from the University of Virginia and M.S. and D. Engr. degrees in mechanical engineering from Stanford University.
   Michael G. McCaffery has been a director of Thomas Weisel Partners Group, Inc. since January 2006. Mr. McCaffery has been President and Chief Executive Officer of Stanford Management Company, a division of Stanford University that manages the university’s financial and real estate assets, since September 2000. Mr. McCaffery has announced plans to resign from his position with the Stanford Management Company upon the appointment of his successor. Prior to that, Mr. McCaffery spent twelve years at Robertson Stephens & Company Group, L.L.C., an investment banking firm. Mr. McCaffery served as President and Chief Executive Officer from January 1993 to December 1999, and served as Chairman from January 2000 to December 2000. Mr. McCaffery is a director of KB Home and a trustee of RS Investment. Mr. McCaffery received a bachelor of arts degree from Princeton University and an M.B.A. from Stanford Business School. He also holds a B.A. Honours and an M.A. as a Rhodes Scholar from Merton College at Oxford University.
   Timothy J. Heekin has served as our Co-Director of Trading since June 2005, and previously served as our Director of Trading beginning in January 1999. Prior to joining Thomas Weisel Partners, Mr. Heekin worked at Salomon Brothers, an investment banking and financial services firm, beginning in 1987 and served as Managing Director beginning in 1994 and Head of Global Equity Trading from 1996 until 1999. Mr. Heekin previously worked at Prudential Bache and Kidder Peabody. Mr. Heekin received a bachelor of arts degree from Hobart College.
   Blake J. Jorgensen has served as our Chief Operating Officer and Co-Director of Investment Banking since January 2002. From October 1998 until January 2002, Mr. Jorgensen was a Partner and Director of Private Placements at Thomas Weisel Partners. Prior to joining Thomas Weisel Partners, Mr. Jorgensen served as Managing Director and Principal in the Corporate Finance Department at Montgomery Securities from December 1996 until September 1998. Previously, Mr. Jorgensen was a management consultant at MAC Group/ Gemini Consulting and Marakon Associates. Mr. Jorgensen received a bachelor of arts degree from Stanford University and an M.B.A. from Harvard Business School.
   Robert W. Kitts has served as our Co-Director of Investment Banking and Co-Director of East Coast Operations since February 2004, and previously served as a Partner and Co-Director of Mergers & Acquisitions at Thomas Weisel Partners beginning in September 2000. Prior to joining Thomas Weisel Partners, Mr. Kitts spent sixteen years at Morgan Stanley Dean Witter and Gleacher & Co., most recently as Head of the Mergers & Acquisitions Department’s Business Development Group and Co-Head of the Financial Sponsors Group at Morgan Stanley. Mr. Kitts received a bachelor of business administration degree from Pace University and an M.B.A. from Harvard Business School.

   Mark Manson has served as our Director of Research and Co-Director of East Coast Operations since April 2001. Prior to joining Thomas Weisel Partners, Mr. Manson worked within Equity Research at Donaldson, Lufkin & Jenrette Securities Corporation from 1982 to 2000, for 15 years as a Research Analyst and for three years in Research Management, ultimately in the position of Global Head of Equity Research. Mr. Manson also served as Deputy Global Head of Equity Research at Credit Suisse First Boston, an investment banking and financial service firm, from November 2000 until April 2001. Mr. Manson received a bachelor of arts degree from the University of Toronto, an M.F.A. degree from the University of Alberta and an M.B.A. from Yale University.
   Paul C. Slivon has served as our Director of Institutional Sales since May 2001. Prior to joining Thomas Weisel Partners as a Partner in Institutional Sales in January 1999, Mr. Slivon served as Managing Director of Institutional Sales at Robertson Stephens & Company Group, L.L.C., an investment banking and financial services firm, from January 1993 until January 1999. Previously, Mr. Slivon was Senior Vice President of Kemper Securities. Mr. Slivon received a bachelor of arts degree from Amherst College and an M.B.A. from the University of California, Los Angeles.
   David A. Baylor has served as our Chief Administrative Officer since January 2004 and as our General Counsel from October 1998 until March 2004. Prior to joining Thomas Weisel Partners, Mr. Baylor served as Managing Director of Legal and Regulatory Affairs at Montgomery Securities. Previously, Mr. Baylor practiced corporate and securities law at Howard, Rice, Nemerovski, Canady, Falk & Rabkin and was a law clerk to the Chief Judge of the United States Court of Appeals for the Tenth Circuit. Mr. Baylor received a bachelor of science degree from Arizona State University and a J.D. from the University of California, Berkeley.
   Mark P. Fisher has served as our General Counsel since May 2005. Prior to joining Thomas Weisel Partners, Mr. Fisher practiced corporate and securities law at Sullivan & Cromwell LLP from January 1998 until May 2005. Mr. Fisher received a bachelor of arts degree from Stanford University, a J.D. from Harvard Law School and a Ph.D. from the University of Chicago.
   Robert K. West has served as our Chief Financial Officer since March 2001. Prior to joining Thomas Weisel Partners, Mr. West served as Managing Director and Global Controller at Barclays Global Investors, an investment firm, from November 1997 until March 2001. Previously Mr. West worked at Salomon Brothers, an investment banking and financial services firm, beginning in February 1989, including serving as Vice President and Global Equity Business Line Controller of the firm from June 1996 to October 1997. Mr. West received a bachelor of science degree from Miami University and is a certified public accountant.
   There are no family relationships among any of our directors and executive officers. There are no contractual obligations regarding election of our directors, except that, as noted below in Item 11 — “Executive Compensation — Employment Agreements — CEO Employment Agreement” of this Annual Report on form 10-K, we have agreed with Mr. Weisel in his employment agreement to take all reasonable action to cause him to be appointed or elected to our board of directors during his employment with us.
Board Composition
   Our board consists of four members: Messrs. Weisel, Hagopian, Koogle and McCaffery. Each of Messrs. Hagopian, Koogle and McCaffery, the majority of the members on our board, meet the independence requirements of the applicable rules of The Nasdaq Stock Market.
Board Committees
   Our board of directors has the authority to appoint committees to perform certain management and administrative functions. Our board of directors has a separately designated standing Audit

Committee, Compensation Committee and Corporate Governance and Nominations Committee, and from time to time establishes other committees to facilitate the management of our business.

Audit Committee.
   The Audit Committee is comprised of three independent directors, who currently are Messrs. McCaffery, Hagopian and Koogle, in compliance with the applicable rules of the SEC and The Nasdaq Stock Market. Mr. McCaffery is the Chairman of the Audit Committee. Our board of directors has determined that Mr. McCaffery is an audit committee financial expert within the meaning of the rules of the SEC. The Audit Committee reviews and reports to the board of directors on the internal accounting and financial controls for us and on the accounting principles and auditing practices and procedures to be employed in preparation and review of our financial statements. The Audit Committee is also responsible for the engagement and oversight of independent auditors, the scope of the audit to be undertaken by such auditors and the pre-approval of any audit and permitted non-audit services provided by such auditors.

Compensation Committee.
   The Compensation Committee is comprised of three independent directors, who currently are Messrs. Koogle, Hagopian and McCaffery, in compliance with the applicable rules of The Nasdaq Stock Market. Mr. Koogle is the Chairman of the Compensation Committee. The Compensation Committee reviews and, as it deems appropriate, recommends to the board of directors policies, practices and procedures relating to the compensation of the officers and other managerial employees, including the determination in its discretion of the amount of annual bonuses, if any, for our partners and other professionals, and the establishment and administration of employee benefit plans. The Compensation Committee exercises all authority under our employee equity incentive plans and advises and consults with our officers as may be requested regarding managerial personnel policies. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

Corporate Governance and Nominations Committee.
   The Corporate Governance and Nominations Committee is comprised of three independent directors, who currently are Messrs. Hagopian, Koogle and McCaffery, in compliance with the applicable rules of The Nasdaq Stock Market. Mr. Hagopian is the Chairman of the Corporate Governance and Nominations Committee. The Corporate Governance and Nominations Committee identifies and recommends nominees to our board of directors and oversee compliance with our corporate governance guidelines.
   A holder of our common stock may nominate an individual for election to our Board of Directors in the manner set forth in, and in accordance with the provisions of, our By-Laws. Under Section 1.11(b) of our By-Laws, as a general matter in order for a nomination to be properly brought before the annual meeting of our shareholders to be held in 2007, notice of a nomination must be delivered to our corporate Secretary before the later of (1) ninety days prior to the date of our 2007 annual meeting and (2) the tenth day following the date on which we first publicly announce the date of our 2007 annual meeting. In any notice of nomination, the nominating shareholder must include a statement in writing setting forth (i) the name of the person or persons to be nominated, (ii) the number and class of all shares of each class of our capital stock owned of record and beneficially by the nominee, (iii) the information regarding the nominee required by paragraphs (a), (e) and (f) of Item 401 of Regulation S-K adopted by the SEC, (iv) the nominee’s signed consent to serve as a director if elected, (v) the nominating shareholder’s name and address and (vi) the number and class of all shares of each class of our capital stock owned of record and beneficially by the nominating shareholder. A copy of our

By-Laws is included as an exhibit to this Annual Report on Form 10-K. See Item 1 — “Business — Where You Can Find More Information” of this Annual Report on Form 10-K.
The Executive Committee
   Our Executive Committee is our senior operating committee. The Executive Committee is chaired by Mr. Weisel and its current members, in addition to Mr. Weisel, are Timothy J. Heekin, Blake J. Jorgensen, Robert W. Kitts, Mark Manson and Paul C. Slivon.
Section 16(a) Beneficial Ownership Reporting Compliance
   Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and beneficial owners of more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership of our securities with the SEC. Such persons are required to furnish us with copies of these reports. Based on our knowledge and on representations from our executive officers and directors, we believe that all Section 16(a) filing requirements applicable to our executive officers and directors for the period between the date of our initial public offering and March 28, 2006 were satisfied.
Code of Conduct and Ethics
   We have adopted a Code of Conduct and Ethics applicable to all of our directors and employees, including our principal executive officer, principal financial officer and other employees performing similar functions. A copy of this Code of Conduct and Ethics is available on our website at http://www.tweisel.com.
   We intend to post on our website any amendment to, or waiver from, a provision of our Code of Conduct and Ethics that applies to our principal executive officer, principal financial officer and other persons performing similar functions within five business days following the date of such amendment or waiver.

Item 11.	Executive Compensation
   The following table sets forth information regarding the compensation paid to our Chief Executive Officer and our four other most highly compensated executive officers, collectively referred to as the “named executive officers” in this Annual Report on Form 10-K, during our fiscal years ended December 31, 2004 and 2005, as well as interest paid to these individuals on partner’s capital and the participation of these individuals in the operating proceeds of Thomas Weisel Partners Group LLC during each year.
2004 AND 2005 COMPENSATION INFORMATION

				Interest Paid on
				Partner’s Capital
				and Participation
				in Operating
				Proceeds of
				Thomas Weisel
			All Other	Partners Group
Name and Principal Position	Salary	Bonus(a)	Compensation(b)	LLC(c)

Thomas W. Weisel
2004: Chairman of the Executive Committee and Chief Executive Officer	$200,000	—	$290,296	$3,210,145
2005: Director, Chairman and Chief Executive Officer	$200,000	—	$407,339	$355,367
Timothy J. Heekin
2004: Director of Trading	$200,000	$200,000	$16,416	$725,019
2005: Co-Director of Trading	$200,000	$275,000	$18,292	$80,083
Blake J. Jorgensen
2004: Chief Operating Officer and Co-Director of Investment Banking	$200,000	$200,000	$12,161	$720,872
2005: Chief Operating Officer and Co-Director of Investment Banking	$200,000	$275,000	$18,292	$80,083
Robert W. Kitts
2004: Co-Director of Investment Banking and Co-Director of East Coast Operations	$300,000	$200,000	$11,575	$362,508
2005: Co-Director of Investment Banking and Co-Director of East Coast Operations	$400,000	$570,000	$591,297	$47,883
Paul C. Slivon
2004: Director of Institutional Sales	$200,000	$125,000	$16,001	$722,644
2005: Director of Institutional Sales	$200,000	$275,000	$20,577	$80,083

(a)	A portion of the 2004 bonus was paid in January 2005. A portion of the 2005 bonus was paid in January 2006.

(b)	For 2004, includes term life insurance premium, medical, dental and vision plan premiums and long-term/short-term disability insurance premiums of: Mr. Weisel — $60, $13,260 and $1,580; Mr. Heekin — $60, $13,260 and $3,096; Mr. Jorgensen — $60, $9,465 and $2,635; Mr. Kitts — $60, $9,100 and $2,416; and Mr. Slivon — $60, $13,260 and $2,680. All other compensation for Mr. Weisel in 2004 also includes our incremental costs of $275,395 attributable to personal office services provided by us to Mr. Weisel during that year. See Item 13 — “Certain Relationships and Related Transactions — Relationships with Our Directors and Executive Officers” of this Annual Report on Form 10-K for additional information.

For 2005, includes term life insurance premium, medical, dental and vision plan premiums and long-term/short-term disability insurance premiums of: Mr. Weisel — $60, $16,745 and $880; Mr. Heekin — $60, $17,353 and $880; Mr. Jorgensen — $60, $17,353 and $880; Mr. Kitts — $60, $10,087 and $926; and Mr. Slivon — $60, $19,638 and $880. All other compensation for Mr. Weisel in 2005 also includes our incremental costs of $389,655 attributable to personal office services provided by us to Mr. Weisel during that year. See Item 13 — “Certain Relationships and Related Transactions — Relationships with Our Directors and Executive Officers” of this Annual Report on Form 10-K for additional information. All other compensation for Mr. Kitts in 2005 also includes loan forgiveness in the amount of $580,225.

(c)	For 2004, represents interest paid to each named executive officer on partner’s capital and direct or indirect share of the operating proceeds of Thomas Weisel Partners Group LLC allocable to each named executive officer: Mr. Weisel — $242,737 and $2,967,408; Mr. Heekin — $56,307 and $668,712; Mr. Jorgensen — $52,160 and $668,712; Mr. Kitts — $28,153 and $334,355; and Mr. Slivon — $53,932 and $668,712.

For 2005, represents interest paid to each named executive officer on partner’s capital: Mr. Weisel — $355,367; Mr. Heekin — $80,083; Mr. Jorgensen — $80,083; Mr. Kitts — $47,883; and Mr. Slivon — $80,083.

   During 2004 and 2005, we made available tax preparation services to substantially all of our partners, including the named executive officers. In each case, the incremental cost to us was less than $50,000. Aggregate compensation paid to our other key employees who are not executive officers may exceed that paid to the named executive officers.
Director Compensation
   Our policy is not to pay additional compensation for service on our board to directors who are also our employees. Each of our directors who is not one of our employees received a grant of 10,614 restricted stock units at the completion of our initial public offering and will also receive an annual retainer of approximately $75,000, of which 50% or more will be paid in equity awards (at the discretion of each director), for service on our board of directors. All or a portion of the equity awards may be subject to vesting requirements. The chairperson of the Audit Committee will receive additional annual compensation of approximately $25,000, which will be paid in either cash or equity awards at his or her election. Our non-employee directors may be reimbursed for reasonable out-of-pocket expenses incurred in connection with their service on our board of directors and its committees. Additional compensation may be paid to non-employee directors in connection with additional committee service. Compensation of non-employee directors is subject to change following the annual review of our policy by the Compensation Committee.
Compensation Committee Interlocks and Insider Participation
   None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee. The Compensation Committee of our Board of Directors reviews and approves the compensation and benefits for our executive officers, administers our employee benefit plans and makes recommendations to our board of directors regarding such matters.
   For the fiscal year ended December 31, 2005, which occurred prior to our initial public offering and prior to Thomas Weisel Partners Group, Inc. succeeding to the business of Thomas Weisel Partners Group LLC, we had no compensation committee and the compensation of our executive officers was determined by our Executive Committee.

Key Employee Insurance Policies
   We have purchased life insurance policies with respect to Mr. Weisel, our founder, Chairman and Chief Executive Officer, in order to protect us from economic losses that could result from his death. The aggregate amount of the policies is $50 million.
Employment Agreements
     CEO Employment Agreement
   We have entered into an employment agreement with Mr. Weisel. The following is a description of the material terms of our employment agreement with Mr. Weisel. You should, however, refer to the exhibits that are a part of this Annual Report on Form 10-K for a copy of the employment agreement with Mr. Weisel. See Item 1 — “Business — Where You Can Find More Information” of this Annual Report on Form 10-K.
   Under the agreement, Mr. Weisel will serve as our Chief Executive Officer for an initial term of four years and, following the initial term, his term of employment will be automatically extended for successive two year periods, subject to early termination pursuant to the agreement and unless otherwise agreed in writing by Mr. Weisel and us 90 days prior to the end of such periods. During Mr. Weisel’s employment period, we will take all reasonable action to cause him to be appointed or elected to our board of directors, and to serve as Chairman of our board of directors, subject to applicable laws, rules and regulations and our corporate governance policies and practices.
   Mr. Weisel will be paid an annual base salary of $200,000, payable in semi-monthly installments. The amount of his annual salary is subject to annual review by our Compensation Committee but cannot be decreased. In addition, each year Mr. Weisel may be awarded an annual bonus under our bonus plan for senior executives. Mr. Weisel is also entitled to participate in our group health, dental and life insurance plans, 401(k) savings plan and equity incentive plan, and entitled to vacation benefits, reimbursement of reasonable business expenses, and use of office space, facilities and other support and services on a basis that is at least as favorable as that provided to him on the date of the agreement, subject to periodic review and modification by the Compensation Committee in its sole discretion.
   Under the agreement, either we or Mr. Weisel may terminate his employment with us at any time for any reason, or for no reason, subject to 90 days’ advance written notice in most cases. If Mr. Weisel’s employment is terminated by us without “Cause” (as defined in the agreement) or by Mr. Weisel for “Good Reason” (as defined in the agreement), Mr. Weisel will be entitled to receive: (1) his remaining base salary from the date of termination through the end of the then-existing employment period as well as his accrued compensation and benefits; (2) a bonus payment at least equal to the average of his bonus amounts for the three fiscal years ending before the termination notice is given (together with a pro-rated bonus for any portion of the then-existing employment period served); (3) full vesting of all outstanding stock options, restricted stock units and other equity-based awards, with stock options remaining exercisable for a period of 12 months after the end of his employment (or, if earlier, until they would have expired but for his termination); and (4) continued participation in our employee benefit and welfare plans for 24 months following the date of termination. If Mr. Weisel’s employment is terminated by us for “Cause” or by Mr. Weisel without “Good Reason” or if his employment terminates as a result of his death or disability, Mr. Weisel will be entitled to receive his accrued compensation and benefits.
   In addition, Mr. Weisel has granted us a license to use his name and certain other names in connection with our current and future business and affairs. He is also subject to the noncompetition, nonsolicitation, liquidated damages, transfer of client relationships and confidentiality provisions contained in the partners’ equity agreement described below.

     Partner Employment Agreements
   In addition to the employment agreement with Mr. Weisel described above, we have entered into an employment agreement with each of our other partners (including each of our other named executive officers). The following are descriptions of the material terms of each partner employment agreement. The terms of each partner employment agreement are identical. You should, however, refer to the exhibits that are a part this Annual Report on Form 10-K for a copy of the form of the partner employment agreement. See Item 1 — “Business — Where You Can Find More Information” of this Annual Report on Form 10-K.
   Each partner employment agreement provides as follows:
   Base Salary. Each partner will be paid an annual base salary of $200,000, payable in semi-monthly installments. The amount of each partner’s annual salary is subject to annual review by us. In addition, a partner may be awarded an annual bonus in an amount determined in the sole discretion of the Compensation Committee.
   Benefits. Each partner will be entitled to participate in our group health, dental and life insurance plans, 401(k) savings plan and equity incentive plan.
   Termination of Employment. Each partner employment agreement may generally be terminated by either that partner or us on 90 days’ prior written notice, subject to the continuing survival of the noncompetition, nonsolicitation, liquidated damages, transfer of client relationships and confidentiality provisions contained in the partners’ equity agreement described below, to the extent applicable.
Partners’ Equity Agreement
   Persons and Shares Covered. We have entered into a partners’ equity agreement with all of our partners (including each of our named executive officers). The shares covered by the partners’ equity agreement include all shares of our common stock owned by a partner as of the completion of our initial public offering on February 7, 2006 (including through indirect ownership and ownership through affiliated entities) and shares received by that partner (directly or indirectly) in exchange for or in respect of his or her shares of our common stock by reason of stock dividends, stock splits, reverse stock splits, spin-offs, split-ups, recapitalizations, combinations or exchanges of shares, but does not include any restricted stock units awarded to that partner under our equity incentive plan. The shares of our common stock covered by the partners’ equity agreement are referred to as covered shares.
   When a partner ceases to be our employee for any reason other than death or disability, the partner will continue to be bound by all the provisions of the partners’ equity agreement until the partner holds (directly or indirectly) all covered shares free from the transfer restrictions described below and thereafter he or she will no longer be bound, in general, by the provisions other than the continuing provisions of the partners’ equity agreement.
   Transfer Restrictions. Each partner has agreed, among other things, to:

•	except as described below, not transfer, and to maintain sole beneficial ownership of, his or her covered shares for a period of five years after the completion of our initial public offering on February 7, 2006; provided, however, that each partner who, in the reasonable judgment of our Underwritten Offering Committee described below, continues to be actively engaged in our business, may transfer up to one third of his or her covered shares following each of the third and fourth anniversaries of the completion of our initial public offering on February 7, 2006 (including any shares sold in underwritten public offerings during the relevant period);

•	comply with the transfer restrictions relating to the covered shares imposed by the lock-up provisions of the underwriting agreement relating to our initial public offering; and

•	comply with other transfer restrictions relating to our shares of common stock when requested to do so by us and comply with our insider trading policies.
Transfers include, among other things, any disposition of the economic risks of ownership of covered shares, including short sales, option transactions and use of derivative financial instruments or other hedging arrangements with respect to our securities.
   Sales Through Underwritten Public Offerings. Our Underwritten Offering Committee may approve one or more underwritten public offerings to sell covered shares during the transfer restrictions period, subject to the restrictions described below. Each partner who, in the reasonable judgment of our Underwritten Offering Committee, continues to be actively engaged in our business or has suffered a termination of employment resulting from a disability, or the heir or estate of any partner who has died, will be entitled to participate in such an underwritten public offering on a pro rata basis with the covered shares of all other partners so participating, or on a lesser basis at his or her request. Our Underwritten Offering Committee will initially consist of Thomas W. Weisel, who will chair the committee, David A. Baylor, our Chief Administrative Officer and Mark Fisher, our General Counsel. Approval of an underwritten offering by the committee will require the unanimous approval of the members of the committee. Approval of an underwritten public offering by the committee is subject to the further limitations contained in the partners’ equity agreement, including that in the first year following the completion of our initial public offering on February 7, 2006, we will effect no more than two underwritten public offerings of our common stock for an aggregate number of shares not to exceed 20% of the covered shares as of the completion of this offering. These underwritten public offerings will be subject to any other registration rights that we have granted or may in the future grant. Covered shares will also be subject to any underwriters’ lock-up then in effect.
   In addition, subject to the approval of our Underwritten Offering Committee, our partners will have the right to participate in underwritten offerings effected by the firm for other purposes, subject to the limitations described above and certain other limitations.
   Our Underwritten Offering Committee may approve requests by a partner to transfer covered shares to certain permitted transferees such as family members or family trusts; provided that these transferees will be subject to the same transfer restrictions under the partners’ equity agreement.
   Sales in Compliance With Rule 144 Under the Securities Act. Consistent with the transfer restrictions described above, and other than in compliance with the exceptions described above, partners generally will not be permitted to transfer covered shares during the restriction period following the completion of our initial public offering through sales effected in compliance with Rule 144 or otherwise. However, upon a termination of a partner’s employment due to his or her death or disability, such partner or his or her heirs or estate will be permitted to sell covered shares in compliance with Rule 144, regardless of when such termination of employment occurred.
   Compliance with Securities Laws. In addition to the restrictions set forth above, partners will need to comply with applicable securities laws in connection with any transfer of our common stock and may need to deliver an opinion of counsel in connection with any transfer.
   All transfer restrictions applicable to a partner under the partners’ equity agreement terminate upon the death of such partner or upon a change of control involving us.
   Dividends. To the extent dividends are paid on covered shares while the partner remains subject to the transfer restrictions of the partners’ equity agreement, the partner will be entitled to such dividends.
   Voting. Each partner will be entitled to full voting rights with respect to his or her covered shares.

   Confidentiality. Each partner is required to protect and use “confidential information” in accordance with the restrictions placed by us on its use and disclosure.
   Noncompetition. Each partner has agreed that during the period ending 12 months after the date the partner ceases to be employed by us, he or she may not:

•	form, or acquire a 5% or greater ownership, voting or profit participation interest in any competitive enterprise; or

•	associate with any competitive enterprise and in connection with such association engage in, or directly or indirectly manage or supervise personnel engaged in, any activity (i) which is similar or substantially related to any activity in which that partner was engaged, in whole or in part, at our firm, (ii) for which that partner had direct or indirect managerial or supervisory responsibility at our firm or (iii) which calls for the application of the same or similar specialized knowledge or skills as those utilized by that partner in his or her activities at our firm.
   When we refer to a “competitive enterprise”, we are referring to any business enterprise that engages in, or owns a significant interest in any entity that engages in, financial services such as investment banking, public or private finance, financial advisory services, private investing, merchant banking, asset or hedge fund management, securities brokerage, sales, lending, custody, clearance, settlement or trading.
   Nonsolicitation. During the period ending 12 months after the date a partner ceases to be employed by us, that partner may not, directly or indirectly, in any manner:

•	solicit any client with whom that partner worked, or whose identity became known to him or her in connection with his or her employment with our firm, to transact business with a competitive enterprise or reduce or refrain from doing any business with our firm;

•	interfere with or damage any relationship between our firm and any client or prospective client; or

•	solicit any of our employees to apply for, or accept employment with, any competitive enterprise.
   Transfer of Client Relationships. Each partner is required, upon termination of his or her employment, to take all actions and do all things reasonably requested by us during a 90-day cooperation period to maintain for us the business, goodwill and business relationships with our clients with which he or she worked.
   Liquidated Damages. In the case of any breach of the noncompetition or nonsolicitation provisions prior to the fifth anniversary of the date of the completion of our initial public offering on February 7, 2006, the breaching partner will be liable for liquidated damages. The liquidated damages obligation of each partner is secured by 50% of our common stock owned by that partner (including through indirect ownership and ownership through affiliated entities) at the time of the completion of our initial public offering on February 7, 2006.
   Compensation. The partners’ equity agreement includes a provision in which each partner acknowledges our intention to maintain total compensation and benefits, including that payable to partners but excluding equity awards made in connection with our initial public offering, at between 55% and 58% of net revenues each year beginning in 2006.

   Term and Amendment. The partners’ equity agreement will be in effect for ten years from the date of the completion of our initial public offering on February 7, 2006 or until it is earlier terminated by us. A partner seeking a waiver from the partners’ equity agreement generally requires our consent, and the partners’ equity agreement may be amended only with approval of our board of directors.
Pledge Agreements
   Each of our partners has entered into a pledge agreement with us that will secure the liquidated damages provisions in the partners’ equity agreement by a pledge of 50% of the shares of our common stock owned by him or her (including through indirect ownership and ownership through affiliated entities) at the time of the completion of our initial public offering on February 7, 2006. These pledges of our common stock will terminate on the earliest to occur of:

•	the death of the relevant partner;

•	the expiration of the 12-month period following the termination of the employment of the relevant partner; or

•	the fifth anniversary of the date of the completion of our initial public offering on February 7, 2006 (unless employment has been terminated earlier).
   The liquidated damages provisions in the partners’ equity agreement are in addition to the forfeiture of any future equity-based awards that may occur as a result of the breach of any noncompetition or nonsolicitation provisions contained in those awards. The liquidated damages and pledge arrangements do not preclude us from seeking any injunctive relief to which we may be entitled for a breach of the noncompetition or nonsolicitation provisions.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
   The following table sets forth as of March 28, 2006 certain information regarding the beneficial ownership of our common stock. In accordance with the rules of the SEC, “beneficial ownership” includes voting or investment power with respect to securities. The information in this table does not reflect the 1,869,171 shares of our common stock underlying restricted stock units that we have granted to our employees effective as of the completion of our initial public offering. Unless otherwise indicated, the address for each person listed below is: c/o Thomas Weisel Partners Group, Inc., One Montgomery Street, San Francisco, California 94104. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.
   To the best of our knowledge, based on filings made under Section 13(d) and Section 13(g) of the Securities Exchange Act of 1934, as amended, except as noted below no shareholder beneficially owned more than five percent of our common stock as of March 28, 2006.

	Shares Beneficially
	Owned

Name of Beneficial Owner	Number	Percent

Directors and Named Executive Officers:
Thomas W. Weisel(a)	2,386,563	10.7%
Timothy J. Heekin	589,026	2.6%
Blake J. Jorgensen	541,499	2.4%
Robert W. Kitts	517,735	2.3%
Paul C. Slivon	541,499	2.4%
B. Kipling Hagopian	10,414	*
Timothy A. Koogle	—	—
Michael G. McCaffery	—	—
All Directors and Executive Officers as a group (12 persons)	5,338,565	24.0%
Significant Stockholders:
Nomura America Investment, Inc.(b)	1,332,640	5.9%

*	Less than 1% of the outstanding shares of common stock.

(a)	Mr. Weisel’s beneficial ownership includes (i) 1,531,633 shares of common stock owned by him directly, (ii) 765,816 shares of common stock owned by Ross Investments Inc., an entity wholly owned by him, and (iii) 89,114 shares of common stock as to which he disclaims beneficial ownership and which are owned by his wife, Emily Carroll, as trustee of the Kipling Weisel Trust and the Olivia Monet Weisel Trust. Mr. Weisel previously transferred 267,342 shares to his adult children which shares are not reflected in the table and as to which he disclaims beneficial ownership.

(b)	Includes up to 486,486 shares of common stock that may be acquired by Nomura America Investment, Inc. pursuant to the warrant issued to it in connection with our reorganization, which became exercisable immediately following the completion of our initial public offering. The address of Nomura America Investment, Inc. is 2 World Financial Center, Building B, New York, New York 10281. Mr. Shunichi Ito and Mr. David Findlay are the directors of Nomura America Investment, Inc. and in such capacity have voting and investment control over any securities held by Nomura.
Securities Authorized for Issuance under Equity Compensation Plans
   The following table provides information as of February 7, 2006, the date our initial public offering closed, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance. As of December 31, 2005, the end of our most recently completed fiscal year, we were organized as a limited liability company — Thomas Weisel Partners Group LLC. In connection with our initial public offering we carried out series of reorganization transactions in order to have Thomas Weisel Partners Group, Inc. succeed to the business of Thomas Weisel Partners Group LLC. As part of the reorganization the Thomas Weisel Partners Equity Award Plan, which had been previously been adopted by Thomas Weisel Partners Group LLC, was terminated and outstanding awards under that plan were replaced by awards under the Thomas Weisel Partners Group, Inc. Equity Incentive Plan.

Number of
		Securities		Weighted-
		to be Issued		Average
		Upon		Exercise		Number of
		Exercise of		Price of		Securities
		Outstanding		Outstanding		Remaining
		Options,		Options,		Available
		Warrants		Warrants		for Future
Plan Category	Plan Name	and Rights		and Rights		Issuance

Equity compensation plans approved by security holders	Thomas Weisel Partners Group, Inc. Equity Incentive Plan(1)	1,869,171	(2)	$0	(3)	3,130,829
Equity compensation plans not approved by security holders	None	—		—		—
Total		1,869,171	(2)	0	$(3)	3,130,829

(1)	Approved by Thomas Weisel Partners Group LLC as sole shareholder of Thomas Weisel Partners Group, Inc. prior to our initial public offering.

(2)	All of these shares of common stock may be issued pursuant to outstanding restricted stock units granted in connection with our initial public offering.

(3)	Under the Thomas Weisel Partners Group, Inc. Equity Incentive Plan no exercise price is applicable to restricted stock units.

Item 13.	Certain Relationships and Related Transactions
Reorganization Transactions
   Prior to our initial public offering, we conducted our business through a limited liability company, Thomas Weisel Partners Group LLC. In connection with the completion of our initial public offering, we completed a number of transactions to have Thomas Weisel Partners Group, Inc. succeed to the business of Thomas Weisel Partners Group LLC and to have the members of Thomas Weisel Group LLC become shareholders of Thomas Weisel Partners Group, Inc.
   Pursuant to our plan of reorganization, the principal reorganization and reorganization transactions are summarized below.

•	Immediately prior to the completion of our initial public offering, a newly formed wholly-owned subsidiary of Thomas Weisel Partners Group, Inc., a Delaware corporation created in contemplation of our initial public offering and a wholly-owned subsidiary of Thomas Weisel Partners Group LLC, merged into Thomas Weisel Partners Group LLC. In connection with the merger, the members of Thomas Weisel Partners Group LLC received shares of common stock of Thomas Weisel Partners Group, Inc. in exchange for their membership interests in Thomas Weisel Partners Group LLC. As a result of the merger, Thomas Weisel Partners Group LLC became a wholly-owned subsidiary of Thomas Weisel Partners Group, Inc. and will be disregarded for tax purposes.

Promptly following the completion of the merger described above, Thomas Weisel Partners Group LLC merged into Thomas Weisel Partners Group, Inc., with the latter surviving the merger. As a result of this second merger, Thomas Weisel Partners Group, Inc. succeeded to all of the assets and liabilities held by Thomas Weisel Partners Group LLC at the time of the second merger.

•	As a result of the reorganization transactions, our current partners and their family members collectively received 12,365,254 shares of our common stock (which represented approximately 71.3% of the total shares of common stock outstanding immediately prior to the completion of our initial public offering).

•	As a result of the reorganization transactions, CalPERS received 1,923,077 shares of our common stock (which represented 11.1% of the total shares of common stock outstanding immediately prior to the completion of our initial public offering), all of which shares were sold in our initial public offering, and received notes.

As a result of the reorganization transactions, Nomura received 1,332,640 shares of our common stock, including 486,486 shares issuable on exercise of the warrant (which represented 7.5% of the total shares of common stock outstanding immediately prior to the completion of our initial public offering, including shares issuable on exercise of the warrant) and received a note.

See “— Relationships with CalPERS and Nomura” below.

•	As a result of the reorganization transactions, our other strategic investors, principally private equity and venture capital investors, received 1,303,821 shares of our common stock (which represented approximately 7.5% of the total shares of common stock outstanding immediately prior to the completion of our initial public offering).

•	As a result of the reorganization transactions, certain of our former partners collectively received 908,963 shares of our common stock (which represented approximately 5.2% of the total shares of common stock outstanding immediately prior to the completion of our initial public offering). Shares of common stock held by these former partners are subject to transfer restrictions similar to those applicable to shares of common stock held by our current partners.
   In addition, we agreed to indemnify our members, directors, officers and their representatives with respect to any action, existing or occurring at or prior to the closing of the merger, which may be brought against them and which arises out of or pertains to our plan of reorganization and merger agreement, the limited liability company agreement of Thomas Weisel Partners Group LLC or our reorganization transactions, subject to limitations imposed by Delaware law and our certificate of incorporation and by-laws.
Director and Officer Indemnification
   We have entered into agreements that provide indemnification to our directors, officers and other persons requested or authorized by our board of directors to take actions on behalf of us for all losses, damages, costs and expenses incurred by the indemnified person arising out of such person’s service in such capacity, subject to the limitations imposed by Delaware law. This agreement is in addition to our indemnification obligations under our by-laws.
Tax Indemnification Agreement and Related Matters
   An entity that has historically operated in corporate form generally is liable for any adjustments to the corporation’s taxes for periods prior to its initial public offering. In contrast, the members of Thomas Weisel Partners Group LLC, our predecessor, rather than us, generally will be liable for adjustments to taxes (including U.S. federal and state income taxes) attributable to the operations of Thomas Weisel Partners Group LLC and its affiliates prior to our initial public offering. In connection with our initial public offering, we entered into a tax indemnification agreement to indemnify the members of Thomas Weisel Partners Group LLC against certain increases in taxes that relate to activities of Thomas Weisel Partners Group LLC and its affiliates prior to our initial public offering. The tax indemnification agreement includes provisions that permit us to control any tax proceeding or contest which might result in being required to make a payment under the tax indemnification agreement.

Relationships with CalPERS and Nomura
   On January 18, 2000, CalPERS entered into a subscription agreement with us, pursuant to which CalPERS purchased Class D redeemable convertible shares in Thomas Weisel Partners Group LLC for an aggregate amount of $100 million and agreed to commit up to $500 million for a period of six years to private equity funds formed by us that meet certain criteria. Under our plan of reorganization, CalPERS exchanged all of its Class D redeemable convertible shares in Thomas Weisel Partners Group LLC for (i) 1,923,077 shares of our common stock (which represented approximately 11.1% of the total shares of our common stock outstanding immediately prior to our initial public offering), all of which shares were sold by CalPERS in our initial public offering, (ii) an unsecured, redeemable senior note in the principal amount of $10 million that bears interest at a floating rate equal to the mid-term applicable federal rate in effect from time to time and matures in five years and (iii) an unsecured, redeemable senior note in the principal amount of $10 million that bears no interest and provides for payments as and when certain distributions from Thomas Weisel Capital Partners, L.P. are made, with minimum amortization amounts, until $10 million aggregate amounts are paid under this note. In addition, CalPERS agreed to extend its agreement to make commitments to qualifying private equity funds sponsored by us in an amount of up to $100 million. This commitment expires on October 13, 2007.
   In connection with the transactions contemplated by our initial public offering, including our reorganization from a limited liability company to corporate form, we agreed to reimburse CalPERS for legal fees incurred by it in an amount up to $100,000. Through December 31, 2005, CalPERS had made capital commitments totaling $505 million in private equity funds sponsored by us. In 2004 and 2005, CalPERS contributed capital to the funds in respect of its commitments to private equity funds in the amount of $57.3 million and $37.2 million and received distributions of $71.5 million and $45.4 million, respectively. We also provide distribution management services and portfolio monitoring services to CalPERS or entities affiliated with CalPERS, for which we received approximately $2.5 million in 2004 and $1.7 million from CalPERS in 2005, which represented all of our distribution management revenue for those periods. From time to time in the ordinary course of business we have engaged in other transactions with or performed other services for CalPERS, and may do so in the future.
   On October 31, 2001, Nomura, as assignee of Nomura Holdings, Inc., and Nomura Holding America Inc., entered into a subscription agreement with us, pursuant to which Nomura purchased Class D-1 redeemable convertible shares in Thomas Weisel Partners Group LLC for an aggregate amount of $75 million. Under our plan of reorganization and merger agreement, Nomura exchanged all of its Class D-1 redeemable convertible shares in Thomas Weisel Partners Group LLC for (i) 846,154 shares of our common stock (which represented approximately 4.9% of the total shares of common stock outstanding immediately prior to the completion of our initial public offering), (ii) an unsecured, redeemable senior note in the principal amount of $13 million that bears interest at a floating rate equal to the mid-term applicable federal rate in effect from time to time and matures in five years and (iii) a warrant to subscribe, at any time from the completion of our initial public offering on February 7, 2006 to the tenth anniversary thereof, for 486,486 shares of our common stock at an exercise price per share equal to $15.00, the initial public offering price per share of our common stock. At the time when our market capitalization following our initial public offering equals or exceeds $1 billion (without taking into consideration shares of our common stock issued in or following our initial public offering), the warrant will be automatically exercised on a net exercise basis and Nomura will receive that number of shares of our common stock with a fair market value on such exercise date of $18 million.
   Pursuant to an alliance agreement entered into as of November 14, 2001 between us and certain Nomura affiliates, we and these Nomura affiliates have agreed to collaborate in providing advisory services in cross-border M&A transactions between the U.S. and Asia in the technology sector, including mutual referral of clients on a non-exclusive basis. Advisory fees resulting from such referrals are shared between us and these Nomura affiliates, either equally or as specified in any joint engagement agreement for a particular transaction. The alliance agreement had an initial term of two years and is automatically renewable for additional one-year terms thereafter. Either party may terminate the agreement upon at least six months’ prior written notice. The agreement may also be terminated if we enter into certain transactions with a competitor of Nomura or if any of the Nomura affiliates enters into certain transactions with one of our competitors. Our revenues resulting from our alliance agreement with Nomura were approximately $0.8 million in 2004 and $0.3 million in 2005. In addition, through December 31, 2005, in part pursuant to its prior commitment under its subscription agreement with us, Nomura or entities affiliated with Nomura had a total capital commitment of approximately $22.5 million in private equity funds sponsored by or affiliated with us. From time to time in the ordinary course of business we have engaged in other transactions with or performed other services for Nomura or entities affiliated with Nomura, and may do so in the future.
   We have also entered into a registration rights agreement pursuant to which Nomura and certain other strategic investors have registration rights following the completion of our initial public offering with respect to the shares of our common stock received by each of them in connection with our reorganization, including shares of our common stock issuable upon exercise or deemed exercise of the warrant issued to Nomura in connection with our reorganization.
Relationships with Our Directors and Executive Officers
   We have established private equity funds in order to permit our employees to participate in our private equity, venture capital and other similar activities. Many of our employees, their spouses or entities owned or controlled by the employees have invested in these funds. Our affiliates generally bear overhead and administrative expenses for, and may provide certain other services free of charge to, the funds. In addition, certain of our directors and executive officers from time to time invest their personal funds directly in other funds managed by our subsidiaries or affiliates on the same terms and with the same conditions as the other investors in these funds, who are not our directors, executive officers or employees.
   We have historically provided personal office services to Mr. Weisel, our Chairman and Chief Executive Officer, which primarily related to the management of investment portfolios, brokerage accounts and other financial matters for Mr. Weisel, his family members and other persons associated with them, the supervision of Mr. Weisel’s household staff and the supervision of personal and business travel arrangements for Mr. Weisel. We have borne all costs of these services, including the cost of maintaining the office and related staff who worked for Mr. Weisel in the office. Our incremental costs attributable to personal office services provided to Mr. Weisel were approximately $389,655 in 2005. Beginning in 2006, and subject to the annual review of our Compensation Committee, Mr. Weisel will reimburse us for all such personal office services.
   In addition, Mr. Weisel and certain of our other employees from time to time use an airplane owned by Ross Investments Inc., an entity wholly owned by Mr. Weisel, for business travel. In those instances, we reimburse Ross Investments Inc. for the travel expenses in an amount comparable to the expenses we would have incurred for business travel on commercial airlines for similar trips. In 2005, we paid $148,015 to Ross Investments Inc. on account of such expenses.
   Mr. Weisel’s son Brett Weisel and Mr. Weisel’s son-in-law Jason Pedersen are each a partner of our firm, earning aggregate compensation of approximately $395,021 and $388,934, respectively, in 2005.
   We have historically extended credit, or arranged for credit from third parties for the benefit of, certain of our partners. In particular, we made loans in the aggregate amount of $521,250 to Mr. Kitts, our Co-Director of Investment Banking and Co-Director of East Coast Operations, and of $380,000 to Mr. Baylor, our Chief Administrative Officer. The loan to Mr. Kitts was full-recourse and bore interest at the prime rate. The loan to Mr. Baylor was non-recourse and bore interest at the prime rate. Mr. Baylor’s loan was repaid by him in 2004. We forgave the outstanding balance of the loan to Mr. Kitts in the amount of $580,225 in 2005. Neither Mr. Kitts nor Mr. Baylor nor any other director or executive officer has any outstanding loan owing us.
   In addition, as further described in Item 11 — “Executive Compensation” of this Annual Report on Form 10-K, each of our partners, which includes certain of our executive officers has entered into the Partners’ Equity Agreement and Pledge Agreement, each relating to their ownership of our common stock.

Item 14.	Principal Accounting Fees and Services
   Deloitte & Touche LLP, which has been our independent registered public accounting firm for the year ended December 31, 2005, has been selected by our Audit Committee to be the independent registered public accounting firm of Thomas Weisel Partners Group, Inc. and subsidiaries for the year ended December 31, 2006.
   The following table sets forth the aggregate fees billed or estimated to be billed by Deloitte & Touche LLP and the other member firms of Deloitte Touche Tohmatsu and their respective affiliates (which we refer to collectively as Deloitte entities) for the audit of the consolidated financial statements of Thomas Weisel Partners Group LLC, the predecessor to Thomas Weisel Partners Group, Inc., for the years ended December 31, 2005 and 2004, and fees billed for other services rendered by the Deloitte entities during the same periods:

	December 31,

	2005	2004

	(In thousands)
Audit fees	$3,393	$586
Audit-related fees	61	10
Tax fees	—	50
All other fees	—	—

Total	$3,454	$646

   Audit fees. Aggregate fees for the years ended December 31, 2005 and 2004, respectively, were for professional services rendered for the audits of our consolidated financial statements. Audit fees for the year ended December 31, 2005 also include fees for the issuance of consents and assistance with review of documents filed with the SEC, including filings related to our initial public offering, which was consummated on February 7, 2006. Some of these fees are for services provided in 2006 but are reported in 2005 as they related to the filing of the registration statement in connection with our initial public offering.
   Audit-related fees. Aggregate fees for the year ended December 31, 2005 included attestation services related to investment performance results. Aggregate fees for the year ended December 31, 2004 included financial accounting and reporting consultations.

   Tax fees. Tax fees for the year ended December 31, 2004 included tax advice services related to the refund of California sales and use tax payments. These services were initially performed on a contingent, findings-based arrangement and were subsequently converted to a fixed fee arrangement.
   Following our initial public offering, our Audit Committee has considered the role of the Deloitte entities in providing certain limited non-audit services to Thomas Weisel Partners Group, Inc. and subsidiaries and has concluded that such services are compatible with Deloitte & Touche LLP’s independence as our independent registered public accounting firm.
   Beginning with the completion of our initial public offering, our Audit Committee must pre-approve all non-audit services provided to us by our independent registered public accounting firm.
PART IV

Item 15.	Exhibits, Financial Statement Schedules
   (a) Documents filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements

The consolidated financial statements required to be filed in the Annual Report on Form 10-K are listed on page F-1 hereof. The required financial statements appear on pages F-1 through F-29 hereof.

2.	Financial Statement Schedules

Separate financial statement schedules have been omitted either because they are not applicable or because the required information is included in the consolidated financial statements.

3.	Exhibits

See the Exhibit Index on pages E-1 through E-3 for a list of the exhibits being filed or furnished with or incorporated by reference into this Annual Report of Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Thomas Weisel Partners Group, Inc. and Subsidiaries
   We have audited the accompanying consolidated statements of financial condition of Thomas Weisel Partners Group, Inc. and subsidiaries (formerly Thomas Weisel Partners Group LLC and subsidiaries) (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in members’ deficit, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
   We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Thomas Weisel Partners Group, Inc. and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.
/s/ DELOITTE & TOUCHE LLP
San Francisco, California
March 28, 2006

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
(formerly Thomas Weisel Partners Group LLC and Subsidiaries)
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

	As of December 31,

	2005	2004

	(In thousands)
ASSETS
Cash and cash equivalents	$90,193	$57,993
Restricted cash and cash segregated under federal or other regulations	10,517	8,634
Securities owned — at market value	98,527	124,855
Receivable from clearing broker	9,555	10,672
Corporate finance and syndicate receivables (net of allowance for doubtful accounts of $0 at December 31, 2005 and $925 at December 31, 2004)	10,479	9,889
Investments in partnerships and other securities	43,552	39,782
Furniture, equipment, and leasehold improvements — net of accumulated depreciation and amortization	29,600	37,704
Receivables from related parties (net of allowance for doubtful loans of $3,316 at December 31, 2005 and $3,892 at December 31, 2004)	4,911	6,213
Other assets	15,489	13,432

TOTAL ASSETS	$312,823	$309,174

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERENCE STOCK AND MEMBERS’ DEFICIT

LIABILITIES:
Securities sold, but not yet purchased — at market value	$84,986	$78,242
Accrued compensation	42,889	35,162
Accrued expenses and other liabilities	48,671	44,734
Payable to customers	3,343	3,732
Capital lease obligations	445	2,502
Notes payable	19,094	13,834

Total liabilities	199,428	178,206

COMMITMENTS AND CONTINGENCIES
REDEEMABLE CONVERTIBLE PREFERENCE STOCK:
Class C redeemable preference shares	48,792	46,635
Class D redeemable convertible shares	100,000	100,000
Class D-1 redeemable convertible shares	75,000	75,000

Total redeemable convertible preference stock	223,792	221,635

MEMBERS’ DEFICIT:
Paid-in capital:
Class A shares	26,442	27,752
Accumulated deficit	(136,530)	(118,122)
Accumulated other comprehensive loss	(309)	(297)

Total members’ deficit	(110,397)	(90,667)

TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERENCE STOCK AND MEMBERS’ DEFICIT	$312,823	$309,174

PRO FORMA, AS ADJUSTED (UNAUDITED)*
Pro forma cash and cash equivalents	$87,855
Pro forma deferred tax asset	12,462
Pro forma total assets	322,947
Pro forma capital lease obligations and notes payable	49,267
Pro forma total redeemable preference shares (Classes C, D and D-1)	—
Pro forma paid-in capital Class A shares	—
Pro forma common stock, par value $0.01 per share	173
Pro forma additional paid-in capital	202,841
Pro forma accumulated deficit	(106,576)
Pro forma stockholders’ equity	96,129

*	See Note 17 to the consolidated financial statements.
See accompanying notes to the consolidated financial statements.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
(formerly Thomas Weisel Partners Group LLC and Subsidiaries)
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,

	2005	2004	2003

	(In thousands, except share and
	per share data)
REVENUES:
Brokerage	$138,497	$154,746	$139,391
Investment banking	75,300	84,977	82,414
Asset management	36,693	44,009	41,598
Interest income	5,510	3,148	2,116

Total revenues	256,000	286,880	265,519
Interest expense	(5,114)	(3,470)	(3,615)

Net revenues	250,886	283,410	261,904

EXPENSES EXCLUDING INTEREST:
Compensation and benefits	154,163	146,078	127,184
Floor brokerage and trade execution	26,873	31,105	30,777
Communications and data processing	17,457	18,818	23,593
Depreciation and amortization	9,146	10,055	16,789
Marketing and promotion	11,898	13,776	11,973
Occupancy and equipment	15,884	18,551	24,226
Other expense	20,336	20,301	15,563

Total expenses	255,757	258,684	250,105

INCOME (LOSS) BEFORE TAX	(4,871)	24,726	11,799
Provision for taxes	2,187	2,044	1,342

NET INCOME (LOSS)	(7,058)	22,682	10,457

LESS: PREFERRED DIVIDENDS
Class D redeemable convertible shares	(7,000)	(7,000)	(7,000)
Class D-1 redeemable convertible shares	(3,750)	(3,750)	(3,750)
LESS: ACCRETION OF CLASS C REDEEMABLE PREFERENCE STOCK	(4,904)	(5,011)	(4,630)

INCOME (LOSS) ATTRIBUTABLE TO CLASS A, B, AND C SHAREHOLDERS	$(22,712)	$6,921	$(4,923)

PRO FORMA, AS ADJUSTED (UNAUDITED)*
Pro forma net revenues	$249,116
Pro forma loss before tax	(6,641)
Pro forma tax benefit	(1,343)
Pro forma net loss	(5,298)
Pro forma preferred dividends and accretion	—
Pro forma net loss attributable to common shareholders	(5,298)
Pro forma diluted loss per share	$(0.31)
Pro forma weighted average number of common shares outstanding:
Basic	17,347
Diluted	17,347
Pro forma book value per share	$5.54

*	See Note 17 to the consolidated financial statements.
See accompanying notes to the consolidated financial statements.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
(formerly Thomas Weisel Partners Group LLC and Subsidiaries)
CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ DEFICIT
YEARS ENDED DECEMBER 31, 2003, 2004, AND 2005

		Accumulated
	Paid-In	Other
	Capital	Comprehensive	Accumulated
	Class A	Loss	Deficit	Total

	(In thousands)
BALANCE — At December 31, 2002	$27,470	$(346)	$(113,239)	$(86,115)

Net income	—	—	10,457	10,457
Other comprehensive income — Foreign currency translation adjustment	—	50	—	50

Total comprehensive income	—	50	10,457	10,507
Contributions — Class A shares	4,205	—	—	4,205
Capital withdrawal	(15)	—	—	(15)
Reallocation of prior over-distribution	(3,373)	—	3,373	—
Reversal of prior over-distribution — Class B shares	—	—	59	59
Distributions:
Class D redeemable convertible shares	—	—	(7,000)	(7,000)
Class D-1 redeemable convertible shares	—	—	(3,750)	(3,750)
Accretion of Class C redeemable convertible preference stock	—	—	(4,630)	(4,630)

BALANCE — At December 31, 2003	28,287	(296)	(114,730)	(86,739)

Net income	—	—	22,682	22,682
Other comprehensive loss — Foreign currency translation adjustment	—	(1)	—	(1)

Total comprehensive income (loss)	—	(1)	22,682	22,681
Contributions — Class A shares	4,770	—	—	4,770
Capital withdrawal	(1,868)	—	—	(1,868)
Reallocation of prior over-distribution	(3,437)	—	3,437	—
Distributions:
Class B shares	—	—	(13,750)	(13,750)
Class D redeemable convertible shares	—	—	(7,000)	(7,000)
Class D-1 redeemable convertible shares	—	—	(3,750)	(3,750)
Accretion of Class C redeemable convertible preference stock	—	—	(5,011)	(5,011)

BALANCE — At December 31, 2004	27,752	(297)	(118,122)	(90,667)

Net loss	—	—	(7,058)	(7,058)
Other comprehensive loss — Foreign currency translation adjustment	—	(12)	—	(12)

Total comprehensive loss	—	(12)	(7,058)	(7,070)
Contributions — Class A shares	3,196	—	—	3,196
Capital withdrawal	(202)	—	—	(202)
Reallocation of prior over-distribution	(4,304)	—	4,304	—
Distributions:
Class D redeemable convertible shares	—	—	(7,000)	(7,000)
Class D-1 redeemable convertible shares	—	—	(3,750)	(3,750)
Accretion of Class C redeemable convertible preference stock	—	—	(4,904)	(4,904)

BALANCE — At December 31, 2005	$26,442	$(309)	$(136,530)	$(110,397)

See accompanying notes to the consolidated financial statements.

THOMAS WEISEL PARTNERS GROUP, INC.
(formerly Thomas Weisel Partners Group LLC and Subsidiaries)
CONSOLIDATED STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31,

	2005	2004	2003

	(In thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,058)	$22,682	$10,457
Noncash items included in net income (loss):
Depreciation and amortization of fixed assets	9,146	10,055	16,789
Provision for regulatory investigation		1,750	—
Amortization of intangible asset		323	411
Write-off of fixed assets		1,282	3,454
Provision for doubtful accounts receivable from related parties	1,017	72	1,435
Provision for doubtful accounts	225	—	(1,225)
Provision for lease loss	675	740	1,440
Deferred rent expense	718	1,600	344
Unrealized and realized (gains) losses on partnership investments	(7,748)	(9,457)	(7,739)
Write-off of intangible asset, net of related liability		1,074	—
Other	(12)	(83)	565
Net effect of changes in operating assets and liabilities:
Cash segregated under federal or other regulations	380	(2,861)	(1,568)
Securities owned and securities sold, but not yet purchased — net	30,991	(42,969)	64,261
Corporate finance and syndicate receivables	(790)	7,918	(9,623)
Distributions from investment partnerships	8,600	5,840	1,442
Other assets	(2,177)	1,257	7,291
Receivable from/payable to clearing broker — net	1,118	19,298	(52,560)
Accrued expenses and other liabilities	(2,140)	(7,800)	(3,159)
Payable to customers	(389)	2,357	1,137
Accrued compensation	7,727	12,455	(9,037)

Net cash provided by operating activities	40,283	25,533	24,115

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of furniture, equipment, and leasehold improvements	(951)	(1,485)	(1,638)
Sale of furniture, equipment, and leasehold improvements	282	100	—
Acquisition of intangible asset	(243)	(520)	(623)
Restricted cash deposits	(2,263)	—	(2,964)
Partnership investments purchased	(2,731)	(8,568)	(1,933)
Proceeds from sale of investments	3,250	—	1,179

Net cash used in investing activities	(2,656)	(10,473)	(5,979)

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of capital lease obligation	(970)	(2,200)	(2,830)
Repayments of notes payable	(4,168)	(5,102)	(21,963)
Proceeds from notes payable	7,967	5,500	12,000
Contributions from members	3,196	4,770	4,205
Distributions to members	(10,750)	(32,794)	(4,192)
Withdrawals of capital	(702)	(2,068)	(1,514)

Net cash used in financing activities	(5,427)	(31,894)	(14,294)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	32,200	(16,834)	3,842
CASH AND CASH EQUIVALENTS — Beginning of year	57,993	74,827	70,985

CASH AND CASH EQUIVALENTS — End of year	$90,193	$57,993	$74,827

SUPPLEMENTAL CASH FLOW DISCLOSURE — Cash paid for interest	$4,262	$3,408	$3,720

Non-cash investing and financing activities:
Acquired fixed assets under capital lease	374	368	—
Increase (Decrease) in member distributions payable	—	(8,294)	6,500
Note payable refinanced	4,667	—	—
Capital lease refinanced by note payable	1,461	—	—
See accompanying notes to the consolidated financial statements.

THOMAS WEISEL PARTNERS GROUP INC.
(formerly Thomas Weisel Partners Group LLC and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

1.	Organization
   Thomas Weisel Partners Group, Inc., together with its subsidiaries (collectively, the “Firm”), is an independent investment banking firm headquartered in San Francisco, with additional offices in Silicon Valley, Boston, New York City and Mumbai, India. In connection with the closing of the initial public offering of Thomas Weisel Partners Group, Inc. on February 7, 2006, a number of reorganization transactions were carried out in order to cause Thomas Weisel Partners Group, Inc., a Delaware corporation, to succeed to the business of Thomas Weisel Partners Group LLC.
   The Firm operates and is managed as a single operating segment providing investment services to its clients. The Firm offers a wide range of services including securities brokerage, investment banking and asset management products. The Firm’s business is organized into four principal business lines: (i) investment banking; (ii) brokerage; (iii) equity research and (iv) asset management. Because the Firm operates on an integrated basis to meet the needs of its clients, the Firm does not identify or manage assets or expenses resulting from any service, or class of service, as a separate operating segment.
   The Firm conducts its brokerage and investment banking business primarily through its wholly-owned subsidiary, Thomas Weisel Partners LLC (TWP), a limited liability company formed on September 18, 1998 under the laws of the State of Delaware. TWP is registered as a broker-dealer under the Securities Exchange Act of 1934 and is a member of the New York Stock Exchange, Inc. (“NYSE”), American Stock Exchange and the National Association of Securities Dealers, Inc. (“NASD”). TWP is also a registered introducing broker under the Commodity Exchange Act and a member of the National Futures Association. TWP introduces on a fully disclosed basis its proprietary and customer securities transactions to another broker dealer for clearance and settlement. In August 2005, Thomas Weisel Partners, Mauritius (TWPM), a wholly-owned subsidiary of TWP, and Thomas Weisel International Private Limited (TWIPL), a wholly-owned subsidiary of TWP, both were formed under the laws of Mauritius and India, respectively. In October 2005, TWIPL was approved by the NYSE as a branch of TWP.
   Thomas Weisel Partners International Limited (TWPIL) is a U.K. broker-dealer registered with the Securities and Futures Authority Limited. The Firm also provides asset management services for sophisticated investors through its wholly-owned subsidiaries, Thomas Weisel Capital Management LLC (TWCM), TWCP LLC (formerly, Tailwind Capital Partners LLC) (TCP), Thomas Weisel Venture Partners LLC (TWVP), Thomas Weisel Healthcare Venture Partners LLC (TWHVP), Thomas Weisel Global Growth Partners LLC (TWGGP) and Thomas Weisel Asset Management LLC (TWAM). TWP, TWCM, TWAM and TWGGP are registered as investment advisers under the Investment Advisers Act of 1940. The Firm also offers insurance products through its wholly-owned subsidiary, Thomas Weisel Partners Insurance Services (TWPIS).

2.	Significant Accounting Policies
   Basis of Presentation — These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions regarding future events that affect the amounts reported in our financial statements and these footnotes, including investment valuations, compensation accruals and other matters. Management believes that the estimates used in preparing its consolidated financial statements are reasonable and prudent. Actual results could differ materially from those estimates.

THOMAS WEISEL PARTNERS GROUP INC.
(formerly Thomas Weisel Partners Group LLC and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except per share amounts and unless otherwise indicated)
   The consolidated financial statements include the accounts of Thomas Weisel Partners Group, Inc., and its wholly-owned subsidiaries. Accordingly all intercompany balances and transactions have been eliminated.
   Brokerage Revenue — The majority of the Firm’s brokerage revenue is derived from commissions generated from securities brokerage transactions in listed and over-the-counter equities and convertible debt securities. Commission revenues and related expenses resulting from securities transactions executed are recorded on a trade date basis. Brokerage revenue also includes net trading gains and losses as substantially all of the trading operations are conducted in facilitation of customer orders. In addition, brokerage revenue includes fees paid for investment advisory services provided through the Firm’s private client services group to both institutional and high-net-worth individual investors, based on the value of assets under management. These fees are recognized in income as earned. The amount of fee-based revenue from private client services that was included within brokerage revenue was $15.6 million, $11.9 million and $10.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.
   Investment Banking Revenue — Investment banking revenues include underwriting and private placement agency fees earned through the Firm’s participation in public offerings and private placements of equity and convertible debt securities and fees earned as a financial advisor in mergers and acquisitions and similar transactions. Underwriting revenues are earned in securities offerings in which the Firm acts as an underwriter and include management fees, selling concessions and underwriting fees. Management fees are recorded on the offering date, selling concessions on the trade date, and underwriting fees at the time the underwriting is completed and the related income is reasonably determinable. Syndicate expenses related to securities offerings in which the Firm acts as underwriter or agent are deferred until the related revenue is recognized. Merger and acquisition fees and other advisory service revenues are generally earned and recognized only upon successful completion of the engagement. Underwriting revenues are presented net of related expenses. Unreimbursed expenses associated with private placement and advisory transactions are recorded as non-compensation expenses. The total amount of underwriting revenues including private placements and the total amount of merger and acquisition fees and other advisory service revenues that were included within investment banking revenues, is as follows:

	Years Ended
	December 31,

	2005	2004	2003

	(in $ millions)
Investment Banking Revenues:
Underwriting revenues including private placements	$43.4	$56.9	$56.8
Merger and acquisition fees and other advisory service revenues	$31.9	$28.1	$25.6

Total	$75.3	$85.0	$82.4

   Asset Management Revenue — Management fees may be earned from either managing investment partnerships sponsored by TWCM, TCP, TWVP, TWHVP, TWGGP and TWAM (the Asset Management Subsidiaries) or through transaction and other services provided to portfolio companies owned by the investment partnerships. Such fees are recorded as services are provided pursuant to contractual agreements. Management fees earned from investment partnerships

THOMAS WEISEL PARTNERS GROUP INC.
(formerly Thomas Weisel Partners Group LLC and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except per share amounts and unless otherwise indicated)
generally provide that each of the Asset Management Subsidiaries is paid a monthly or quarterly fee based upon either committed capital or assets under management, depending upon the nature of the investment product. Fees earned from portfolio companies are recorded when the underlying transaction is completed under the terms of the agreement. Also included in asset management revenues are the gains and losses from revaluation of the Firm’s investments, which are carried on the Consolidated Statement of Financial Condition within Investments in partnerships, and other securities and certain investments held in Other assets.
   Customer Concentration — There is a concentration in brokerage revenues among the Firm’s ten largest brokerage clients, as follows:

	Years Ended December 31,

	2005	2004	2003

Revenues	$44,985	$49,653	$34,534
% of brokerage revenues	32%	32%	25%
   Merger and acquisition fees and other advisory revenues for 2005 included revenues of approximately $13.2 million generated from multiple advisory services performed for a single client.
   Use of Estimates — The preparation of the Firm’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates may relate to the valuation of securities owned and securities sold, but not yet purchased, the allowance for doubtful accounts for receivables, the valuation of investment partnerships and other securities, the provision for lease losses, the valuation of intangible assets and accruals for legal and other contingent liabilities. Actual amounts could differ from those estimates and such differences could be material to the consolidated financial statements.
   Cash and Cash Equivalents — The Firm considers highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include cash held by the clearing broker of $58.6 million and $42.5 million as of December 31, 2005 and 2004, respectively.
   Restricted Cash and Cash Segregated Under Federal or Other Regulations — The restricted cash and cash segregated under Federal or other regulations consists of cash, deposits and short term investments. The balance includes restricted cash and restricted deposits as collateral for letters of credit related to lease commitments. In addition, the Firm maintained cash in a special reserve bank account for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934.

	December 31,

	2005	2004	2003

Restricted cash	$4,241	$2,241	$2,241
Restricted deposits	2,227	1,964	1,964
Special reserve account	4,049	4,429	1,568
   Securities Owned and Securities Sold, but not yet Purchased — Securities owned and securities sold, but not yet purchased, are recorded on a trade date basis. Realized and unrealized gains and/or losses have been reflected within brokerage revenues in the consolidated statement of operations. Equity securities are carried at market value which is determined using quoted market prices when available. Convertible debt securities and other fixed income securities are

THOMAS WEISEL PARTNERS GROUP INC.
(formerly Thomas Weisel Partners Group LLC and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except per share amounts and unless otherwise indicated)
carried at market value determined using dealer quotes, recent transactions and comparable fixed income values.
   Furniture, Equipment and Leasehold Improvements — Fixed assets, including office equipment, hardware and software and leasehold improvements, are stated at cost, net of accumulated depreciation and amortization. Depreciation of furniture, equipment and computer hardware and software is computed using the straight-line method over the estimated useful lives of the assets, ranging from three to seven years. Leasehold improvements are amortized over the shorter of the term of the lease or the useful life of the asset, as appropriate.
   The Firm capitalizes certain costs of computer software developed or obtained for internal use and amortizes the amounts over the estimated useful life of the software, generally not exceeding three years.
   Equipment, office facilities, and property are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.
   Leases — Leases are accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 13, Accounting for Leases. These leases are classified as either capital or operating as appropriate. For capital leases, the present value of the related lease payments is recorded as a liability. Amortization of capitalized leased assets is computed on the straight-line method over the useful life of the asset.
   Liability for Lease Losses — Included in accrued expenses and other liabilities is a liability for lease losses related to office space that the Firm sub-leased or abandoned due to staff reductions. The Firm estimates its liability for lease losses as the net present value of the differences between lease payments and receipts under sublease agreements (if any).
   Receivable from Clearing Broker — TWP clears customer transactions through another broker-dealer on a fully disclosed basis. The amount receivable from the clearing broker relates to such transactions. TWP has indemnified the clearing broker for any losses as a result of customer nonperformance.
   Fair Value of Financial Instruments — Investments in partnerships and other investments are recorded at estimated fair value. The fair value of all other financial assets and liabilities (consisting primarily of corporate finance and syndicate receivables, receivable from clearing broker and notes payable and certain other assets) are considered to approximate their recorded value as they are short-term in nature or are subject to frequent repricing.
   Corporate Finance and Syndicate Receivables — Corporate finance and syndicate receivables include receivables relating to the Firm’s investment banking or advisory engagements. The Firm records an allowance for doubtful accounts on these receivables on a specific identification basis.
   Partnership Investments — Partnership investments consist of the Firm’s general partnership interest in investment partnerships, which it manages through the Asset Management Subsidiaries. These investments are accounted for on the fair value method based on the Asset Management Subsidiaries’ percentage interest in the underlying partnerships. The net assets of the investment partnerships consist primarily of investments in marketable and non-marketable securities. The underlying investments held by such partnerships are valued based on quoted market prices, or estimated fair value if there is no public market. Such estimates of fair value of the partnerships’ non-marketable investments are ultimately determined by the Asset Management

THOMAS WEISEL PARTNERS GROUP INC.
(formerly Thomas Weisel Partners Group LLC and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except per share amounts and unless otherwise indicated)
Subsidiaries in their capacities as general partner. Due to the inherent uncertainty of valuation, fair values of these non-marketable investments may differ from the values that would have been used had a ready market existed for these investments, and the differences could be material.
   The Asset Management Subsidiaries earn management fees from the investment partnerships which they manage. Such management fees are generally based on the net assets or committed capital of the underlying partnerships. In addition, the Asset Management Subsidiaries are entitled to allocations of the appreciation and depreciation in the fair value of the underlying partnerships from their general partnership interests in the partnerships. Such allocations are based on the terms of the respective partnership agreements. The Asset Management Subsidiaries have agreed in certain cases to waive management fees, in lieu of making a cash contribution, in satisfaction of the general partner investment commitments to the investment partnerships.
   The Asset Management Subsidiaries are entitled to receive incentive fee allocations from the investment partnerships (i.e., an increased share of a partnership’s appreciation in fair value) when the return on the partnership’s investments exceeds certain threshold returns. These additional allocations are computed in accordance with the underlying partnership agreements and are based on investment performance over the life of each investment partnership, and future investment underperformance may require amounts distributed to the Asset Management Subsidiaries to be returned to the partnership.
   Redeemable Convertible Preference Stock — Redeemable convertible preference shares include Class C, D, and D-1 preferred shares. The preferred shares provide a redemption option to their holders and are classified outside of permanent equity. The Firm applied EITF D-98, Classification and Measurement of Redeemable Securities, to account for its redeemable preferred stock. EITF D-98 requires use of the current redemption value at the date of issue as the initial carrying amount of redeemable preferred stock and, if currently redeemable, the security should be adjusted to its redemption amount at each balance sheet date. Accretion of redeemable preferred stock, representing an increase or decrease in the carrying amount of the stock during the period, is charged directly against retained earnings (deficit) and reduces or increases income attributable to Class A and Class C shareholders as disclosed on the face of our consolidated statement of operations. The Firm’s Class C shares are valued at the current redemption value equal to redemption price that results in a 12% internal rate of return on aggregate capital contributions, net of disbursements, at each balance sheet date (see Note 3). The Firm’s Class D and D-1 shares are valued at the redemption price equal to the net aggregate contributions. Preferred dividends for the Class D and D-1 shares are charged directly against retained earnings (deficit) and reduce income attributable to Class A, B and C shareholders.
   Compensation and Benefits — Includes salary, bonus (both discretionary awards and guaranteed amounts), severance, as well as all employee benefits. Bonus is accrued over the service period to which it relates. In the case of guaranteed amounts, the service period is defined by the contract, whereas the service period for discretionary awards is defined by the payment dates and the conditions, if any, that must be fulfilled in order to receive the award. Class B Shareholders are employee owners in the Firm. These individuals (the Partners) may also receive periodic distributions of operating proceeds which are reported in the Statement of Changes in Members’ Equity as distributions. The amount of cash distributions received by the Partners was $0 million, $13.8 million and $0 million for the years ended December 31, 2005, 2004 and 2003, respectively.

THOMAS WEISEL PARTNERS GROUP INC.
(formerly Thomas Weisel Partners Group LLC and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except per share amounts and unless otherwise indicated)
   Provision for Taxes — Prior to the reorganization, all income and losses of the Firm were reportable by the individual members of the Firm in accordance with the Internal Revenue Code and, accordingly, the U.S. federal and state income taxes payable by the members, based upon their share of the Firm’s net income, have not been reflected in the accompanying consolidated financial statements. The Firm was liable for local unincorporated business tax on business conducted in New York City, City of San Francisco business tax and income tax on current income realized by its foreign subsidiary.
   After the reorganization, the Firm accounts for taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”, which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax bases of its assets and liabilities.
   Comprehensive Income — Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that are recorded as an element of members’ equity but are excluded from net income. The Firm’s other comprehensive income is comprised of foreign currency translation adjustments.
   Foreign Currency Translation — Assets and liabilities denominated in non-U.S. currencies are translated at the rate of exchange prevailing on the date of the statement of financial condition, and revenues and expenses are translated at average rates of exchange for the period. Gains (losses) on translation of the financial statements are from the Firm’s UK subsidiary and the Firm’s subsidiaries in Mauritius and India where the functional currency is not the U.S. dollar, was not material for each of the years ended December 31, 2005, 2004 and 2003, respectively, and is reflected as a component of accumulated other comprehensive loss. Gains and losses on foreign currency transactions, which are not significant, are included in the consolidated statement of operations.
     New Accounting Pronouncements
   FASB Interpretation (FIN) No. 46-R. In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46-R, Consolidation of Variable Interest Entities (FIN 46-R). FIN No. 46-R replaced FIN No. 46, which was issued in January 2003. FIN 46-R defines variable interests and specifies the circumstances under which the consolidation of a variable interest entity (VIE) will be required. A controlling financial interest in a VIE is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. For all public enterprises that are not small business issuers, FIN 46-R is applied to all variable interest entities by the end of the first reporting period ending after March 15, 2004, i.e., the fiscal year ended December 31, 2004. The Firm evaluated the requirements under FIN No. 46-R and determined that the Firm does not have any variable interest entities where it is the primary beneficiary.
   Emerging Issues Task Force Issue No. 04-5 (EITF 04-5). In June 2005, the EITF reached a consensus on EITF 04-5, Determining whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. This consensus applies to entities not within the scope of FIN 46-R, in which the investor is the general partner in a limited partnership. The consensus requires the general partner to

THOMAS WEISEL PARTNERS GROUP INC.
(formerly Thomas Weisel Partners Group LLC and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except per share amounts and unless otherwise indicated)
consolidate the limited partnership unless it overcomes the presumption of control. The general partner may overcome this presumption and not consolidate the limited partnership if the limited partners have: (a) the ability to liquidate the limited partnership or otherwise remove the general partner through substantive “kick-out rights” that can be exercised without having to demonstrate cause; or (b) substantive participating rights in managing the partnership. This consensus became effective on June 29, 2005 for all newly formed limited partnerships and for existing limited partnerships for which the partnership agreements have been modified. For all other general partnerships, the consensus is effective no later than the beginning of the first reporting period beginning after December 15, 2005, i.e., the Firm’s fiscal year ending December 31, 2006. The Firm’s asset management subsidiaries currently manage a number of private equity limited partnerships as general partners. The Firm evaluated the requirements under EITF 04-5 and determined that the adoption does not have a material impact on its consolidated financial statements.
   SFAS No. 123-R. In December 2004, the FASB issued SFAS No. 123-R, Share-Based Payment, a revision to SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123-R focuses primarily on transactions in which an entity exchanges its equity instruments for employee services and generally establishes standards for the accounting for transactions in which an entity obtains goods or services in share-based payment transactions. Generally, SFAS No. 123-R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative upon adopting SFAS No. 123-R. SFAS No. 123-R must be adopted by the Firm no later than January 1, 2006. The Firm has operated as a limited liability company and has not historically issued stock-based compensation awards. Accordingly, the impact of adopting SFAS No. 123-R was not material. However, the future impact of adopting SFAS No. 123-R cannot be predicted at this time because it will depend on the level of share-based payments granted in the future. See Note 17 for discussion of restricted stock units granted in February 2006.

3.	Members’ Equity and Limited Liability Company Agreement
   The Limited Liability Company Agreement (the Agreement), as amended, dated November 14, 2001, sets forth the respective rights and obligations of members of the Firm and prior to the Firm’s initial public offering provided, for terms of its management and conduct of its affairs. Prior to the Firm’s initial public offering, the Firm’s Executive Committee was responsible for managing the affairs of the Firm.
   Capital Accounts — Prior to the Firm’s initial public offering, a capital account was maintained for each shareholder. The account was increased by capital contributions, allocable share of net profit and any items of income or gain, and decreased by distributions, allocable share of net loss and any items of expense or loss.
   Reallocation of Prior Over-distributions — Certain Partners received payments in excess of their capital account balances which were recorded in compensation and benefits expense in the consolidated statement of operations. Upon the Partners’ termination, those over-distributions were deducted from their capital accounts and shown as reallocation of prior over-distributions in the consolidated statement of changes in members’ equity.
   Distributions — Except as disclosed below, the Firm is not obligated to make any periodic distributions to shareholders. Prior to the Firm’s initial public offering, shareholders who were also members of management of the Firm received distributions of profits which were deducted from their capital accounts and also received salary and bonus which is recorded in the statement of operations as compensation expense.

THOMAS WEISEL PARTNERS GROUP INC.
(formerly Thomas Weisel Partners Group LLC and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except per share amounts and unless otherwise indicated)
   Income (Loss) Attributable to Class A, B and C Shareholders — The Firm’s net income (loss) is shown after deducting the guaranteed return to Class A shareholders included in compensation and benefits expense. The Firm deducts all preferred returns payable from net income, including preferred dividends payable to Class D and D-1 shareholders and accretion of Class C shares to arrive at income (loss) attributable to Class A, B and C shareholders. Class B shares and Class C shares are entitled to share in the net income of the Firm, after payment of all preferred returns. Net loss, after payment of all preferred guaranteed returns, is attributable to Class A shareholders.
   Share Classes — Under the Agreement, the Firm was authorized to issue: 30,000 Class A Shares, 30,000 Class A-1 Shares, 25,000 Class B Shares, 1,882 Class C Redeemable Preference Shares, 100,000 Class D Redeemable Convertible Shares and 75,000 Class D-1 Redeemable Convertible Shares. Subject to certain conversion features and anti-dilution provisions in accordance with the Agreement, the Firm had the ability to issue additional shares of certain classes of stock. As of December 31, 2005, the amount of shares outstanding, distribution preferences and redemption provisions for each class of stock are summarized below.
   Class A Shares — Class A Shares outstanding were 24,525 and 25,875 at December 31, 2005 and 2004, respectively. The guaranteed return to Class A shareholders is paid at the end of each quarter at the prime rate for the prior quarter. Such return is included in compensation and benefits expense and was $1.6 million, $1.3 million, and $1.1 million for the years ended December 31, 2005, 2004, and 2003, respectively. As of December 31, 2005, the shares were subject to repurchase at book value at the discretion of the Executive Committee. Amounts paid to Class A shareholders on balances in excess of unreturned capital are reflected in compensation and benefits expense.
   Class A-1 Shares — Class A-1 Shares outstanding were 21,900 and 21,600 at December 31, 2005 and 2004, respectively. These shares were issued to founders of the Firm (who also hold Class A and Class B Shares). There is no capital commitment required for these shares as they were issued in consideration of services provided. The shares do not participate in operating proceeds of the Firm, but are entitled to receive, as a group, 15% of subordinated liquidation proceeds, as defined. The majority of the outstanding shares were vested during 2003 upon reaching the five-year anniversary of their issuance.
   Class B Shares — Class B Shares outstanding were 20,656 and 21,156 at December 31, 2005 and 2004, respectively. These shares were issued by the Executive Committee to Class A shareholders to provide a portion of operating profits to the Partners. No capital contribution was required for the issuance of Class B stock. The collective Class B shares are entitled to a 93% portion of the operating profits of the Firm, after preferred returns paid to other share classes. The shares do not participate in any liquidating proceeds and have no guaranteed return. As of December 31, 2005, the shares were subject to redemption at the discretion of the Executive Committee for the amount of earned but unpaid distributable profits or losses.
   Class C Redeemable Preference Shares (Class C shares) — Class C shares outstanding were 1,683 and 1,790 at December 31, 2005 and 2004, respectively. The shares were issued for a capital commitment amount of $18.60 per share in 1999. Class C shares jointly participate in operating profits along with Class B shares, correspondingly they are entitled to a 7% portion of operating profits, after preferred returns paid to other share classes. They are also entitled to a

THOMAS WEISEL PARTNERS GROUP INC.
(formerly Thomas Weisel Partners Group LLC and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except per share amounts and unless otherwise indicated)
share of the liquidating proceeds, whereby the Class C holders are subordinated to the Class D holders and in a preference position with respect to the Class A and A-1 holders. As of December 31, 2005, Class C shareholders had the right to sell all or a portion of their Class C shares back to the Firm at any time. The put price is the amount which will result in a 12% internal rate of return to the Class C shareholders, taking into account previous distributions, and must be paid within 12 months of the exercise date. The redemption amount of Class C shares was approximately $48.8 million and $46.6 million at December 31, 2005 and 2004, respectively. One Class C shareholder with a capital contribution totaling $0.5 million exercised its right in 2004 and was paid in September 2005. In August 2005, another of the Firm’s Class C shareholders provided notice of exercise of its put option relating to its Class C shares with an original investment amount of $1.5 million.
   Class D Redeemable Convertible Shares (Class D shares) — Class D shares outstanding remained at 100,000 from December 31, 2004 through December 31, 2005. The shares were issued in January 2000 for $1.00 per share. Class D shares are entitled to a 7% annual preferred return that is distributed semi-annually. There were accrued distributions payable of $3.5 million and $3.5 million at December 31, 2005 and 2004, respectively, relating to the semi-annual payments of the 7% preferred return on Class D shares. The December 31, 2004 amounts were paid in January of 2005. As of December 31, 2005, the holder of a Class D share had the ability to cause the Firm to redeem the shares at any point until October 21, 2005, subject to a 12 month notice period, where the redemption amount is equal to the issuance price plus the pro-rata amount of the unpaid preferred return and the redemption can be paid in cash or in three equal annual payments. In June 2005, the redemption rights provided to the Class D shareholders were extended for an indefinite period. Class D shares are entitled to a liquidation preference with respect to all other classes of stock and on an equal basis with Class D-1 shares. Class D shares will mature on December 31, 2009 unless converted into Class C-1 shares prior to July 1, 2009. Class D shares are convertible into Class C-1 shares which have no preferred return but instead share in the operating and liquidating proceeds of the Firm. The Class C-1 shares can be redeemed for a period of time after maturity of Class D shares. No Class C-1 shares were outstanding at any time. The Class D shares are considered conditionally redeemable instruments because they can be converted into Class C-1 shares, which do not carry a redemption date. These shares will become mandatorily redeemable on July 1, 2009, however, which is the last date these shares can be converted into Class C-1 shares. Class D shares have a mandatory redemption date thereafter of December 31, 2009.
   Class D-1 Redeemable Convertible Shares (Class D-1 shares) — Class D-1 shares outstanding remained at 75,000 from December 31, 2004 through December 31, 2005. The shares were issued in November 2001 for $1.00 per share. Class D-1 shares are entitled to a 5% annual preferred return that is distributed semi-annually. There were accrued distributions payable of $1.9 million and $1.9 million at December 31, 2005 and 2004, respectively, relating to the semi-annual payments of the 5% preferred return on Class D-1 share. The December 31, 2004 amounts were paid in January of 2005. In connection with the issuance of these shares, the Firm has entered into an alliance with the holder to cooperate with respect to U.S. and Japan cross-border investment banking business. Shares are not redeemable during the first two years of the alliance; the earliest date for redemption is April 2005, where the redemption amounts are equal to the issuance price plus the pro-rata amount of the unpaid preferred return and the redemption can be paid in cash or in three equal annual payments. Redemption is not mandatory and is only permitted if the alliance agreement is terminated. Class D-1 Shares are entitled to liquidation

THOMAS WEISEL PARTNERS GROUP INC.
(formerly Thomas Weisel Partners Group LLC and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except per share amounts and unless otherwise indicated)
preference with respect to all other classes of stock and on an equal basis with Class D shares. Subsequent to December 31, 2005, Class D-1 shares will be convertible into Class C-2 shares which have no preferred return but instead share in the operating and liquidating proceeds of the Firm. The Class C-2 shares can be redeemed following termination of the alliance agreement.
4.     Securities Owned and Securities Sold, But Not Yet Purchased
   Securities owned and securities sold, but not yet purchased, consist of securities at quoted market prices, as follows:

	Dec. 31, 2005		Dec. 31, 2004

		Sold, But		Sold, But
		Not Yet		Not Yet
	Owned	Purchased	Owned	Purchased

Equity securities	$15,232	$74,685	$15,789	$43,459
Convertible bonds	83,295	4,321	79,115	26,822
U.S. Treasury Securities	—	5,980	29,951	7,961

Total	$98,527	$84,986	$124,855	$78,242

   At December 31, 2005 and 2004, securities sold, but not yet purchased are collateralized by securities owned that are held at the clearing broker.
   Convertible bonds include certain securities that are not readily marketable. These are investment securities that cannot be publicly offered or sold unless registration has been affected under the Securities Act of 1933. The estimated fair value of the securities not readily marketable included in the convertible bonds is approximately $0 million and $2.2 million at December 31, 2005 and 2004, respectively.

5.	Investments in Partnerships and Other Securities
   Investments in partnerships and other securities consist of investments recorded at estimated fair value, as follows:

	December 31,

	2005	2004

Private equity investment partnerships	$38,292	$36,659
Traded securities investment partnerships	2,056	2,135
Other securities	3,204	988

Total	$43,552	$39,782

   Included in private equity investments are the general partner investments in investment partnerships and the adjustments recorded to reflect these investments at fair value. The Firm waived and continues to waive certain management fees with respect to certain of these partnerships. These waived fees constitute deemed contributions to the investment partnerships that serve to satisfy the Firm’s general partner commitment, as provided in the underlying investment partnerships’ partnership agreements. This constituted an investment asset that is also subject to fair value adjustments. The total revenues or losses for 2005, 2004 and 2003 that were attributable to allocation of investment gains or losses on investment partnerships were gains of $7.5 million, $9.1 million and $7.7 million respectively. The total amount of waived management

THOMAS WEISEL PARTNERS GROUP INC.
(formerly Thomas Weisel Partners Group LLC and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except per share amounts and unless otherwise indicated)
fees available to be earned by the Firm in the future is $17.8 million. The amount of future revenue to be recognized by the Firm, if any, through allocations of gains in respect of previously waived management fees is subject to the generation of future investment gains.
   Recorded as part of asset management revenues during the year ended December 31, 2005 was a sale of the Firm’s New York Stock Exchange seat in November 2005 for $3.3 million, which resulted in a gain on the sale of $1.6 million. The Firm originally acquired the seat in 1999 for $2.7 million, and the asset was written down in 2003 to $1.7 million.
   The Firm has put in place incentive compensation arrangements that are structured under separate limited liability company agreements in order to incentivize certain of the Firm’s professionals responsible for managing such business. Compensation expense associated with these payments to these individuals was $6.5 million, $7.7 million and $6.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.
   Traded securities investment partnerships and other securities include direct investments by the Firm into certain portfolio companies, investment partnerships and other marketable and non marketable equity securities.
   In November 2005, the Firm completed a transaction pursuant to which the responsibility for management and operations of certain of the Firm’s private equity funds, including Thomas Weisel Capital Partners, L.P. and affiliated funds (TWCP) was assumed by a new general partner owned by former employees of the Firm who had been actively involved in the management of those funds. TWCP was formed in 1999 with an original capital commitment of approximately $1.3 billion. The management fees and transaction related fees from TWCP have been reflected in the Firm’s historical results of operations, including $15.7 million, $16.9 million and $17.5 million in the years ended December 31, 2005, 2004 and 2003, respectively. A subsidiary of the Firm remains as a general partner but has no management responsibility. As a result of these arrangements, the Firm does not expect to recognize future revenues in the form of management fees from TWCP but the Firm retains the right to receive distributions with respect to its capital account. In connection with the closing of the transaction, the Firm recorded a loss of approximately $2.3 million in the fourth quarter of 2005, which loss included payments to the Firm’s former employees and certain transaction-related expenses that the Firm agreed to assume in connection with the transfer of management responsibility of TWCP.

6.	Related Party Transactions
   Included in receivables from related parties are loans to Partners, employees and former employees. Certain employee and former employee loans are collateralized by investments in private equity partnerships managed by subsidiaries of the Firm. The loans collateralized by partnership investments are carried at face value, with reserves established if the value of the collateral falls below the face value of the loan. The remaining loans are not collateralized. The following were the loan balances:

	December 31,

	2005	2004

Loans to partners, employees, former employees	$8,227	$10,105
Reserve for doubtful accounts	(3,316)	(3,892)

Total	$4,911	$6,213

THOMAS WEISEL PARTNERS GROUP INC.
(formerly Thomas Weisel Partners Group LLC and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except per share amounts and unless otherwise indicated)
   The Firm has historically provided personal office services to Mr. Weisel, its Chairman and Chief Executive Officer. The Firm has borne all costs of these services, including the cost of maintaining the office and related staff who worked for Mr. Weisel in the office. The Firm’s incremental costs attributable to personal office services provided to Mr. Weisel were approximately $389,655 in 2005 and $275,395 in 2004. No incremental costs were incurred in 2003. Beginning in 2006, and subject to the annual review of the Firm’s Compensation Committee, Mr. Weisel will reimburse the Firm for all such personal office services.
   In addition, Mr. Weisel and certain other employees of the Firm from time to time use an airplane owned by Ross Investments Inc., an entity wholly owned by Mr. Weisel, for business travel. In those instances, the Firm reimburses Ross Investments Inc. for the travel expenses in an amount comparable to the expenses the Firm would have incurred for business travel on commercial airlines for similar trips. In 2005, 2004 and 2003 the Firm paid $148,015, $190,650 and $191,723, respectively, to Ross Investments Inc. on account of such expenses.

7.	Furniture, Equipment, and Leasehold Improvements
   Furniture, equipment, and leasehold improvements consisted of the following:

	December 31,

	2005	2004

Leasehold improvements	$62,526	$62,003
Equipment, computer hardware, and software	28,136	27,766
Furniture and artwork	16,909	11,942
Capital leases	774	6,073

Total	108,345	107,784
Less accumulated depreciation and amortization	(78,745)	(70,080)

Total	$29,600	$37,704

   Depreciation and amortization expense related to furniture, equipment, computer hardware, software and leasehold improvements totaled $9.1 million, $10.1 million and $16.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

8.	Accrued Expenses and Other Liabilities
   Included in accrued expenses and other liabilities is an accrual for the preferred return and distribution amounts due to the Class D and D-1 shareholders. Also, included in the balance is a liability for lease losses related to office space that the Firm subleased or abandoned due to staff reductions and an accrual for anticipated settlement amounts with respect to the research and other matters, as described in Note 12. The liability for lease losses was $6.5 million and $7.5 million at December 31, 2005 and 2004, respectively, and will expire with the termination of the relevant facility leases through 2010. The provision for lease loss was $0.7 million, $0.7 million, and $1.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. The Firm estimates its liability for lease losses as the net present value of the differences between lease payments and receipts under sublease agreements (if any). The remaining balance of the accrued expenses and other liabilities is composed of accounts payable and other accrued liabilities.

THOMAS WEISEL PARTNERS GROUP INC.
(formerly Thomas Weisel Partners Group LLC and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except per share amounts and unless otherwise indicated)
   Included in Other expenses in the statement of operations are insurance recoveries of $3.7 million, $0.7 million and $0.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. These amounts represent recovery of legal expenses the Firm incurred in the past to defend various legal matters and reduce the total expense in the Other expense line item. These amounts are not accrued as recoverable until amounts are considered probable of recovery.
   During 2004, the Firm made a strategic decision to close the value strategies asset management business that it had acquired in 2002. In connection with this transaction, the company wrote off the remaining unamortized intangible asset of $1.4 million that was recorded at the time of acquisition. This loss is included in other expenses in the statement of operations. Additionally, the Firm reversed its remaining liability payable for the purchase of this business of $0.3 million pursuant to a cancellation agreement with the previous owners of the value strategies business. This amount is recorded in other expense in the statement of operations.

9.	Notes Payable
   Notes payable consists of the following:

	December 31,

	2005	2004

Note at LIBOR + 2.00%(a)	$2,894	$500
Note at LIBOR + 2.72%	—	8,334
Note at LIBOR + 2.85%(b)	11,200	—
Note at Prime + 0.50%(c)	5,000	5,000

Total	$19,094	$13,834

(a)	Represents amounts borrowed under a $10 million line of credit that is collateralized by certain investment banking receivables. The Firm pays a commitment fee of 0.5% on available amounts under this line, of which there was $7.1 million and $9.5 million available at December 31, 2005 and 2004, respectively. The termination date of the agreement is November 2006 and amounts borrowed under this line are payable at that time.

(b)	Amounts are due in equal monthly installments through December 2008.

(c)	Represents amounts borrowed under a $5 million revolving line of credit that is secured by certain of the Firm’s assets. Commencing July 2006, amounts borrowed shall be payable in equal monthly installments over the following twelve-month period.
   These notes contain various covenants and restrictions, the most restrictive of which require the Firm to maintain a minimum net worth. The Firm was in compliance with the covenants at December 31, 2005 and 2004. The Firm also pays a commitment fee of 1.0% on a $40 million subordinated borrowing facility (see Note 15), which was not drawn upon during 2005 or 2004.
   The following are the weighted-average interest rates for these borrowings:

	December 31,

	2005	2004	2003

Weighted-average interest rate	6.28%	5.33%	3.81%

THOMAS WEISEL PARTNERS GROUP INC.
(formerly Thomas Weisel Partners Group LLC and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except per share amounts and unless otherwise indicated)
   Scheduled principal payments for borrowings at December 31, 2005 are as follows:

2006	$9,128
2007	6,232
2008	3,734

Total	$19,094

10.	Capital Leases
   The Firm has entered into various capital leases. Furniture, fixtures, and equipment acquired under these leases consist of the following:

	December 31,

	2005	2004

Furniture, fixtures and equipment	$774	$6,073
Less accumulated amortization	(360)	(4,301)

Total	$414	$1,772

   Future minimum lease payments for the above assets under capital leases at December 31, 2005 are as follows ($ in thousands):

2006	$272
2007	139
2008	70

Total minimum lease payments	481
Less amounts representing interest	(36)

Net present value of minimum lease payments	$445

11.	Employee Benefits
   The Firm has a defined contribution 401(k) retirement plan (the Plan) which allows eligible employees to invest a percentage of their pretax compensation, limited to the maximum allowed by Internal Revenue Services (IRS) regulations. The Firm, at its discretion, may contribute funds to the Plan. The Firm made no contributions during the years ended December 31, 2005, 2004 and 2003.
   As of December 31, 2005 the Firm had an “equity award plan” under which employees of the Firm could receive awards or distribution of up to 10% of the value of the Firm on a liquidating event, which includes a sale of the Firm, the consummation of an initial public offering, or other similar event determined at the discretion of the Executive Committee. In connection with the consummation of our initial public offering, this plan was replaced with the Firm’s new Equity Incentive Plan.
   Awards under the new plan will be accounted for in accordance with SFAS No. 123-R, Share-Based Payment. As discussed in Note 17, the Firm completed its initial public offering and has issued restricted stock units under this equity award plan.

THOMAS WEISEL PARTNERS GROUP INC.
(formerly Thomas Weisel Partners Group LLC and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except per share amounts and unless otherwise indicated)

12.	Commitments and Contingencies
   The Firm leases office space and computer equipment under noncancelable operating leases which extend to 2016 and which may be extended as prescribed under renewal options in the lease agreements. The Firm has entered into several noncancelable sub-lease agreements for certain facilities or floors of facilities for partial and full lease terms. As of December 31, 2005, the Firm’s minimum annual lease commitments and related sub-lease income were as follows:

	Minimum		Net Minimum
	Lease	Sub-Lease	Lease
	Payments	Rental Income	Payments

2006	$20,462	$(3,205)	$17,257
2007	20,302	(2,971)	17,331
2008	20,432	(2,750)	17,682
2009	20,225	(2,027)	18,198
2010	15,958	(1,623)	14,335
Thereafter	42,557	—	42,557

Total	$139,936	$(12,576)	$127,360

   Office rent and computer equipment lease expenses charged to operations for the years ended December 31, 2005, 2004 and 2003 were $18.4 million, $20.1 million, and $27.1 million, respectively.
   The Firm signed a forbearance agreement with the lessor of certain office space it occupies in San Francisco that provided a reduction in the rent payments from January 1, 2004 to March 16, 2005. The forbearance is to be reimbursed in the event the Firm merges with another entity or meets certain financial thresholds as described in the agreement. The Firm believes it is not probable that the forbearance will be reimbursed in the foreseeable future. The maximum potential amount of future payments that could be required to be made approximates $3.3 million. There has been no liability recorded on the Firm’s statement of financial condition for this contingent obligation.
   The Firm’s Asset Management Subsidiaries are the general partners and sponsors of several affiliated investment partnerships. At December 31, 2005, the Firm’s Asset Management Subsidiaries had commitments to invest an additional $6.8 million into these investment partnerships. Such commitments may be satisfied by direct investments or through waived management fee contributions and are generally required to be made as investment opportunities are identified by the underlying partnerships.
   Guarantees — The Firm’s customers’ transactions are introduced to the clearing broker for execution, clearance and settlement. Customers are required to complete their transactions on settlement date, generally three business days after trade date. If customers do not fulfill their contractual obligations to the clearing broker, the Firm may be required to reimburse the clearing broker for losses on these obligations. The Firm has established procedures to reduce this risk by monitoring trading within accounts and requiring deposits in excess of regulatory requirements.
   The Firm is a member of various securities exchanges. Under the standard membership agreement, members are required to guarantee the performance of other members and,

THOMAS WEISEL PARTNERS GROUP INC.
(formerly Thomas Weisel Partners Group LLC and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except per share amounts and unless otherwise indicated)
accordingly, if another member becomes unable to satisfy its obligations to the exchange, all other members would be required to meet the shortfall. The Firm’s liability under these arrangements is not quantifiable and could exceed the cash and securities it has posted as collateral. However, management believes that the potential for the Firm to be required to make payments under these arrangements is considered remote. Accordingly, no contingent liability is carried in the accompanying statement of financial condition for these arrangements.
   Employee Retention Program and Unaccrued Guaranteed Compensation — Consistent with practice in prior years, guaranteed compensation agreements were entered into during the year ended December 31, 2005. These obligations are being accrued ratably over the service period of the contracts. Total unaccrued obligations at December 31, 2005 for services to be provided subsequent to December 31, 2005 were $8.2 million, of which $2.9 million, $3.6 million and $1.7 million is to be paid in 2006, 2007 and 2008, respectively.
   Director and Officer Indemnification — In connection with the initial public offering of Thomas Weisel Partners Group, Inc. on February 7, 2006, the Firm entered into agreements that provide indemnification to its directors, officers and other persons requested or authorized by the Firm’s board of directors to take actions on behalf of us for all losses, damages, costs and expenses incurred by the indemnified person arising out of such person’s service in such capacity, subject to the limitations imposed by Delaware law.
   Tax Indemnification Agreement — In connection with the initial public offering, the Firm entered into a tax indemnification agreement to indemnify the members of Thomas Weisel Partners Group LLC against certain increases in taxes that relate to activities of Thomas Weisel Partners Group LLC and its affiliates prior to the Firm’s initial public offering. The tax indemnification agreement included provisions that permit the Firm to control any tax proceeding or contest which might result in being required to make a payment under the tax indemnification agreement.
   Loss Contingencies — The Firm is involved in a number of judicial, regulatory and arbitration matters arising in connection with its business, including those listed below. The outcome of matters the Firm is involved in cannot be determined at this time, and the results cannot be predicted with certainty. There can be no assurance that these matters will not have a material adverse effect on the Firm’s results of operations in any future period and a significant judgment could have a material adverse impact on the Firm’s financial condition, results of operations and cash flows. The Firm may in the future become involved in additional litigation in the ordinary course of its business, including litigation that could be material to the Firm’s business.
   In accordance with SFAS No. 5, Accounting for Contingencies, the Firm reviews the need for any loss contingency reserves and establishes reserves when, in the opinion of management, it is probable that a matter would result in liability, and the amount of loss, if any, can be reasonably estimated. Generally, with respect to matters the Firm is involved in, in view of the inherent difficulty of predicting the outcome of these matters, particularly in cases in which claimants seek substantial or indeterminate damages, it is not possible to determine whether a liability has been incurred or to reasonably estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no reserve is established until that time.
   In re Initial Public Offering Securities Litigation — The Firm is a defendant in several purported class actions brought against numerous underwriters in connection with certain initial public offerings in 1999 and 2000. These cases have been consolidated in the United States

THOMAS WEISEL PARTNERS GROUP INC.
(formerly Thomas Weisel Partners Group LLC and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except per share amounts and unless otherwise indicated)
District Court for the Southern District of New York and generally allege that underwriters accepted undisclosed compensation in connection with the offerings, entered into arrangements designed to influence the price at which the shares traded in the aftermarket and improperly allocated shares in these offerings. The actions allege violations of federal securities laws and seek unspecified damages. Of the 310 issuers named in these cases, the Firm acted as a co-lead manager in one offering, a co-manager in 32 offerings, and as a syndicate member in 10 offerings. The Firm has denied liability in connection with these matters. On June 10, 2004, plaintiffs entered into a definitive settlement agreement with respect to their claims against the issuer defendants and the issuers’ present or former officers and directors named in the lawsuits. On June 14, 2004, those parties jointly moved for approval of the proposed settlement. By a decision dated October 13, 2004, the federal district court granted plaintiffs’ motion for class certification, and the underwriter defendants have petitioned the U.S. Court of Appeals for the Second Circuit to review that certification decision. The Second Circuit has granted that petition, and appellate briefing is underway. The Firm believes it has meritorious defenses to these actions and intends to vigorously defend such actions as they apply to the Firm.
   Research Matters — During 2004, the Firm entered into a settlement with the SEC, NYSE, NASD and various state securities regulators to resolve charges that a portion of its research was improperly influenced in order to obtain investment banking business in violation of federal or state securities law. During the year ended December 31, 2004, the Firm settled the matter with the various regulators for a total of $10 million in fines and disgorgement and $2.5 million for the provision of independent research over a five-year period. These settlement amounts had been previously accrued during the year ended December 31, 2002. Additionally, in 2004, the Firm escrowed $1.25 million to pay costs associated with an independent consultant to procure the independent research noted above. Such costs will be expensed as they are incurred. On February 14, 2006, Newline Corporate Name Ltd. (UK), a member of the syndicate that underwrote the Firm’s investment banking errors and omissions insurance policy, filed a complaint seeking declaratory relief regarding insurance obligations in connection with this settlement and seeking repayment of approximately $3.8 million of amounts previously disbursed to the Firm in connection with this settlement. The Firm believes it has meritorious defenses to these actions and intends to vigorously defend against them.
   In re Friedman’s Inc. Securities Litigation — In September 2003, the Firm acted as lead manager on a follow-on offering of common stock of Friedman’s Inc. Plaintiffs have filed a purported class action suit against Friedman’s and its directors, senior officers and outside accountant as well as Friedman’s underwriters, including the Firm, in the United States District Court for the Northern District of Georgia, alleging that the registration statement for the offering and a previous registration statement dated February 2, 2002 were fraudulent and materially misleading because they overstated revenue and inventory, understated allowances for uncollectible accounts, and failed to properly account for impairment of a particular investment. Friedman’s is currently operating its business in bankruptcy. The Firm has denied liability in connection with this matter. A consolidated amended complaint has been filed in this matter. On September 7, 2005, the court denied the underwriters’ motion to dismiss. The Firm believes it has meritorious defenses to these actions and intends to vigorously defend such actions as they apply to the Firm.
   In re Tellium, Inc. Securities Litigation — The Firm is a defendant in a purported class action litigation brought in connection with Tellium, Inc.’s initial public offering in May 2001. The most recent amended complaint, filed in the United States District Court for the District of New Jersey, alleges claims for securities fraud against Tellium and certain of its directors and senior officers

THOMAS WEISEL PARTNERS GROUP INC.
(formerly Thomas Weisel Partners Group LLC and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except per share amounts and unless otherwise indicated)
as well as Tellium’s underwriters, including the Firm and one of its former employees. The Firm has denied liability in connection with this matter. On June 30, 2005, the court entered an order that dismissed all of the claims against the Firm and the former employee of the Firm, except for a claim limited to an alleged misstatement in the registration statement relating to the relationship between Tellium and one of its customers. The Firm believes it has meritorious defenses to these actions and intends to vigorously defend such actions as they apply to the Firm.
   In re AirGate PCS, Inc. Securities Litigation — The Firm is a defendant in a purported class action litigation brought in connection with a secondary offering of AirGate PCS, Inc. in December 2001. The complaint, filed in the United States District Court for the Northern District of Georgia on May 17, 2002, alleges violations of federal securities laws against AirGate and certain of its directors and officers as well as AirGate’s underwriters, including the Firm, based on alleged misstatements and omissions in the registration statement. The underwriters’ motion to dismiss was granted by the court in September 2005. The Firm believes it has meritorious defenses to these actions and intends to vigorously defend such actions as they apply to the Firm should these claims be reasserted.
   In re First Horizon Pharmaceutical Corporation Securities Litigation — The Firm is a defendant in a purported class action litigation brought in connection with a secondary offering of First Horizon Pharmaceutical Corporation in April 2002. The consolidated amended complaint, filed in the United States District Court for the Northern District of Georgia on September 2, 2003, alleges violations of federal securities laws against First Horizon and certain of its directors and officers as well as First Horizon’s underwriters, including the Firm, based on alleged false and misleading statements in the registration statement and other documents. The underwriters’ motion to dismiss was granted by the court in September 2004. The plaintiffs have appealed to the United States Court of Appeals for the 11th Circuit. The Firm believes it has meritorious defenses to these actions and intends to vigorously defend such actions as they apply to the Firm.
   In re Merix Securities Litigation — The Firm is a defendant in a purported class action suit brought in connection with an offering involving Merix Corporation in which it served as co-lead manager for Merix. Plaintiffs have filed suit against Merix and certain of its directors and senior officers as well as Merix’s underwriters, alleging false and misleading statements in the registration statement. On September 15, 2005, the United States District Court for the District of Oregon entered an order dismissing all claims against the underwriter defendants, including the Firm, and the Merix defendants. A portion of the claim under Section 12(a)(2) of the Securities Exchange Act of 1934 was dismissed with prejudice, and the remainder of that claim and the Section 11 claim were dismissed with leave to re-file. Plaintiffs have subsequently filed an amended complaint. The Firm has denied liability in connection with this matter. The Firm believes it has meritorious defenses to these actions and intends to vigorously defend such actions as they apply to the Firm.
   Borghetti v. Campus Pipeline — A putative shareholder derivative action was brought in the Third Judicial District Court in Salt Lake County, Utah on October 5, 2004 against Campus Pipeline in connection with a sell-side mergers and acquisitions engagement in which the Firm acted as a financial advisor to Campus Pipeline. Plaintiffs alleged breach of fiduciary duty, fraud and similar related claims against Campus Pipeline’s directors, officers, attorneys and the Firm. On May 3, 2005, the court granted in part and denied in part the Firm’s motion to dismiss, dismissing all claims against us except the breach of fiduciary duty claim. The Firm has denied

THOMAS WEISEL PARTNERS GROUP INC.
(formerly Thomas Weisel Partners Group LLC and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except per share amounts and unless otherwise indicated)
liability in connection with this matter. The Firm believes it has meritorious defenses to these actions and intends to vigorously defend such actions as they apply to the Firm.
   IRS Information Requests Relating to Tax Products — The Firm has received requests for information from the Internal Revenue Service, or IRS, regarding its referrals of clients to a third-party provider of tax products in 1999, 2000 and 2001. The Firm has cooperated with these requests and believes to have complied with all material regulatory requirements as a referring party. The IRS has recently extended offers of settlement to promoters and organizers of similar tax planning products. The Firm has also received one of these offers of settlement, which contains a methodology for potential resolution of this matter, but the Firm continues to believe that it was a referring party and not a promoter or organizer of these tax products. However, if the IRS subsequently charges that these products were “tax shelters” and that the Firm was required to make certain disclosures and registrations as a promoter or organizer of these tax products, the Firm could be liable for monetary penalties. The Firm believes it has substantial support for its position and intends to vigorously defend against any alleged penalties should they be assessed.

13.	Financial Instruments with Off-balance Sheet Risk, Credit Risk, or Market Risk
   Concentration of Credit Risk and Market Risk — The majority of TWP’s transactions, and consequently the concentration of its credit exposure, is with its clearing broker. The clearing broker is also the primary source of short-term financing (securities sold, not yet purchased) for the Firm, which is collateralized by cash and securities owned by TWP and held by the clearing broker. TWP’s securities owned may be pledged by the clearing broker. The amount receivable from the clearing broker represents amounts receivable in connection with the trading of proprietary positions and the clearance of customer securities transactions. As of December 31, 2005 and 2004, TWP’s cash on deposit with the clearing broker was not collateralizing any liabilities to the clearing broker.
   In addition to the clearing broker, TWP is exposed to credit risk from other brokers, dealers and other financial institutions with which it transacts business. In the event counterparties do not fulfill their obligations, TWP may be exposed to credit risk. TWP seeks to control credit risk by following an established credit approval process and monitoring credit limits with counterparties.
   TWP’s trading activities include providing securities brokerage services to institutional and retail clients. To facilitate these customer transactions, TWP purchases proprietary securities positions (“long positions”) in equity securities, convertible and other fixed income securities. TWP also enters into transactions to sell securities not yet purchased (“short positions”), which are recorded as liabilities on the statement of financial condition. TWP is exposed to market risk on these long and short securities positions as a result of decreases in market value of long positions and increases in market value of short positions. Short positions create a liability to purchase the security in the market at prevailing prices. Such transactions result in off-balance sheet market risk as TWP’s ultimate obligation to satisfy the sale of securities sold, not yet purchased may exceed the amount recorded in the statement of financial condition. To mitigate the risk of losses, these securities positions are marked to market daily and are monitored by management to assure compliance with limits established by TWP. The associated interest rate risk of these securities is not deemed material to TWP. Brokerage revenue is primarily attributable to commissions paid by customers from brokerage transactions in equity and

THOMAS WEISEL PARTNERS GROUP INC.
(formerly Thomas Weisel Partners Group LLC and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except per share amounts and unless otherwise indicated)
convertible debt securities, net trading gains and losses and advisory fees paid to us in the Firm’s private client services group.
   The Firm is also exposed to market risk through its investments in partnership investments and through certain loans to employees collateralized by such investments.
   Included in accrued compensation is an employment agreement whose value is indexed to publicly traded shares of an unrelated entity. This agreement is considered a derivative under applicable GAAP and, accordingly, is being marked to market through compensation and benefits expense in the statement of operations. The fair value of this derivative is $2.1 million and $1.9 million at December 31, 2005 and 2004, respectively. The Firm has also reduced its exposure to fluctuations in the underlying security by purchasing an identical number of shares of the underlying security. In accordance with the Firm’s stated accounting policy, these shares are carried at market value with fluctuations in value reflected in brokerage revenues in the statement of operations.

14.	Regulated Subsidiaries
   TWP is a registered U.S. broker-dealer that is subject to the Uniform Net Capital Rule (SEC Rule 15c3-1 or the Net Capital Rule) administered by the SEC and NYSE, which requires the maintenance of minimum net capital. TWP has elected to use the alternative method to compute net capital as permitted by the Net Capital Rule, which requires that TWP maintain minimum net capital, as defined, of $1.0 million. These rules also require TWP to notify and sometimes obtain approval from the SEC and NYSE for significant withdrawals of capital or loans to affiliates.

	December 31,

	2005	2004

Net Capital	$35,581	$43,423
Excess	$34,581	$42,423
   TWPIL, a registered U.K. broker-dealer, is subject to the capital requirements of the Securities and Futures Authority Limited. As of December 31, 2005 and 2004, TWPIL was in compliance with its local capital adequacy requirements.

15.	Subordinated Borrowings
   During 2005, TWP terminated its subordinated borrowing facility which had been arranged by its current clearing broker and established a new subordinated borrowing facility with an available borrowing amount of $40 million from National Financial Services LLC, the clearing broker that the TWP will be transferring to in 2006. The facility is in the form of a revolving note and cash subordination agreement. The terms of the revolving note are defined in an agreement approved by the NYSE and such borrowings, if and when drawn, are available in computing net capital under the Net Capital Rule. To the extent that this note would be required for the Firm’s continued compliance with minimum net capital requirements (see Note 14), it may not be repaid. No amounts were drawn on either facility during the year ended December 31, 2005.

THOMAS WEISEL PARTNERS GROUP INC.
(formerly Thomas Weisel Partners Group LLC and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except per share amounts and unless otherwise indicated)

16.	Subsequent Events
Initial Public Offering and Reorganization Transactions
   Thomas Weisel Partners Group LLC completed its initial public offering on February 7, 2006, pursuant to its final prospectus dated February 1, 2006. The Firm’s net proceeds were approximately $64 million from the offering. In connection with the closing of the initial public offering of Thomas Weisel Partners Group, Inc., a number of reorganization transactions were carried out in order to cause Thomas Weisel Partners Group, Inc., a Delaware corporation, to succeed to the business of Thomas Weisel Partners Group LLC.
   In connection with the Firm’s reorganization, the members of Thomas Weisel Partners Group LLC collectively received shares of common stock of Thomas Weisel Partners Group, Inc. and, in some cases received additional consideration in the form of notes and warrants, in exchange for their membership interests in Thomas Weisel Partners Group LLC. Pursuant to the initial public offering, all of the shares of the Firm’s redeemable convertible preference stock were converted into common stock and notes. The notes that the shareholders received resulted in approximately $33 million of additional debt for the Firm, recorded at the estimated fair value of the debt of approximately $30 million.

17.	Pro Forma, As Adjusted (Unaudited)
   The Firm completed its initial public offering on February 7, 2006 and was converted to a corporation from a limited liability company at this date. In connection with completion of this offering, the Firm completed a number of reorganization transactions (see Note 16) to have Thomas Weisel Partners Group, Inc. succeed to the business of the Thomas Weisel Partners Group LLC. The pro forma, as adjusted amounts, presented on the face of the Firm’s Consolidated Statement of Financial Condition are based upon the Firm’s historical consolidated financial statements to reflect the reorganization transactions as though they had occurred on December 31, 2005. The pro forma, as adjusted amounts presented on the face of the Firm’s Consolidated Statement of Operations are based upon the Firm’s historical consolidated financial statements as adjusted to reflect the reorganization transactions as though they had taken place on January 1, 2005.
   The pro forma information included in the consolidated statement of financial condition and consolidated statement of operations reflects the issuance of common stock related to the exchange of all of Class A members’ interests and all of our redeemable convertible preference stock, (ii) the issuance of $10 million principal amount of an unsecured, senior floating-rate note payable to former Class D shareholder to be recorded at the estimated fair value of the debt of $9.1 million, (iii) the issuance of $10 million principal amount of an unsecured, senior non-interest bearing note payable to former Class D shareholder to be recorded at the estimated fair value of the debt of $8.7 million, (iv) the issuance of $13 million principal amount of an unsecured, senior floating-rate note payable to former Class D-1 Shareholder, to be recorded at the estimated fair value of the debt of $11.9 million, and (v) the issuance of a warrant with a fair market value of $4.6 million to the former Class D-1 shareholder. On a pro forma basis, net revenues were decreased by the estimated interest expense for the notes payable of $1.8 million. The pro forma information does reflect the issuance of 1,869,171 restricted stock units in connection with our initial public offering.

THOMAS WEISEL PARTNERS GROUP INC.
(formerly Thomas Weisel Partners Group LLC and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except per share amounts and unless otherwise indicated)
   The Firm accounted for the warrant to be issued at fair value of $4.6 million and allocated this amount to additional paid-in capital. The fair value of the warrant was determined by applying the Black-Scholes option pricing model using an exercise price based on the initial public offering price of $15 per share.
   The current redemption value of the Class D and Class D-1 redeemable convertible shares is equal to aggregate capital contributions. Upon our reorganization, all of the Class C, Class D and Class D-1 redeemable preference shares were converted into shares of our common stock and debt and the accumulated accretion of $17.5 million was excluded from additional paid-in capital and credited to accumulated deficit. The information reflects notice of exercise of a put option by one of the holders of our Class C redeemable preference shares in August 2005. The amount due under the put option was paid in February 2006. Pursuant to the Section 11.2(c) of the Thomas Weisel Partners Group LLC Agreement, the payment was $2.4 million.
   In accordance with Statement of Financial Accounting Standards No. 109, and in connection with the reorganization transactions the Firm has recorded a deferred tax asset of approximately $20 million as of December 31, 2005, which has been partially offset by a valuation allowance of approximately $8 million. The valuation allowance has been recorded because certain of the deferred tax assets, which result from unrealized capital losses, more likely than not will not be realized due to the uncertainty of our ability to generate future capital gains to offset such capital losses. The remainder of the deferred tax asset results from temporary differences that will more likely than not be realized in future years.
   As a limited liability company, the Firm was generally not subject to income taxes except in certain foreign and local jurisdictions. The pro forma tax for the year ended December 31, 2005 includes adjustments for additional tax benefit of $3.5 million. This adjustment includes assumed federal, foreign, state and local income taxes as if the Firm was a corporation for the year ended December 31, 2005 from January 1, 2005 at an assumed combined federal, foreign, state and local income tax rate of 42% of our pre-tax loss adjusted for non-deductible items.
   Additionally, the pro forma adjustment to recognize a net deferred tax asset was not reflected in the pro forma statement of operations information. Upon conversion to a C-Corporation, the initial recognition of the net deferred tax asset will be recorded in the statement of operations.
   Upon completion of the offering, a broad group of the Firm’s employees and advisors and each of the Firm’s independent directors received a grant of restricted stock units with respect to which an aggregate of 1,869,171 shares of common stock will be deliverable. With respect to these grants, beginning in the first quarter of 2006, in accordance with SFAS No. 123-R, Share-Based Payment, the Firm will record non-cash compensation expense ratably over the requisite service period of three years, based upon the initial public offering price of $15 per share. It is management’s preliminary estimate that the total expense will approximate $28 million, however, management is in the process of estimating the forfeiture rate relating to these grants, which estimated rate, when determined, may reduce this preliminary estimate. These charges are not reflected in the pro forma condensed consolidated statement of operations information.
   On a pro forma basis, the basic shares outstanding that relate to the conversion to a corporation is based on 17,347,270 shares, the number of shares held by our current and former partners.

Supplemental Financial Information
Quarterly Results (unaudited)
   The following represents the Firm’s unaudited quarterly results for the years ended December 31, 2005 and December 31, 2004. These quarterly results were prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments that are in the opinion of management, necessary for a fair statement of the results.

	Three Months Ended

	March 31,	June 30,	Sept. 30,	Dec. 31,
	2005	2005	2005	2005

	(In thousands)
Net revenues	$59,963	$58,997	$58,272	$73,654

Expenses excluding interest:
Compensation and benefits	40,829	38,184	38,076	37,074
Other expenses	24,871	25,755	21,869	29,099

Total expenses	65,700	63,939	59,945	66,173
Income (loss) before tax	(5,737)	(4,942)	(1,673)	7,481
Provision for taxes	(464)	(818)	(523)	(382)

Net income (loss)	(6,201)	(5,760)	(2,196)	7,099
Less: Preferred dividends and accretion	$(4,032)	$(4,068)	$(3,443)	$(4,111)

Income (loss) attributable to class A, B and C shareholders	$(10,233)	$(9,828)	$(5,639)	$2,988

	March 31,	June 30,	Sept. 30,	Dec. 31,
	2004	2004	2004	2004

Net revenues	$82,886	$76,137	$51,332	$73,055

Expenses excluding interest:
Compensation and benefits	39,342	35,652	36,536	34,548
Other expenses	32,072	29,331	26,366	24,837

Total expenses	71,414	64,983	62,902	59,385
Income (loss) before tax	11,472	11,154	(11,570)	13,670
Provision for taxes	(340)	(1,023)	(487)	(194)

Net income (loss)	11,132	10,131	(12,057)	13,476
Less: Preferred dividends and accretion	(3,877)	(3,923)	(3,958)	(4,003)

Income (loss) attributable to class A, B and C shareholders	$7,255	$6,208	$(16,015)	$9,473

SIGNATURES
   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THOMAS WEISEL PARTNERS GROUP, INC.

By:	/s/ Thomas W. Weisel

Name: Thomas W. Weisel
Title: Chairman and Chief
Executive Officer
Date: March 28, 2006
   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas W. Weisel, David A. Baylor and Mark P. Fisher, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report of Form 10-K and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agents full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.
   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas W. Weisel Thomas W. Weisel	Director, Chairman and Chief Executive Officer (principal executive officer)	March 28, 2006

/s/ Robert K. West Robert K. West	Chief Financial Officer (principal financial and accounting officer)	March 28, 2006

/s/ B. Kipling Hagopian B. Kipling Hagopian	Director	March 28, 2006

/s/ Timothy A. Koogle Timothy A. Koogle	Director	March 28, 2006

/s/ Michael G. McCaffery Michael G. McCaffery	Director	March 28, 2006

S-1

EXHIBIT INDEX

Exhibit
Number		Description

2.1		Plan of Reorganization and Merger Agreement, dated as of October 14, 2005, by and among Thomas Weisel Partners Group LLC, Thomas Weisel Partners Group, Inc. and TWPG Merger Sub LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s registration statement on Form S-1/A (No. 333-129108) filed on December 13, 2005)
2	.2*	Agreement and Plan of Merger between Thomas Weisel Partners Group, Inc. and Thomas Weisel Partners Group LLC
3.1		Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S-1 (No. 333-129108) filed on October 19, 2005)
3.2		By-Laws (incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form S-1 (No. 333-129108) filed on October 19, 2005)
4	.1*	Form of Common Stock Certificate
4	.2*	Registration Rights Agreement
4	.3*	Warrant
10	.1*	Partners’ Equity Agreement
10	.2+	Form of Employment Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s registration statement on Form S-1/A (No. 333-129108) filed on January 17, 2006)
10.3		Form of Pledge Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s registration statement on Form S-1/A (No. 333-129108) filed on January 17, 2006)
10	.4+	Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s registration statement on Form S-1/A (No. 333-129108) filed on February 1, 2006)
10	.5+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s registration statement on Form S-1/A (No. 333-129108) filed on January 17, 2006)
10.6		Form of Tax Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s registration statement on Form S-1/A (No. 333-129108) filed on January 17, 2006)
10.7		Lease, dated as of December 7, 1998, between Post-Montgomery Associates and Thomas Weisel Partners Group LLC, as amended by the First Amendment dated as of June 11, 1999, the Second Amendment dated as of June 11, 1999, the Third Amendment dated as of June 30, 1999, the Fourth Amendment dated as of September 27, 1999, the Fifth Amendment dated as of November 19, 1999, the Sixth Amendment dated as of June 9, 2000, the Seventh Amendment dated as of July 31, 2000, the Eighth Amendment dated as of October 1, 2000, the Ninth Amendment dated as of December 18, 2000, the Tenth Amendment dated as of July 31, 2003 and the Eleventh Amendment dated as of February 5, 2004 (incorporated by reference to Exhibit 10.7 to the Registrant’s registration statement on Form S-1/A (No. 333-129108) filed on December 13, 2005)
10.8		Lease, dated as of January 10, 2000, between Teachers Insurance and Annuity Association of America and Thomas Weisel Partners Group LLC, as amended by the First Amendment dated as of February 1, 2000, the Second Amendment dated as of June 21, 2000 and the Third Amendment dated as of October 29, 2003 (incorporated by reference to Exhibit 10.8 to the Registrant’s registration statement on Form S-1/A (No. 333-129108) filed on December 13, 2005)

E-1

Exhibit
Number		Description

10.9		Lease, dated as of June 21, 2000, between Teachers Insurance and Annuity Association of America and Thomas Weisel Partners Group LLC, as amended by the First Amendment dated as of April 20, 2001 and the Second Amendment dated as of October 8, 2003 (incorporated by reference to Exhibit 10.9 to the Registrant’s registration statement on Form S-1/A (No. 333-129108) filed on December 13, 2005)
10.10		Lease, dated as of May 5, 1999, between 390 Park Avenue Associates, LLC and Thomas Weisel Partners Group LLC, as amended by the Letter Agreement dated as of June 3, 1999, the Lease Amendment dated as of October 1, 1999 and the Third Lease Amendment dated as of May 3, 2000 (incorporated by reference to Exhibit 10.10 to the Registrant’s registration statement on Form S-1/A (No. 333-129108) filed on December 13, 2005)
10.11		Lease, dated as of June 30, 1999, between Fort Hill Square Phase 2 Associates and Thomas Weisel Partners Group LLC, as amended by the First Amendment dated as of October 25, 1999, the Second Amendment dated as of June 12, 2000 and the Third Amendment dated as of January 8, 2002 (incorporated by reference to Exhibit 10.11 to the Registrant’s registration statement on Form S-1 (No. 333-129108) filed on October 19, 2005)
10.12		Sublease, dated as of July 30, 2004, between Dewey Ballantine LLP and Thomas Weisel Partners Group LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s registration statement on Form S-1 (No. 333-129108) filed on October 19, 2005)
10.13		Subscription Agreement, dated as of January 18, 2000, between Thomas Weisel Partners Group LLC and California Public Employees’ Retirement System, as amended (incorporated by reference to Exhibit 10.13 to the Registrant’s registration statement on Form S-1/A (No. 333-129108) filed on December 13, 2005)
10.14		Letter Agreement, dated as of January 27, 2006, between Thomas Weisel Partners Group LLC and California Public Employees’ Retirement System (incorporated by reference to Exhibit 10.14 to the Registrant’s registration statement on Form S-1/A (No. 333-129108) filed on February 1, 2006)
10.15		Alliance Agreement, dated as of November 14, 2001, among Nomura Securities Co., Ltd., Nomura Corporate Advisors Co., Ltd., Nomura Holding America Inc. and Thomas Weisel Partners Group LLC (incorporated by reference to Exhibit 10.15 to the Registrant’s registration statement on Form S-1/A (No. 333-129108) filed on December 13, 2005)
10	.16+	Thomas Weisel Partners Group, Inc. Bonus Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s registration statement on Form S-1/A (No. 333-129108) filed on February 1, 2006)
10	.17+	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.17 to the Registrant’s registration statement on Form S-1/A (No. 333-129108) filed on February 1, 2006)
10	.18+	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.18 to the Registrant’s registration statement on Form S-1/A (No. 333-129108) filed on February 1, 2006)
10	.19*+	CEO Employment Agreement
10.20		Loan and Security Agreement among Silicon Valley Bank, Thomas Weisel Capital Management LLC, Thomas Weisel Venture Partners LLC, Thomas Weisel Healthcare Venture Partners LLC and Tailwind Capital Partners LLC, dated as of June 30, 2004 (incorporated by reference to Exhibit 10.20 to the Registrant’s registration statement on Form S-1/A (No. 333-129108) filed on January 17, 2006)
10.21		Unconditional Secured Guaranty by Thomas Weisel Partners Group LLC to Silicon Valley Bank, dated June 15, 2004 (incorporated by reference to Exhibit 10.21 to the Registrant’s registration statement on Form S-1/A (No. 333-129108) filed on January 17, 2006)

E-2

Exhibit
Number		Description

10.22		Master Security Agreement between General Electric Capital Corporation and Thomas Weisel Partners Group LLC, dated as of December 31, 2003, as amended by the Amendment dated as of November 30, 2005, the Financial Covenants Addendum No. 1 to Master Security Agreement, dated as of December 31, 2003, and the Financial Covenants Addendum No. 2 to Master Security Agreement, dated as of November 30, 2005 (incorporated by reference to Exhibit 10.22 to the Registrant’s registration statement on Form S-1/A (No. 333-129108) filed on January 17, 2006)
10.23		Revolving Note and Cash Subordination Agreement between National Financial Services LLC and Thomas Weisel Partners LLC, dated as of November 28, 2005 (incorporated by reference to Exhibit 10.23 to the Registrant’s registration statement on Form S-1/A (No. 333-129108) filed on January 17, 2006)
10.24		Note and Revolving Loan Agreement between First Republic Bank and Thomas Weisel Partners Group LLC, dated as of January 5, 2004, as amended by the First Modification Agreement, dated as of July 20, 2005 (incorporated by reference to Exhibit 10.24 to the Registrant’s registration statement on Form S-1/A (No. 333-129108) filed on January 17, 2006)
10.25		Leave and License Agreement, dated as of December 2, 2005, between Tivoli Investments & Trading Company Private Limited and Thomas Weisel International Private Limited (incorporated by reference to Exhibit 10.25 to the Registrant’s registration statement on Form S-1/A (No. 333-129108) filed on January 17, 2006)
10.26		Leave and License Agreement, dated as of December 2, 2005, between Fitech Equipments (India) Private Limited and Thomas Weisel International Private Limited (incorporated by reference to Exhibit 10.26 to the Registrant’s registration statement on Form S-1/A (No. 333-129108) filed on January 17, 2006)
10.27		Letter Agreement, dated as of June 23, 2005, between Thomas Weisel Partners Group LLC and California Public Employees’ Retirement System (incorporated by reference to Exhibit 10.27 to the Registrant’s registration statement on Form S-1/A (No. 333-129108) filed on February 1, 2006)
21.1		List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s registration statement on Form S-1 (No. 333-129108) filed on October 19, 2005)
23	.1*	Consent of Deloitte & Touche LLP
24.1		Power of Attorney (included on signature page of this filing)
31	.1*	Rule 13a-14(a) Certification of Chief Executive Officer
31	.2*	Rule 13a-14(a) Certification of Chief Financial Officer
32	.1*	Section 1350 Certification of Chief Executive Officer
32	.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith.

+	Indicates a management contract or a compensatory plan or arrangement.

E-3