Form 10-Q
period 2006-03-31
Thomas Weisel Partners Group, Inc.
filed 2006-05-08
CIK 1340354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period            to

Commission File Number: 000-51730
Thomas Weisel Partners Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-3550472
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Montgomery Street, San Francisco, California	94104
(Address of principal executive offices)	(Zip Code)
(415) 364-2500
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐            Accelerated filer ☐           Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
     As of May 5, 2006 there were 22,261,710 shares of the registrant’s common stock outstanding.

-i-

Where You Can Find More Information
     We are required to file current, annual and quarterly reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission, or SEC. You may read and copy any document we file with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549, U.S.A. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public from the SEC’s internet site at http://www.sec.gov.
     We maintain a public internet site at http://www.tweisel.com and make available free of charge through our internet site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website are charters for our Board of Directors’ Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee as well as our Corporate Governance Guidelines, our Code of Conduct and Ethics governing our directors, officers and employees and other related materials. The information on our website is not part of this Quarterly Report.

     When we use the terms “Thomas Weisel Partners”, “we”, “us”, “our”, and the “firm” we mean Thomas Weisel Partners Group, Inc., a Delaware corporation, and its consolidated subsidiaries, taken as a whole, as well as any predecessor entities, unless the context otherwise indicates.

-ii-

Special Note Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q in Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “intend” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include expectations as to our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined under Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. See “Where You Can Find More Information” on the preceding page.
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
     Forward-looking statements include, but are not limited to, the following:
•	the statement about our intention to maintain aggregate compensation and benefits expense, excluding expenses relating to equity awards made in connection with our initial public offering, within the range of 55% to 58% of annual net revenues (excluding investment gains and losses attributable to investments in partnerships and other securities) in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Expenses” in this Quarterly Report on Form 10-Q;

•	the statement in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” in this Quarterly Report on Form 10-Q about our belief in the long-term market opportunity for our services; and

•	the discussion of our ability to meet liquidity and regulatory capital requirements with our current level of equity capital, net proceeds to us from our initial public offering and funds anticipated to be provided by operating activities in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in this Quarterly Report on Form 10-Q.

-iii-

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
(formerly Thomas Weisel Partners Group LLC and Subsidiaries )
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
(In thousands except share and per share data)
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Cash and equivalents	$116,809	$90,193
Restricted cash and cash required to be segregated under Federal or other regulations	8,675	10,517
Securities owned — at market value	112,191	98,527
Receivable from clearing broker	—	9,555
Corporate finance and syndicate receivables (net of allowance for doubtful accounts of $74 at March 31, 2006 and $0 at December 31, 2005)	17,214	10,479
Investments in partnerships and other securities	38,868	38,920
Other investments	36,602	4,632
Property and equipment, net	28,505	29,600
Receivables from related parties (net of allowance for doubtful loans of $3,316 at March 31, 2006 and $3,316 at December 31, 2005)	3,484	4,911
Deferred tax assets, net of valuation allowance	12,899	—
Other assets	14,139	15,489

Total assets	$389,386	$312,823

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERENCE STOCK, SHAREHOLDERS’ AND MEMBERS’ EQUITY (DEFICIT)
Liabilities:
Securities sold, but not yet purchased — at market value	$89,651	$84,986
Payable to clearing broker	2,207	—
Payables to customers	2,098	3,343
Accrued compensation	26,352	42,889
Accrued expenses and other liabilities	58,906	48,671
Capital lease obligations	385	445
Notes payable	38,369	19,094

Total liabilities	217,968	199,428

Redeemable Convertible Preference Stock:
Class C redeemable preference shares	—	48,792
Class D redeemable convertible shares	—	100,000
Class D-1 redeemable convertible shares	—	75,000

Total redeemable convertible preference stock	—	223,792

Shareholders’ and Members’ Equity (Deficit):
Class A shares	—	26,442
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 22,261,710 and 0 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	223	—
Additional paid-in capital	270,321	—
Retained earnings (accumulated deficit)	(98,820)	(136,530)
Accumulated other comprehensive income (loss)	(306)	(309)

Total shareholders’ and members’ equity (deficit)	171,418	(110,397)

Total liabilities, redeemable convertible preference stock, shareholders’ and members’ equity (deficit)	$389,386	$312,823

See accompanying notes to unaudited condensed consolidated financial statements.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
(formerly Thomas Weisel Partners Group LLC and Subsidiaries)
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Brokerage	$34,387	$35,873
Investment banking	36,494	16,285
Asset management	6,953	7,920
Interest income	2,212	1,071

Total revenues	80,046	61,149
Interest expense	(2,069)	(1,186)

Net revenues	77,977	59,963

Expenses excluding interest:
Compensation and benefits	41,937	40,829
Floor brokerage and trade execution	6,696	7,186
Communications and data processing	4,349	4,637
Depreciation and amortization	2,354	2,336
Marketing and promotion	2,933	3,477
Occupancy and equipment	4,660	3,345
Other expense	4,570	3,890

Total expenses	67,499	65,700

Income (loss) before taxes	10,478	(5,737)
Provision for taxes (tax benefit)	(10,831)	464

Net income (loss)	21,309	(6,201)

Preferred dividends and accretion:
Class D redeemable convertible shares	(710)	(1,750)
Class D-1 redeemable convertible shares	(380)	(938)
Accretion of Class C redeemable preference stock	(518)	(1,344)

Net income (loss) attributable to common shareholders and to class A, B and C shareholders	$19,701	$(10,233)

Earnings per share:
Basic earnings per share	$0.97	—
Diluted earnings per share	$0.96	—

Weighted average shares used in computation of per share data:
Basic weighted average shares outstanding	20,238,423	—
Diluted weighted average shares outstanding	20,536,828	—

Pro forma, as adjusted:*
Pro forma net revenues	$77,838
Pro forma income (loss) before taxes	10,339
Pro forma provision for taxes (tax benefit)	(9,364)
Pro forma net income (loss)	19,703
Pro forma preferred dividends and accretion	—
Pro forma net income (loss) attributable to common shareholders	19,703

Pro forma earnings per share:
Pro forma basic earnings per share	$0.97
Pro forma diluted earnings per share	$0.96

Pro forma weighted average shares used in the computation of per share data:
Pro forma basic weighted average shares outstanding	20,238,423
Pro forma diluted weighted average shares outstanding	20,536,828

*	See Note 17 to the unaudited condensed consolidated financial statements.
See accompanying notes to unaudited condensed consolidated financial statements.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
(formerly Thomas Weisel Partners Group LLC and Subsidiaries)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ AND MEMBERS’ EQUITY
(In thousands)
(Unaudited)

					Retained	Accumulated	Total	Total
			Paid-In	Additional	Earnings	Other	Shareholders” and	Comprehensive
	Common Stock		Capital	Paid-in	(Accumulated	Comprehensive	Members” Equity	Income
	Shares	Amount	Class A	Capital	Deficit)	Income (Loss)	(Deficit)	(Loss)

Balance, December 31, 2005	—	$—	$26,442	$—	$(136,530)	$(309)	$(110,397)	$—
Net income for the period January 1, through February 7, 2006	—	—	—	—	3,551	—	3,551	3,551
Distributions:
Class D redeemable convertible shares	—	—	—	—	(710)	—	(710)	—
Class D-1 redeemable convertible shares	—	—	—	—	(380)	—	(380)	—
Accretion of Class C redeemable preference shares	—	—	—	—	(518)	—	(518)	—
Contributions — Class A shares	—	—	283	—	—	—	283	—
Currency translation adjustment	—	—	—	—	—	3	3	3
Reorganization from an LLC to a C Corporation:
Issuance of common shares for Class A and A-1 shares	13,274	133	(26,725)	26,592	—	—	—	—
Issuance of common shares for Class C redeemable preference shares	1,304	13	—	31,287	18,009	—	49,309	—
Issuance of common shares for Class D and D-1 redeemable convertible shares	2,769	28	—	145,244	—	—	145,272	—
Issuance of common stock in initial public offering, net of underwriting discounts	4,915	49	—	71,469	—	—	71,518	—
Direct costs of initial public offering	—	—	—	(5,324)	—	—	(5,324)	—
Share-based compensation expense	—	—	—	1,053	—	—	1,053	—
Net income from February 8, 2006 to March 31, 2006	—	—	—	—	17,758	—	17,758	17,758

Balance, March 31, 2006	22,262	$223	$—	$270,321	$(98,820)	$(306)	$171,418	$21,312

See accompanying notes to unaudited condensed consolidated financial statements.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
(formerly Thomas Weisel Partners Group LLC and Subsidiaries)
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$21,309	$(6,201)
Non-cash items included in net income (loss):
Depreciation and amortization of fixed assets	2,354	2,336
Share-based compensation expense	1,053	—
Deferred tax provision (benefit)	(12,899)	—
Provision for doubtful accounts	74	81
Provision for lease loss	1,474	(379)
Deferred rent expense	(92)	171
Unrealized and realized (gains) losses on partnership and other investments	(3,744)	261
Other	182	(5)
Net effect of changes in operating assets and liabilities:
Cash segregated under federal or other regulations	1,842	547
Securities owned and securities sold, but not yet purchased—net	(8,999)	33,368
Corporate finance and syndicate receivables	(4,030)	236
Distributions from investment partnerships	3,394	770
Other assets	994	(202)
Receivable from/payable to clearing broker—net	11,762	5,365
Accrued expenses and other liabilities	14,501	5,866
Payable to customers	(1,245)	893
Accrued compensation	(16,537)	(11,822)

Net cash provided by operating activities	11,393	31,285

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of furniture, equipment, and leasehold improvements	(872)	(514)
Acquisition of intangible asset	—	(243)
Restricted cash deposits	—	(2,000)
Partnership investments purchased	(498)	(1,294)
Other investments purchased	(31,719)	—
Proceeds from sale of investments	677	—

Net cash used in investing activities	(32,412)	(4,051)

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of capital lease obligation	(60)	(240)
Repayments of notes payable	(10,631)	(999)
Proceeds from issuance of common stock, net of expenses	66,089	—
Contributions from members	283	727
Distributions to members	(6,465)	(5,375)
Withdrawals of capital	(1,581)	(202)

Net cash provided by (used in) financing activities	47,635	(6,089)

INCREASE IN CASH AND CASH EQUIVALENTS	26,616	21,145
CASH AND CASH EQUIVALENTS—Beginning of period	90,193	57,993

CASH AND CASH EQUIVALENTS—End of period	$116,809	$79,138

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$1,903	$1,469

Non-cash financing activities:
Issuance of common shares and warrant for Class C, D and D-1 redeemable convertible preference shares	$194,581	$—

Issuance of senior notes for Class D and D-1 redeemable convertible preference shares	$29,728	$—

See accompanying notes to unaudited condensed consolidated financial statements.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
(formerly Thomas Weisel Partners Group LLC and Subsidiaries)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
Organization
          Thomas Weisel Partners Group, Inc., a Delaware corporation, together with its subsidiaries (collectively, the “Firm”), is an independent investment banking firm headquartered in San Francisco, with additional offices in Silicon Valley, Boston, New York City and Mumbai, India.
          The Firm operates and is managed as a single operating segment providing investment services that include securities brokerage, investment banking, equity research and asset management. The Firm operates on an integrated basis to best meet the needs of its clients.
          The Firm primarily conducts its securities brokerage, investment banking and equity research business through the following subsidiaries:
•	Thomas Weisel Partners LLC (“TWP”), through which the Firm primarily conducts its brokerage and investment banking business. TWP is a registered broker-dealer under the Securities Exchange Act of 1934, is a member of the New York Stock Exchange, Inc. (“NYSE”), American Stock Exchange and the National Association of Securities Dealers, Inc. (“NASD”) and is also a registered introducing broker under the Commodity Exchange Act and member of the National Futures Association. TWP introduces on a fully disclosed basis its proprietary and customer securities transactions to another broker-dealer for clearance and settlement; and

•	Thomas Weisel International Private Limited (“TWIPL”), a company formed under the laws of India and approved by the NYSE as a branch of TWP in October 2005.
The Firm primarily conducts its asset management business through the following subsidiaries (the “Asset Management Subsidiaries”):
•	Thomas Weisel Capital Management LLC (“TWCM”), a registered investment adviser under the Investment Advisers Act of 1940, which manages a series of investment funds in merchant banking, venture capital and fund of funds;

•	Thomas Weisel Venture Partners LLC (“TWVP”), the managing general partner of an early stage venture capital fund that invests in emerging information technology companies;

•	Thomas Weisel Healthcare Venture Partners LLC (“TWHVP”), the managing general partner of a venture capital fund that invests in the emerging life sciences and medical technology sectors, including medical devices, specialty pharmaceuticals, emerging biopharmaceuticals, drug delivery technologies and biotechnology; and

•	Thomas Weisel Global Growth Partners LLC (“TWGGP”), a registered investment adviser under the Investment Advisers Act of 1940, which provides fund management and private investor access to premier emerging growth funds in private equity. TWGGP also manages investment funds that are active buyers of secondary interests in private equity funds, as well as portfolios of direct interests in venture-backed companies.

Initial Public Offering and Reorganization Transactions
          Thomas Weisel Partners Group, Inc. completed its initial public offering on February 7, 2006. The Firm’s net proceeds from the initial public offering were $66.2 million.
          In connection with the closing of the initial public offering, a number of reorganization transactions were carried out in order to cause Thomas Weisel Partners Group, Inc. to succeed to the business of Thomas Weisel Partners Group LLC. In the reorganization transactions, the members of Thomas Weisel Partners Group LLC received shares of common stock of Thomas Weisel Partners Group, Inc. and, in the case of holders of Class D and D-1 shares, received additional consideration in the form of notes and warrants of Thomas Weisel Partners Group, Inc., in exchange for all of their membership interests and shares of redeemable convertible preference stock of Thomas Weisel Partners Group LLC. The notes that certain members received resulted in $33.0 million of additional debt for the Firm, recorded at the estimated fair value of the debt of $29.7 million.
Basis of Presentation
          These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Regulation S-X, Article 10 under the Securities Exchange Act of 1934. Because the Firm provides investment services to its clients, it follows certain accounting guidance used by the brokerage and investment industry.
          The condensed consolidated financial statements and these notes are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The results of operations for the three months ended March 31, 2006 may not be indicative of future results.
          These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Thomas Weisel Partners Group, Inc. included in the Firm’s Annual Report on Form 10-K for the year ended December 31, 2005.
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
          Statement of Financial Accounting Standards No. 123(R)—“Share-Based Payment”(SFAS No. 123(R)). In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment. This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, and its related implementation guidance. The statement establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods and services. The primary focus of this statement is accounting for transactions in which an entity obtains employee services in share-based payment transactions; requiring public companies to expense employee share-based payments at their fair value through earnings as such awards vest. This statement was originally effective for public companies as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. In April 2005, the Securities and Exchange Commission (“SEC”) announced that the effective date was delayed to no later than fiscal years beginning after June 15, 2005. The Firm has adopted, beginning January 1, 2006, and reports share-based compensation in accordance with the provisions of SFAS No. 123(R). Prior to February 7, 2006, the Firm operated as a limited liability company and had not historically issued share-based compensation awards. Accordingly, the impact of adopting SFAS No. 123(R) was not material. Because the Firm did not have share-based payment awards outstanding prior to the adoption of SFAS No. 123(R), the Firm was not required to apply any of the transition requirements of this standard. The implementation of this standard is discussed in Note 10 — Share-Based Compensation.

           Staff Accounting Bulletin No. 107—“Share-Based Payment” (SAB No. 107). In March 2005, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment , which expresses the SEC staff’s views on SFAS No. 123(R). In particular, SAB No. 107 describes the SEC staff’s views on share-based payment transactions with non-employees; topics relating to valuation methods, such as guidance regarding estimates of expected volatility and term; the classification of share-based compensation expense; non-GAAP financial measures in the financial statements relating to share-based payments; capitalization of compensation cost related to share-based payment arrangements; accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R); and disclosure in Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to share-based payments subsequent to adoption of SFAS No. 123(R). The Firm has adopted SAB No. 107 in conjunction with its adoption of SFAS No. 123(R).
          Statement of Financial Accounting Standards No. 154 —“Accounting Changes and Error Corrections”(SFAS No. 154). In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This statement supersedes APB Opinion No. 20, Accounting Changes , and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. The statement applies to all voluntary changes in accounting principle; changing the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. The statement requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The Firm has adopted this statement effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Firm’s condensed consolidated financial statements.
NOTE 3 — SHAREHOLDERS’ AND MEMBERS’ EQUITY (DEFICIT)
          Prior to the Firm’s initial public offering, the Firm operated as a limited liability company. The Limited Liability Company Agreement (the “LLC Agreement”) set forth the rights and obligations of members of the Firm, and the Firm’s Executive Committee was responsible for managing the affairs of the Firm. In connection with the Firm’s conversion to a corporation, a Board of Directors (the “Board”) was constituted with ultimate responsibility for management of the Firm.

Classes of Stock prior to the Initial Public Offering
          Under the LLC Agreement, the Firm had the following classes of shares: (i) Class A Shares, (ii) Class A-1 Shares, (iii) Class B shares, (iv) Class C shares, (v) Class D shares and (vi) Class D-1 shares. The Class A, A-1 and B shares were held by the current and former partners of the Firm and represented equity interests and certain rights with respect to distributions of operating profits. In addition, holders of Class A shares had rights to a guaranteed return, paid at the end of each quarter based on the prime rate for the prior quarter. The Class C, D and D-1 shares were issued to strategic investors, including California Public Employees’ Retirement System, Nomura America Investment, Inc., private equity investors and venture capital investors. The Class C, D and D-1 shares were redeemable convertible shares and included certain preferred dividend and liquidation rights. In particular, holders of Class C shares had the right to sell all or a portion of their Class C shares back to the Firm at any time at a price that would result in a 12% internal rate of return. Holders of Class D shares were entitled to a 7% annual preferred return that was distributed semiannually. Holders of Class D-1 shares were entitled to a 5% annual preferred return that was distributed semiannually.
Income (Loss) Attributable to Class A, B and C Shareholders
          The Firm’s net income (loss) for the three months ended March 31, 2005 and the period January 1, 2006 to February 7, 2006 is shown after deducting the guaranteed return to Class A shareholders included in compensation and benefits expense. The Firm deducts all preferred returns payable from net income, including preferred dividends payable to Class D and D-1 shareholders and accretion of Class C shares to arrive at net income (loss) attributable to Class A, B and C shareholders.
Initial Public Offering and Reorganization Transactions
          As described above, on February 7, 2006, Thomas Weisel Partners Group, Inc. consummated its initial public offering. In connection with the initial public offering, on February 7, 2006 a series of reorganization transactions were carried out to cause Thomas Weisel Partners Group, Inc. to succeed to the business of Thomas Weisel Partners Group LLC. In the reorganization transactions, the members of Thomas Weisel Partners Group LLC received shares of common stock of Thomas Weisel Partners Group, Inc. and, in some cases, received additional consideration in the form of notes and warrants of Thomas Weisel Partners Group, Inc., in exchange for all of their membership interests and shares of redeemable convertible preference stock of Thomas Weisel Partners Group LLC. The notes issued resulted in $33.0 million of additional debt for the Firm, recorded at the estimated fair value of the debt of $29.7 million. See Note 8 — Notes Payable for details on the notes issued and Note 9 — Earnings Per Share for details on the warrants issued. The net proceeds to the Firm after deducting unaffiliated underwriters’ discount and expenses of the offering were $66.2 million. As of March 31, 2006 there were 22,261,710 shares of common stock of Thomas Weisel Partners Group, Inc. outstanding.
NOTE 4 — SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED
          Securities owned and securities sold, but not yet purchased, consist of securities at quoted market prices, as follows (in thousands):

	March 31, 2006		December 31, 2005
		Sold, But		Sold, But
		Not Yet		Not Yet
	Owned	Purchased	Owned	Purchased
Equity securities	$14,033	$63,257	$15,232	$74,685
Convertible bonds	98,158	18,459	83,295	4,321
U.S. Treasury Securities	—	7,935	—	5,980

Total	$112,191	$89,651	$98,527	$84,986

          At March 31, 2006 and December 31, 2005, securities sold, but not yet purchased are collateralized by securities owned that are held at the clearing broker.

          Convertible bonds include certain securities that are not readily marketable. These are investment securities that cannot be publicly offered or sold unless registration has been affected under the Securities Act of 1933. The estimated fair value of the securities not readily marketable included in the convertible bonds is approximately $0.2 million and $0.0 million at March 31, 2006 and December 31, 2005, respectively.
NOTE 5 — INVESTMENTS IN PARTNERSHIPS AND OTHER SECURITIES
          Investments in partnerships and other securities consist of investments recorded at estimated fair value, as follows (in thousands):

	March 31, 2006	December 31, 2005
Private equity investments	$38,260	$38,292
Other investments in partnerships and securities	608	628

Total investments in partnerships and other securities	$38,868	$38,920

          Private equity investments primarily include general partner and limited partner investments in investment partnerships. These investments are carried at fair value in accordance with industry guidance. The Firm waived and continues to waive certain management fees with respect to certain of these partnerships. These waived fees constitute deemed contributions to the investment partnerships that serve to satisfy the Firm’s general partner capital commitments, as provided in the underlying investment partnerships’ partnership agreements. The Firm does not recognize revenue or increase its carrying value in the investment partnerships with respect to the waived fees until the investment partnerships realize gains and provide a special allocation of the gains to the Firm.
NOTE 6 — OTHER INVESTMENTS
     Other investments consist of investments recorded at market prices as follows (in thousands):

	March 31, 2006	December 31, 2005
Auction rate securities	$24,137	$—
Equity securities	4,739	4,632
Municipal debt securities	7,726	—

Total other investments	$36,602	$4,632

     Other investments does not include private equity investments (see Note 5- Investment in partnerships and other securities) and securities owned and securities sold, not yet purchased, for the purpose of conducting the Firm’s brokerage operations (see Note 4 — Securities owned and securities sold, but not yet purchased).
     On February 7, 2006, Thomas Weisel Partners Group, Inc. completed its initial public offering and received net proceeds, after deducting unaffiliated underwriters’ discount and expenses, of $66.2 million. Of these proceeds, $31.9 million has been invested in auction rate securities and municipal debt securities that have been included in other investments.
NOTE 7 — RELATED PARTY TRANSACTIONS
     Receivables from related parties consist of the following (in thousands):

	March 31, 2006	December 31, 2005
Co-Investment Fund loans to employees and former employees	$4,974	$6,480
Partner loans	1,718	1,709
Other employee receivables	108	38
Allowance for doubtful loans	(3,316)	(3,316)

Total receivables from related parties	$3,484	$4,911

Related Party Loans
          Co-Investment Funds — In 2000 and 2001 the Firm established an investment program for employees (including partners) wherein employees who qualified as accredited investors were able to contribute up to 4% of their compensation to private equity funds (the “Co-Investment Funds”). The Co-Investment Funds were established solely for employees of the Firm and invested side-by-side with the Firm’s affiliates, Thomas Weisel Capital Partners, L.P. (a private equity fund formerly managed by the Firm) and Thomas Weisel Venture Partners L.P. As part of this program, the Firm made loans to employees for capital contributions to the Co-Investment Funds in amounts up to 400% of employees’ contributions. The Firm holds as collateral the investment in the Co-Investment Funds and establishes a reserve that reduces the carrying value of the receivable to the fair value of the collateralized ownership interest of the employees and former employees in the Co-Investment Funds. The Firm discontinued the investment program for employees in 2002. For the three months ended March 31, 2006 the Co-Investment Funds distributed $1.5 million, which was credited towards repayment of loans to employees. There were no distributions for the three months ended March 31, 2005.
          Partner Loans — The Firm has from time to time made unsecured loans to partners. These loans were not part of a Firm program, but were made as a matter of course. The Firm has established a reserve for the face value of these loans.
Other Related Party Transactions
          The Firm provides personal office services to Mr. Weisel, its Chairman and Chief Executive Officer. Beginning January 1, 2006 the Firm reached an agreement with Mr. Weisel that he would reimburse the Firm for expenses the Firm incurs for these services. Amounts incurred by the Firm for these services for the three months ended March 31, 2006 were $62,114.
          In addition, Mr. Weisel and certain other employees of the Firm from time to time use an airplane owned by Ross Investments Inc., an entity wholly owned by Mr. Weisel, for business travel. The Firm and Ross Investments, Inc. have adopted a time-sharing agreement in accordance with Federal Aviation Regulation 91.501 to govern the Firm’s use of the Ross Investments, Inc. aircraft, pursuant to which the Firm generally reimburses Ross Investments Inc. for the travel expenses in an amount comparable to the expenses the Firm would have incurred for business travel on commercial airlines for similar trips. For the three months ended March 31, 2006 and 2005 the Firm paid $22,065, and $44,985, respectively, to Ross Investments Inc. on account of such expenses.
NOTE 8 — NOTES PAYABLE
Senior Notes
          Concurrent with its initial public offering, the Firm issued three separate redeemable unsecured senior notes in the aggregate principal amount of $33 million. Two notes, each $10.0 million in principal, were issued to California Public Employees’ Retirement System. The first $10.0 million note was called “Senior Note” and the second $10 million note was called “Contingent Payment Senior Note”. The third note, in the principal amount of $13.0 million, was issued to Nomura America Investment, Inc. and was also called “Senior Note” with similar terms and covenants to the Senior Note issued to California Public Employees’ Retirement System. Both note holders were investors in Thomas Weisel Partners Group LLC, the predecessor to Thomas Weisel Partners Group, Inc., and received the notes in partial consideration of exchange of their Class D and D-1 redeemable convertible shares. See Note 3 – Shareholders’ and Members’ Equity (Deficit) for details on the reorganization transactions.

          The two Senior Notes in the aggregate principal amount of $23.0 million bear interest at a floating rate equal to the mid-term applicable federal rate in effect from time to time and mature in five years. The Contingent Payment Senior Note bears no interest and provides for payments as and when certain distributions from Thomas Weisel Capital Partners, L.P. (a private equity fund formerly managed by the Firm), are made, with a maximum term of five years. As the interest rate terms for all three notes are at amounts more favorable than the current market incremental borrowing rate for the Firm, the notes were recorded at fair value and the discounts are being amortized over the terms of the loans. As the term of the Contingent Payment Senior Note is linked to distributions, as described above, estimates were made by the Firm and applied in determining the estimated term of the Contingent Payment Senior Note and the associated discount. The estimates include approximately $5.8 million of the Contingent Payment Senior Note being paid during the first twelve months of the 60 month term. The discount for the Contingent Payment Senior Note is being amortized over its full expected term of 5 years.
Covenants
          The Senior Notes, Contingent Payment Senior Note and Secured Note shown below include financial covenants including restrictions on additional indebtedness to not exceed $10.0 million and requirements that the notes be repaid should the Firm enter into a transaction to liquidate or dispose of all or substantially all of its property, business or assets. The Secured Note also contains various covenants and restrictions, the most restrictive of which require the Firm to maintain a minimum net worth. The Firm was in compliance with all covenants at March 31, 2006 and December 31, 2005.
          Notes payable consists of the following (in thousands):

	March 31, 2006		December 31, 2005 (principal amount
	Principal Amount	Carrying Amount	and carrying amount)
Senior Note (a)	$13,000	$11,909	$—
Senior Note (a)	10,000	9,160	—
Contingent Payment Senior Note (b)	8,197	7,033	—
Secured Note, floating at LIBOR + 2.85%(c)	10,266	10,266	11,200
Note at LIBOR + 2.00% (d)	—	—	2,894
Note at Prime + 0.50% (d)	—	—	5,000

Total notes payable	$41,463	$38,369	$19,094

(a)	The Firm has recorded the debt principal at a discount to reflect the below-market stated interest rate of these notes. The Firm amortizes the discount to interest expense so that the interest expense approximates the Firm’s incremental borrowing rate.

(b)	The Contingent Payment Senior Note has a variable due date based upon certain distributions received from a private equity fund. The Firm estimates that $5.8 million will be repaid within the first twelve months. The Firm has recorded the debt principal at a discount and amortizes the discount to interest expense so that the interest expense on this non-interest bearing note approximates the Firm’s incremental borrowing rate. For the three months ended March 31, 2006, the Firm received $1.8 million in distributions that were used to repay principal on this note.

(c)	Amounts are due in equal monthly installments through December 2008. The note is secured by all the fixed assets and leasehold improvements of the Firm.

(d)	Fully repaid during the first quarter of 2006.

          The Firm also pays a commitment fee of 1.0% on a $40.0 million subordinated borrowing facility (see Note 15 – Subordinated Borrowings), which was not drawn upon during 2006 or 2005.
          The following are the weighted-average interest rates for these borrowings:

		December 31,
	March 31, 2006	2005
Weighted-average interest rate	7.39%	6.28%

Scheduled principal payments for borrowings at March 31, 2006 are as follows (in thousands):
		March 31, 2006
April 1, 2006 through December 31, 2006		$6,800
2007		3,733
2008		3,733
2009		—
2010		1,697
Thereafter		25,500

Total		$41,463

NOTE 9 — EARNINGS PER SHARE
     The Firm calculates its basic and diluted earnings per share in accordance with SFAS No. 128, Earnings per Share. Basic shares outstanding for the three months ended March 31, 2006 are calculated assuming exchange of the Firm’s Class C, D and D-1 redeemable convertible preference shares and Class A shares for shares of common stock, notes payable and a warrant as if these transactions had been consummated on January 1, 2006. The sales of shares of common stock pursuant to the Firm’s initial public offering are considered outstanding from the date of the initial public offering. See Note 3 — Shareholders’ and Members’ Equity (Deficit) for discussion of the initial public offering and reorganization transactions. The transactions resulted in 22,261,710 shares of common stock outstanding as of March 31, 2006.
          Diluted shares outstanding for the three months ended March 31, 2006 are calculated including the effect of the dilutive instruments. The Firm uses the treasury stock method to reflect the potential dilutive effect of the unvested restricted stock units, warrant and unexercised stock options.
          For purposes of computing dilutive shares outstanding, the shares of common stock underlying unvested restricted stock units of 1,864,171 are assumed to have been delivered at the time of issuance on February 7, 2006. In applying the treasury stock method, the assumed proceeds from the assumed vesting and delivery were equal to the sum of (a) the amount of compensation cost attributed to future services and not yet recognized as of March 31, 2006 and (b) the amount of tax benefit that was credited to additional paid-in capital assuming vesting and delivery of the restricted stock units. The tax benefit is the amount resulting from a tax deduction for compensation in excess of compensation expense recognized for financial reporting purposes. The proceeds were assumed to be used to purchase the shares of common stock at the average market price during the period February 7, 2006 to March 31, 2006. The incremental shares of 164,011 were equal to the difference between the number of shares assumed issued on February 7, 2006 and the number of shares assumed purchased and were included in the denominator of the diluted earnings per share computation for the period that they were outstanding during the three months ended March 31, 2006.

          For purposes of computing dilutive shares outstanding, exercise of the warrant was assumed at the beginning of the period and shares of common stock of 486,486 were assumed to be issued. The incremental shares of 134,394 were calculated as the difference between the number of shares assumed issued and the number of shares assumed purchased at the average share price during the three months ended March 31, 2006 and were included in the denominator of the diluted EPS computation.
          Stock options for 32,831 shares of common stock were excluded from the computation of diluted earnings per share for the three months ended March 31, 2006 as they were anti-dilutive.
          The following table is a reconciliation of basic and diluted income per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2006	2005
BASIC:
Numerator:
Net income (loss)	$21,309	$(6,201)
Less: Preferred dividends and accretion	1,608	4,032

Net income (loss) attributable to common shareholders	$19,701	$(10,233)

Denominator:
Basic weighted average shares outstanding	20,238	—

Per Share:
Earnings per share	$0.97	$—

DILUTED:
Numerator:
Net income (loss)	$21,309	$(6,201)
Less: Preferred dividends and accretion	1,608	4,032

Net income (loss) attributable to common shareholders	$19,701	$(10,233)

Denominator:
Basic weighted average shares outstanding	20,238	—
Effect of dilutive securities:
Weighted average restricted stock units	164	—
Weighted average warrant	134	—

Diluted weighted average shares outstanding	20,536	—

Per Share:
Earnings per share	$0.96	—

NOTE 10 — SHARE-BASED COMPENSATION
     On January 27, 2006 the Board approved and the Firm adopted the Thomas Weisel Partners Group, Inc. Equity Incentive Plan (the “2006 Equity Incentive Plan”) which provides for the awards of non-qualified and incentive stock options, restricted stock and restricted stock units and other share-based awards to officers, directors, employees, consultants and advisors of the Firm. The 2006 Equity Incentive Plan provides for shares to be issued up to a maximum of 5,000,000 shares, with certain restrictions regarding the amount of awards granted in any calendar year.
Stock Options
     The 2006 Equity Incentive Plan provides for the grant of non-qualified or incentive stock options (“options”) to officers, directors, employees, consultants and advisors for the purchase of newly issued shares of the Firm’s common stock at a price determined by the Compensation Committee (the “Committee”) of the Board at the date the option is granted. Options vest and are exercisable ratably over a four-year period from the date the option is granted and expire within ten years from the date of grant. The exercise prices, as determined by the Committee, can not be less than the fair market value of the shares on the grant date. Certain options provide for accelerated vesting upon a change in control determinable by the Committee.
     The fair value of each option award is estimated on the date of grant using a Black-Scholes Merton option pricing model that uses the assumptions noted in the table below.
Expected volatility - Based on the lack of historical data for the Firm’s own shares, the Firm based its expected volatility on a representative peer group that took into account the criteria outlined in SAB No. 107: industry, market capitalization, stage of life cycle and capital structure.
Expected term - Expected term represents the period of time that options granted are expected to be outstanding. The Firm elected to use the “simplified” calculation method, which was provided for by SAB No. 107 to be used for companies that lack extensive historical data.
Risk-free interest rate - Based on the U.S. Treasury zero-coupon bond rate with a remaining term approximate of the expected term of the option.
Dividend yield - As the Firm has not paid, nor does it plan to pay, dividends in the future, the assumed dividend yield is zero.

	Three Months Ended
	March 31,
	2006	2005
Expected volatility	35%	—%
Expected term (in years)	6.25	—
Risk-free interest rate	4.71%	—%
Dividend yield	—	—

     A summary of option activity under the 2006 Equity Incentive Plan is presented below:

			Weighted Avg.	Aggregate
		Weighted Avg.	Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value
(in years)
Outstanding, December 31, 2005	—	$—	—	$—

Granted	32,831	22.70	10	—
Exercised	—	—	—	—
Cancelled	—	—	—	$—

Outstanding, March 31, 2006	32,831	$22.70	10	—

Exercisable, March 31, 2006	—	$—	—	$—

     As of March 31, 2006 the total unrecognized compensation expense related to non-vested options is approximately $0.3 million. Expense recognized in the first quarter of 2006 was not material.
Restricted Stock Units
     Upon completion of its initial public offering, the Firm granted to a broad group of its employees and advisors and each of its independent directors restricted stock units with respect to which an aggregate of 1,869,171 shares of the Firm’s common stock are deliverable (the “IPO Awards”). The allocation of the IPO Awards to the employees was determined on a discretionary basis and the grants to our independent directors were determined in accordance with our director compensation policy. These restricted stock units will vest in three equal installments on February 7, 2007, 2008 and 2009, subject to the employee’s continued employment with the Firm, but will vest earlier in the event of a change of control. After vesting, the shares of common stock underlying most of these restricted stock units will be deliverable in three equal installments on or about February 7, 2009, 2010 and 2011, respectively, but may be deliverable earlier in the event of a change in control.
     The Firm recorded $1.1 million in non-cash compensation expense for the three months ended March 31, 2006 entirely with respect to the grant of the IPO Awards. For the three months ended March 31, 2005 there were no restricted stock units outstanding.
     A summary of non-vested restricted stock unit activity is presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value
Non-vested, December 31, 2005	—	$—

Issued	1,864,171	15.00
Vested	—	—
Cancelled	—	—

Non-vested, March 31, 2006	1,864,171	$15.00

     On May 1, 2006, the last contingency with respect to an IPO Award was satisfied and, as a result, a final grant of 5,000 restricted stock units was completed.
     As of March 31, 2006 there was $21.4 million of total unrecognized compensation expense related to non-vested restricted stock unit awards. This cost is expected to be recognized over a weighted average period of 2.8 years.

NOTE 11 — INCOME TAXES
     Prior to the reorganization of the Firm from a limited liability company to a corporation, all income and losses of the Firm were reportable by the individual members of the limited liability company in accordance with the Internal Revenue Code and, as required under generally accepted accounting principles, the U.S. federal and state income taxes payable by the members, based upon their share of the Firm’s net income, have not been reflected in the accompanying consolidated financial statements for periods prior to the reorganization. The Firm was liable for local unincorporated business tax on business conducted in New York City, City of San Francisco business tax and income tax on current income realized by its foreign subsidiary. Accordingly, the provision for taxes for the three months ended March 31, 2005 of $0.5 million excludes U.S. federal and state income taxes as the Firm operated in the U.S. as a limited liability company that was treated as a partnership for U.S. federal and state income tax purposes. In 2006, the provision for taxes includes solely federal, state and local corporate income and franchise tax. Other business taxes, including an accrual for New York City unincorporated business tax of $83 thousand for the period from January 1, 2006 through February 7, 2006 are included in Other expense in the consolidated statement of operations.
     As a result of the reorganization, the Firm became a C Corporation subject to federal and state income taxes. The Firm accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities based upon temporary differences between the financial reporting and tax bases of its assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized. For the three months ended March 31, 2006, the Firm recognized a one-time tax benefit upon conversion to a C corporation of $13.8 million in connection with the establishment of its deferred tax asset balances of $22.4 million, partially offset by a valuation allowance of $8.6 million. The valuation allowance has been recorded because management has concluded that a portion of the deferred tax benefit, which results from unrealized capital losses, more likely than not will not be realized due to the uncertainty of the Firm’s ability to generate future capital gains to offset such capital losses.
     The components of the benefit for income taxes for the three months ended March 31, 2006 are as follows (in thousands):

Current:
Federal	$1,537
State	531

Total current expense	2,068

Deferred:
Federal	(9,660)
State	(3,239)

Total deferred benefit	(12,899)

Total benefit for income taxes	$(10,831)

     A reconciliation of the statutory federal income tax rate to the Firm’s effective tax rate for the three months ended March 31, 2006 is as follows:

Tax at U.S. statutory rate	35.0%
State tax expense	7.0
Adjustment for permanent items	1.0

Rate before one-time events	43.0%
Earnings from nontaxable limited liability company through February 7, 2006	(14.2)
Recognition of deferred tax asset upon change from a limited liability company to a taxable C Corporation	(132.2)

Effective tax rate	(103.4)%

     As of March 31, 2006, the components of deferred tax assets and liabilities are as follows (in thousands):

Deferred tax assets:
Accrued compensation and related expenses	$5,051
Equity based compensation	442
Depreciation and amortization	2,799
Nondeductible reserves and allowances	6,404
Net unrealized capital losses	8,568
Other	30

Total deferred tax assets	23,294

Deferred tax liabilities:
Prepaid expenses	(1,827)

Total deferred tax liabilities	(1,827)
Valuation allowance	(8,568)

Net deferred tax asset	$12,899

     The valuation allowance has been recorded because management has concluded that a portion of the tax benefit, which results from unrealized capital losses, more likely than not will not be realized due to the uncertainty of the Firm’s ability to generate future capital gains to offset such capital losses.

NOTE 12 — COMMITMENTS, GUARANTEES AND CONTINGENCIES
Commitments
Lease Commitments
     The Firm leases office space and computer equipment under noncancelable operating leases which extend to 2016 and which may be extended as prescribed under renewal options in the lease agreements. The Firm has entered into several noncancelable sub-lease agreements for certain facilities or floors of facilities for partial and full lease terms.
     As of March 31, 2006, the Firm’s minimum annual lease commitments and related sub-lease income were as follows (in thousands):

	Minimum		Net Minimum
	Lease	Sub-Lease	Lease
	Payments	Rental Income	Payments
April 1, 2006 through December 31, 2006	$15,505	$2,368	$13,137
2007	20,509	2,950	17,559
2008	20,640	2,750	17,890
2009	20,339	2,027	18,312
2010	16,035	1,623	14,412
Thereafter	42,896	—	42,896

Total	$135,924	$11,718	$124,206

     Office rent and computer equipment lease expenses charged to operations for the three months ended March 31, 2006 and 2005 were $4.8 million, and $5.0 million, respectively.
     The Firm signed a forbearance agreement with the lessor of certain office space it occupies in San Francisco that provided a reduction in the rent payments from January 1, 2004 to March 16, 2005. The forbearance is to be reimbursed in the event the Firm merges with another entity or meets certain financial thresholds as described in the agreement. The Firm believes it is not probable that the forbearance will be reimbursed in the foreseeable future. The maximum potential amount of future payments that could be required to be made is approximately $3.3 million. There has been no liability recorded on the Firm’s consolidated statement of financial condition for this contingent obligation.

Fund Capital Commitments
     The Firm’s Asset Management Subsidiaries are the general partners and sponsors of several affiliated investment partnerships. At March 31, 2006, the Firm’s Asset Management Subsidiaries had commitments to invest an additional $6.1 million into these investment partnerships as set forth in the table below. Such commitments may be satisfied by direct investments or through waived management fee contributions and are generally required to be made as investment opportunities are identified by the underlying partnerships.

As of
March 31,
Fund Commitments (in thousands):	2006
Tailwind Capital Partners	$347
Thomas Weisel Venture Partners	101
Global Growth Partners I	2,484
Global Growth Partners II	2,250
Thomas Weisel Healthcare Venture Partners	905

Total Fund Capital Commitments	$6,087

     In addition to the above commitments by the Firm’s Asset Management Subsidiaries, in March 2006, the Firm itself committed approximately $15.0 million to an investment in a Mauritius private equity fund focused on infrastructure investing in India. This commitment may be called in full at any time, although the Firm currently anticipates the funding of this commitment will occur over a three to four year period. The Firm currently anticipates transferring this investment to a private equity fund the Firm sponsors. This commitment is not reflected in the table above.
Guarantees
Broker-Dealer Guarantees
     The Firm’s customers’ transactions are introduced to the clearing broker for execution, clearance and settlement. Customers are required to complete their transactions on settlement date, generally three business days after the trade date. If customers do not fulfill their contractual obligations to the clearing broker, the Firm may be required to reimburse the clearing broker for losses on these obligations. The Firm has established procedures to reduce this risk by monitoring trading within accounts and requiring deposits in excess of regulatory requirements.
     The Firm is a member of various securities exchanges. Under the standard membership agreement, members are required to guarantee the performance of other members and, accordingly, if another member becomes unable to satisfy its obligations to the exchange, all other members would be required to meet the shortfall. The Firm’s liability under these arrangements is not quantifiable and could exceed the cash and securities it has posted as collateral. However, management believes that the potential for the Firm to be required to make payments under these arrangements is considered remote. Accordingly, no contingent liability is carried in the accompanying consolidated statement of financial condition for these arrangements.
Employee Retention Program
     Consistent with practice in prior years, guaranteed compensation agreements were entered into during the three months ended March 31, 2006. These obligations are being accrued ratably over the service period of the contracts. Total unaccrued obligations at March 31, 2006 for services to be provided subsequent to March 31, 2006 were $13.4 million, of which $9.3 million, $3.8 million and $0.3 million is to be paid in 2006, 2007 and 2008, respectively.

Director and Officer Indemnification
     In connection with the initial public offering of Thomas Weisel Partners Group, Inc. on February 7, 2006, the Firm entered into agreements that provide indemnification to its directors, officers and other persons requested or authorized by the Board to take actions on behalf of the Firm for all losses, damages, costs and expenses incurred by the indemnified person arising out of such person’s service in such capacity, subject to the limitations imposed by Delaware law. The Firm has not recorded any loss contingency for this indemnification.
Tax Indemnification Agreement
     In connection with the initial public offering, the Firm entered into a tax indemnification agreement to indemnify the members of Thomas Weisel Partners Group LLC against the full amount of certain increases in taxes that relate to activities of Thomas Weisel Partners Group LLC and its affiliates prior to the Firm’s initial public offering until such time as the end of the statute of limitations relating to any such liability. The tax indemnification agreement included provisions that permit the Firm to control any tax proceeding or contest which might result in it being required to make a payment under the tax indemnification agreement. The Firm has not recorded any loss contingency for this indemnification.
Contingencies
Loss Contingencies
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

     Research Matters. During 2004, the Firm entered into a settlement with the SEC, NYSE, NASD and various state securities regulators to resolve charges that a portion of our research was improperly influenced in order to obtain investment banking business in violation of federal or state securities law. During the year ended December 31, 2004, we settled the matter with the various regulators for a total of $10 million in fines and disgorgement and $2.5 million for the provision of independent research over a five-year period. These settlement amounts had previously been accrued by the Firm during the year ended December 31, 2002. Additionally, in 2004, the Firm escrowed $1.25 million to pay costs associated with an independent consultant to procure the independent research noted above. Such costs will be expensed by the Firm as they are incurred. On February 14, 2006, Newline Corporate Name Ltd. (UK), a member of the syndicate that underwrote our investment banking errors and omissions insurance policy, filed a complaint seeking declaratory relief regarding insurance obligations in connection with this matter and seeking repayment of approximately $3.8 million of amounts previously disbursed to the Firm in connection with this settlement. The Firm believes it has meritorious defenses to these actions and intends to vigorously defend against them.
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
     In re Tellium, Inc. Securities Litigation — The Firm is a defendant in a purported class action litigation brought in connection with Tellium, Inc.’s initial public offering in May 2001. The most recent amended complaint, filed in the United States District Court for the District of New Jersey, alleges claims for securities fraud against Tellium and certain of its directors and senior officers as well as Tellium’s underwriters, including the Firm and one of its former employees. The Firm has denied liability in connection with this matter. On June 30, 2005, the court entered an order that dismissed all of the claims against the Firm and the former employee of the Firm, except for a claim limited to an alleged misstatement in the registration statement relating to the relationship between Tellium and one of its customers. The Firm believes it has meritorious defenses to these actions and intends to vigorously defend such actions as they apply to the Firm.
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
     In re Leadis Technology, Inc. Securities Litigation. The Firm has been a defendant in a purported class action litigation brought in connection with Leadis Technology, Inc.’s initial public offering in June 2004. The consolidated complaint, filed in the United States District Court for the Northern District of California on August 8, 2005, alleged violations of federal securities laws against Leadis and certain of its directors and officers as well as the company’s underwriters, including the Firm, based on alleged misstatements and omissions in the registration statement. On March 1, 2006 the complaint against the Firm in this matter was dismissed by the court with prejudice. Subsequently, on March 28, 2006, the plaintiffs in this matter appealed the dismissal. The Firm believes it has meritorious defenses to these actions and intends to vigorously defend against them.
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

NOTE 13 — FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK, CREDIT RISK OR MARKET RISK
Concentration of Credit Risk and Market Risk
     The majority of TWP’s transactions, and consequently the concentration of its credit exposure, is with its clearing broker. The clearing broker is also the primary source of short-term financing (securities sold, not yet purchased) for the Firm, which is collateralized by cash and securities owned by TWP and held by the clearing broker. TWP’s securities owned may be pledged by the clearing broker. The amount receivable from the clearing broker represents amounts receivable in connection with the trading of proprietary positions and the clearance of customer securities transactions. As of March 31, 2006 and December 31, 2005, TWP’s cash on deposit with the clearing broker was not collateralizing any liabilities to the clearing broker.
     In addition to the clearing broker, TWP is exposed to credit risk from other brokers, dealers and other financial institutions with which it transacts business. In the event counterparties do not fulfill their obligations, TWP may be exposed to credit risk. TWP seeks to control credit risk by following an established credit approval process and monitoring credit limits with counterparties.
     TWP’s trading activities include providing securities brokerage services to institutional and retail clients. To facilitate these customer transactions, TWP purchases proprietary securities positions (“long positions”) in equity securities, convertible and other fixed income securities. TWP also enters into transactions to sell securities not yet purchased (“short positions”), which are recorded as liabilities on the statement of financial condition. TWP is exposed to market risk on these long and short securities positions as a result of decreases in market value of long positions and increases in market value of short positions. Short positions create a liability to purchase the security in the market at prevailing prices. Such transactions result in off-balance sheet market risk as TWP’s ultimate obligation to satisfy the sale of securities sold, not yet purchased may exceed the amount recorded in the statement of financial condition. To mitigate the risk of losses, these securities positions are marked to market daily and are monitored by management to assure compliance with limits established by TWP. The associated interest rate risk of these securities is not deemed material to TWP. Brokerage revenue is primarily attributable to commissions paid by customers from brokerage transactions in equity and convertible debt securities, net trading gains and losses and advisory fees paid to the Firm in the Firm’s private client services group.
     The Firm is also exposed to market risk through its investments in partnership investments and through certain loans to employees collateralized by such investments.
     Included in accrued compensation is an employment agreement whose value is indexed to publicly traded shares of an unrelated entity. This agreement is considered a derivative under applicable GAAP and, accordingly, is being marked to market through compensation and benefits expense in the statement of operations. The fair value of this derivative is $2.4 million and $2.1 million at March 31, 2006 and December 31, 2005, respectively. The Firm has also reduced its exposure to fluctuations in the underlying security by purchasing an identical number of shares of the underlying security. In accordance with the Firm’s stated accounting policy, these shares are carried at market value with fluctuations in value reflected in brokerage revenues in the statement of operations.

NOTE 14 — REGULATED SUBSIDIARIES
     TWP is a registered U.S. broker-dealer that is subject to the Uniform Net Capital Rule (the “Net Capital Rule”) under the Securities Exchange Act of 1934 administered by the SEC and NYSE, which requires the maintenance of minimum net capital. TWP has elected to use the alternative method to compute net capital as permitted by the Net Capital Rule, which requires that TWP maintain minimum net capital, as defined, of $1.0 million. These rules also require TWP to notify and sometimes obtain approval from the SEC and NYSE for significant withdrawals of capital or loans to affiliates.
     Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar amount requirement.
     The table below summarizes the net capital requirement at March 31, 2006 for TWP (in thousands):

	March 31, 2006
	Required		Excess
	Net Capital	Net Capital	Net Capital
Thomas Weisel Partners LLC	$1,000	$46,796	$45,796

     In addition, TWPIL, a registered U.K. broker-dealer, is subject to the capital requirements of the Securities and Futures Authority Limited. As of March 31, 2006, TWPIL was in compliance with its local capital adequacy requirements.
NOTE 15 — SUBORDINATED BORROWINGS
     In 2005, the Firm put in place a new subordinated borrowing facility with National Financial Services LLC, the clearing broker to which the Firm will be transferring its clearing activities in the second quarter of 2006. The facility is in the form of a revolving note and cash subordination agreement. The terms of the revolving note are defined in an agreement approved by the NYSE and such borrowings, if drawn upon, are available to the Firm in computing net capital under the Net Capital Rule. To the extent that this note would be required for the Firm’s continued compliance with minimum net capital requirements (see Note 14 — Regulated Subsidiaries), it may not be repaid. No amounts were drawn on the facility during the three months ended March 31, 2006.
NOTE 16 — SUBSEQUENT EVENTS
     On April 24, 2006, the Firm filed a new registration statement with the SEC to register the sale of up to 2,000,000 shares of common stock by the Firm and up to an additional 2,500,000 shares of common stock by selling stockholders. The registration statement will also cover the sale of up to an additional 675,000 shares by the Firm and selling stockholders in connection with an over-allotment option expected to be granted to the underwriters of the offering.

NOTE 17 — PRO FORMA, AS ADJUSTED
     The Firm completed its initial public offering on February 7, 2006 and converted to a C corporation from a limited liability company at this date. This conversion was the result of a series of reorganization transactions that were carried out to cause Thomas Weisel Partners Group, Inc. to succeed to the business of the Thomas Weisel Partners Group LLC (also see Note 3 — Shareholders’ and Members’ Equity (Deficit)). The pro forma, as adjusted amounts presented on the face of the Firm’s consolidated statement of operations are based upon the Firm’s historical consolidated financial statements as adjusted to reflect the reorganization transactions as though they had taken place on January 1, 2006.
Interest expense, preferred dividends and accretion
     The pro forma, as adjusted information included in the consolidated statement of operations reflects interest expense that would have been incurred and preferred dividends and accretion that would not have been incurred had the following taken place on January 1, 2006:
•	the issuance of common stock in exchange for all of the Class A members’ interests and all of the Class C convertible preference stock;

•	the issuance of common stock, a $10.0 million principal unsecured, senior floating-rate note and a $10.0 million principal unsecured, senior non-interest bearing note in exchange for all of the Class D convertible preference stock;

•	the issuance of common stock, a $13 million principal unsecured, senior floating-rate note and a warrant, with a fair value of $4.6 million determined by applying the Black-Scholes option pricing model with an exercise price of $15 based on the initial public offering price of $15 per share, for the purchase of 486,486 of the Firm’s common shares.
     On a pro forma basis, net revenues for the three months ended March 31, 2006 were decreased by the estimated interest expense for the notes payable of $0.1 million. In addition, net income attributable to common shareholders was increased by $1.6 million to reflect the elimination of preferred dividends and accretion.
Income taxes
     The pro forma, as adjusted information included in the consolidated statement of operations reflects income taxes that would have been incurred had the Firm been converted to a C corporation and subjected to tax on its income beginning January 1, 2006. Prior to the reorganization of the Firm from a limited liability company to a corporation, all income and losses of the Firm were reportable by the individual members of the limited liability company in accordance with U.S. federal and state income tax regulations.
     On a pro forma basis, tax benefit for the three months ended March 31, 2006 was decreased by the estimated additional tax expense of $1.5 million as if the Firm was a corporation beginning January 1, 2006. The additional tax expense is attributable to the Firm’s effective tax rate, a combination of federal, state and local income tax rates, of 43% applied to the Firm’s pro forma net income for the period beginning January 1, 2006 through February 6, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results and the timing of events may differ significantly from those projected in forward-looking statements due to a number of factors, including those set forth in Item 1A — “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. See “Where You Can Find More Information” on page -ii- of this Quarterly Report on Form 10-Q.
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

     Brokerage
          Our brokerage revenues include (i) commissions paid by customers from brokerage transactions in listed and over-the-counter, or OTC, equity and convertible debt securities, (ii) trading gains and losses which result from market making activities and from our commitment of capital to facilitate customer transactions, (iii) advisory fees paid to us by high-net-worth individuals and institutional clients of our private client services group, which are generally based on the value of the assets we manage, and (iv) fees paid to us for equity research.
          Our brokerage revenues may vary between periods, in part depending on commission rates, trading volumes and the perceived value of and our ability to continue to deliver research and other value-added services we provide to our clients. The ability to execute trades electronically, through the Internet and through other alternative trading systems, have increased pricing pressure on full-service trading commissions and we expect the trend toward alternative trading systems to continue to put pricing pressure on trading commissions in our brokerage business. To counteract the effect of this trend on our brokerage revenues we work to increase our volume of shares traded for customers by building on the competitive strengths of our brokerage business. Those competitive strengths include the following:
•	We believe the senior professionals in our brokerage and research divisions differentiate themselves through their focus on delivering high-level client service.

•	We place a premium on dialogue and interaction with clients, in an effort to have our clients view us as a trusted advisor and not merely as a financial intermediary. Conversely, many of our larger brokerage competitors have sought to automate much of their brokerage businesses by deploying trading technologies that minimize or eliminate broker-client dialogue and reduce the number of stocks covered by their research departments in an effort to lower their costs.
          In the first quarter of 2006 the combined average daily volume on the New York Stock Exchange and Nasdaq was approximately 3.70 billion shares, a 6.3% increase from the first quarter of 2005, and our combined average daily customer trading volume (listed and OTC) was 18.3 million shares, a 5.6% decrease from the first quarter of 2005.
          We are, to some extent, compensated by our clients through brokerage commissions for the value of our research. These “soft dollar” practices have been the subject of discussion among regulators, the investment banking community and our brokerage clients. Fidelity Management & Research Company, one of our largest institutional brokerage clients in terms of commission revenue, has recently announced that it has entered into arrangements with some brokerage firms under which Fidelity will separate payments for research products or services from trading commissions for brokerage services and will pay for research directly in cash, instead of compensating these firms through trading commissions as under soft dollar practices. In March 2006, we entered into such an arrangement with Fidelity. If the terms of this agreement had been in place during 2005, we estimate that our brokerage revenues from Fidelity would have been lower than those we recorded in that year. We are unable at this time to predict the effect this arrangement will have on the revenues of our brokerage business because we cannot predict whether and to what extent this arrangement will affect our future trading volume with Fidelity or the losses we may incur when we commit capital to facilitate trades; however, our brokerage revenues from Fidelity in the first quarter of 2006 have decreased compared to recent prior quarters. If other institutional brokerage clients adopt similar practices in the future, there may be additional pricing pressure on trading commissions and the value our clients place on high-quality research may fall, both of which would likely reduce the revenues of our brokerage business.

          In the first quarter of 2006, the concentration in brokerage revenues among our ten largest brokerage clients was 31%, as compared to 32% for the full year 2005. As of March 31, 2006, we had 36 publishing research analysts covering 527 companies, or an average of approximately 15 companies per publishing analyst. In the first quarter of 2006, our average daily brokerage revenues were $0.55 million.
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
          Our investment banking revenues are, to some extent, driven by the overall level of capital raising activity in the marketplace and, in particular, in our target sectors. In the first quarter of 2006, the technology, healthcare and consumer sectors generated significant capital markets activity.
•	For the first quarter of 2006, securities offerings by companies in our target sectors accounted for approximately $18.5 billion of gross proceeds raised in U.S. IPOs, secondary offerings and follow-on offerings, or 51% of the $36.3 billion of aggregate gross proceeds raised in all U.S. IPOs, secondary offerings and follow-on offerings. By comparison, during 2005 the quarterly average of gross proceeds raised in U.S. IPOs, secondary offerings and follow-on offerings by companies in our target sectors was $13.0 billion, or 37.8% of the $34.4 billion of aggregate quarterly average gross proceeds raised in all U.S. IPOs, secondary offerings and follow-on offerings during 2005.

•	According to Dealogic, for the first quarter of 2006 total fees generated from equity capital markets transactions, including IPOs, secondary offerings and convertible debt securities offerings, by companies in our target sectors were $820 million. By comparison, according to Dealogic, during 2005 the quarterly average of total fees generated from equity capital markets transactions, including IPOs, secondary offerings and convertible debt securities offerings, by companies in our target sectors were $630 million.
          Our investment banking revenues are also, to some extent, driven by the overall level of mergers and acquisitions activity in the marketplace and, in particular, in our target sectors. In the first quarter of 2006, the technology, healthcare and consumer sectors that we target generated significant mergers and acquisitions activity, although the number of transactions and transaction values were somewhat lower than in 2005.
•	For the first quarter of 2006, according to Securities Data Corp., there were approximately 267 announced acquisitions and mergers of U.S. companies in our target sectors, or 54% of the approximately 493 announced transactions in all market sectors. By comparison, during 2005 the quarterly average of the number of announced acquisitions and mergers of U.S. companies in our target sectors was 278, or 53% of the approximately 524 announced transactions in all market sectors.

•	According to Securities Data Corp., for the first quarter of 2006 the total value of announced acquisitions and mergers of U.S. companies in our target sectors (excluding the $89.4 billion BellSouth/AT&T merger) was approximately $106 billion, or 35% of the approximately $300 billion total value of all announced acquisitions and mergers of U.S. companies (excluding the $89.4 billion BellSouth/AT&T merger). By comparison, during 2005 the quarterly average of the total value of announced acquisitions and mergers of U.S. companies in our target sectors was approximately $141 billion, or 52% of the approximately $269 billion total value of all announced acquisitions and mergers of U.S. companies.
          We also believe that historical venture capital investment is an important indicator of future investment banking activity in our target sectors because venture capital investors typically seek to realize returns on their investments through subsequent public offerings or sales of portfolio companies within a target investment period, typically a period of years. Over the past 10 years, 35% of companies that completed IPOs were funded by venture capital firms and more than 90% of all U.S. venture capital investments were made in technology, healthcare and consumer companies.
U.S. Venture Capital Investment
(1996-2005)

	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
	($ in billions)
Total amount invested	$9.9	$13.0	$17.7	$48.5	$91.9	$34.7	$21.0	$18.4	$20.4	$20.7
Sector Distribution
Technology	56%	58%	60%	58%	63%	65%	60%	56%	56%	53%
Healthcare	27%	25%	20%	10%	10%	19%	27%	32%	33%	31%
Consumer	15%	15%	19%	31%	26%	15%	11%	11%	9%	13%
Other	2%	2%	1%	1%	1%	1%	2%	1%	2%	3%
Source: Dow Jones VentureOne
          Over the past three calendar years, we estimate that, at any given time, there have been approximately 5,000 companies in the portfolios of venture capital firms.
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

          Private equity management fees that we earn are generally based on committed capital or net assets of the partnerships. In certain investment partnerships we have elected to waive receipt of management fees in lieu of making direct cash capital contributions. These waived management fees are treated as deemed contributions by us to the partnerships, satisfy the capital commitments to which we would otherwise be subject as general partner and are recognized in revenue when the investment partnership generates gains and allocates the gains to the general partner in respect of previously waived management fees. Because waived management fees are contingent upon the recognition of gains by the investment partnership, the recognition in revenue is deferred until the contingency is satisfied in accordance with generally accepted accounting principles. The total amount of management fees that were waived in lieu of making cash capital contributions was $1.1 million and $0.6 million for the three months ended March 31, 2006 and 2005, respectively. Accordingly, these amounts were not recognized in revenue. As of March 31, 2006, the total amount of waived management fees available to be recognized as revenue in the future is $16.3 million. Should this remaining amount be realized, we expect it would be recorded incrementally over a number of years. If the partnerships do not recognize investment gains we will not recognize any of these waived management fees in revenues.
          We have entered into a preliminary agreement with certain of our current employees responsible for the management of Thomas Weisel Healthcare Venture Partners L.P., a venture fund investing in healthcare portfolio companies, under which these employees would depart and establish a third-party investment management company to provide sub-advisory management services to the fund. The completion of the transaction is subject to satisfaction of certain conditions. Under the agreement we would continue to be the general partner responsible for the fund and entitled to receive management fees, our carried interest and our capital account in the fund and would pay a sub-advisory fee to the new sub-advisor.
          In the first quarter of 2006 we committed approximately $15 million to an investment in a Mauritius private equity fund focused on infrastructure investing in India. This commitment may be called in full at any time, although we currently anticipate the funding of this commitment will occur over a three to four year period. We currently anticipate transferring this investment and the related commitment to a private equity fund we sponsor.
     Interest
          Interest and dividend income primarily consists of interest and dividends on trading and investment securities and net interest on balances maintained in proprietary accounts at our clearing firm. These assets included money market instruments, short-term investment products, U.S. Government securities and margin debit balances with the clearing broker.

Expenses
     Compensation and Benefits
          Compensation and benefits expenses to secure the services of our partners and employees have been the largest component of our expenses. Compensation and benefits expense includes salaries, overtime, bonuses, commissions, benefits, employment taxes and other employee costs. We have a discretionary bonus plan based on a combination of firm and individual performance, a portion of the payments under which are retention bonuses. Particularly for our senior professionals, these bonuses make up a large portion of total compensation. We accrue for the estimated amount of payments under this bonus plan over the applicable service period, which, in the case of retention bonus payments, begins at the date of grant and ends at the date of payment. We generally pay bonuses at selected times and intend to make these payments in February and July. A portion of these bonuses will be paid in the form of equity awards granted under our Equity Incentive Plan. The timing of cash bonus payments may have a greater impact on our cash position and liquidity as they are paid than would otherwise be reflected in our consolidated statement of operations.
          Upon completion of our initial public offering, we granted to a broad group of our employees and advisors and each of our independent directors restricted stock units with respect to which an aggregate of 1,869,171 shares of our common stock are deliverable. The allocation of these grants to the employees was determined on a discretionary basis and the grants to our independent directors were determined in accordance with our director compensation policy. These restricted stock units will vest in three equal installments on February 7, 2007, 2008 and 2009, subject to the employee’s continued employment with us, but will vest earlier in the event of a change of control. After full vesting, the shares of common stock underlying most of these restricted stock units will be deliverable in three equal installments on or about February 7, 2009, 2010 and 2011, respectively, but may be deliverable earlier in the event of a change in control. We accounted for the grant of these restricted stock units in accordance with SFAS No. 123(R), Share-Based Payment, and we currently estimate that the non-cash compensation expense associated with the grant of these restricted stock units will approximate $22.5 million to be accrued ratably over the three year service period. For the period of February 7, 2006, the date these restricted stock units were granted, through March 31, 2006, we accrued $1.1 million of non-cash compensation expense in respect of these restricted stock units and we currently expect to accrue $1.9 million of non-cash compensation expense for the second quarter of 2006 and each other subsequent complete fiscal quarter thereafter for the remainder of the three year service period.
We intend to maintain our aggregate compensation and benefits expense, excluding expenses relating to equity awards made in connection with our initial public offering, within the range of 55% to 58% of our net revenues (excluding investment gains and losses attributable to investments in partnerships and other securities) beginning in 2006, although we retain the ability to change this rate in the future. For 2005, our total compensation and benefits expense was 63% of our net revenues (excluding investment gains and losses attributable to investments in partnerships and other securities).
     Non-Compensation Expenses
          The balance of our operating expenses include floor brokerage and execution, communications and data processing, depreciation and amortization, marketing and promotion, occupancy and equipment and other expenses.

Consolidated Results of Operations
          The following table sets forth our net revenues, total expenses, provision for taxes (tax benefit) and net income (loss) for the three months ended March 31, 2006 and 2005:

	For Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Net revenues	$77,977	$59,963
Total expenses	67,499	65,700
Provision for taxes (tax benefit)	(10,831)	464

Net income (loss)	$21,309	$(6,201)

          First Quarter of 2006 versus First Quarter of 2005. We had net income of $21.3 million in the first quarter of 2006, whereas in the first quarter of 2005 we incurred a net loss of $6.2 million. Our increase in net income in the first quarter of 2006 was primarily attributable to an $18.0 million, or 30%, increase in our net revenues as compared to the first quarter of 2005 and the fact that we had a tax benefit of $10.8 million in the first quarter of 2006 as compared to a provision for taxes of $0.5 million in the first quarter of 2005.
          Our total expenses of $67.5 million in the first quarter of 2006 represented an increase of $1.8 million, or 3%, from the first quarter of 2005. As a result, total expenses as a percentage of net revenues decreased to 87% in the first quarter of 2006 from 110% in the first quarter of 2005.
          The increase in our net revenues from the first quarter of 2005 to the first quarter of 2006 was primarily attributable to a $20.2 million, or 124%, increase in our investment banking revenues, partially offset by a $1.5 million or 4% decline in our brokerage revenues and a $0.9 million, or 11%, decline in our asset management revenues.
          Our tax benefit of $10.8 million in the first quarter of 2006 resulted primarily from our recognition of a one-time net deferred tax benefit of $13.8 million in connection with our conversion from a limited liability company to a corporation. This one-time net deferred tax benefit results from the establishment of a deferred tax asset balance of $22.4 million, partially offset by a valuation allowance of $8.6 million, which allowance may be subject to future adjustments.
          The financial results described above include, in accordance with GAAP, the effect in the first quarter of 2006 of the following, each of which arose in connection with our initial public offering, which closed on February 7, 2006:
•	We converted from a limited liability company to a corporation and established beginning balances in our deferred tax assets and liabilities in accordance with Statement of Financial Accounting Standards No. 109, Accounting For Income Taxes. As a result, in the first quarter of 2006 we recognized a one-time net deferred tax benefit of $13.8 million in connection with the establishment of a deferred tax asset balance of $22.4 million, partially offset by a valuation allowance of $8.6 million, which allowance may be subject to future adjustments.

•	We made an initial grant to a broad group of our employees and advisors and each of our independent directors of restricted stock units with respect to which an aggregate of 1,869,171 shares of common stock will be deliverable. With respect to these grants, beginning in the first quarter of 2006, in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, we will record non-cash compensation expense ratably over the requisite service period of three years. For the period of February 7, 2006, the date these restricted stock units were granted, through March 31, 2006, we accrued $1.1 million of non-cash compensation expense in respect of these restricted stock units, resulting in an after-tax non-cash expense of $0.6 million.

•	Also as a result of our conversion from a limited liability company to a corporation, we became subject to federal and state income taxes as of February 7, 2006 and incurred in the first quarter of 2006 federal and state income tax of $2.1 million, offset by $12.9 million of net deferred tax adjustments (including the one-time net deferred tax benefit described above). This result reflects our effective tax rate of (103)% for the first quarter of 2006. As described in Note 11 — Income Taxes of the notes to our unaudited condensed consolidated financial statements, for the first quarter of 2006, our effective combined federal and state income tax rate before the one-time events described above was 43%.

          In addition to reporting our net income and earnings per share for the first quarter of 2006, we also report in the table below our net income and earnings per share for the first quarter of 2006 on a non-GAAP operating basis by:
•	excluding the effect of the $13.8 million one-time net deferred tax benefit;

•	excluding the after-tax non-cash expense associated with our initial grant of restricted stock units of $0.6 million; and

•	including additional income tax expense of $1.5 million, because we estimate that we would have incurred additional income tax expense for the period January 1, 2006 to February 7, 2006 equal to our net income for the period January 1, 2006 through February 7, 2006 of $3.6 million multiplied by our effective rate before the one-time events described above of 43%, or $1.5 million.
     In the future we do not expect that a similar conversion-related deferred tax benefit will arise, because we do not expect to change our corporate form again, and we expect to be subject to state and federal income tax at a combined effective federal and state income tax of approximately 43%, subject to adjustments to reflect future tax events. Also, although we expect to grant restricted stock units and other share-based compensation in the future, we do not expect to make any such substantial grants outside of our regular compensation process, as we did when we granted the 1,869,171 restricted stock units in connection with our initial public offering.
     Our management has utilized a non-GAAP calculation of net income and earnings per share that are adjusted to exclude the effect of the net deferred tax benefit, include additional income tax expense and exclude the expense associated with our initial grant of restricted stock units, to aid in understanding and analyzing our financial results in the first quarter of 2006. Our management believes that these non-GAAP measures will allow for a better evaluation of the operating performance of our business and facilitate meaningful comparison of our results in the current period to those in prior periods and future periods that did not and likely will not include the adjusted items. Our reference to these measures should not, however, be considered as a substitute for results that are presented in a manner consistent with GAAP. These non-GAAP measures are provided to enhance investors’ overall understanding of our current financial performance and our prospects for the future. Specifically, our management believes that the non-GAAP measures provide useful information to both management and investors by excluding certain items that may not be indicative of our core operating results and business outlook.

     A limitation of utilizing these non-GAAP measures of net income and earnings per share is that the GAAP accounting effects of these events do in fact reflect the underlying financial results of our business and these effects should not be ignored in evaluating and analyzing our financial results. Therefore, management believes that both our GAAP measures of net income and earnings per share and these non-GAAP measures of our financial performance should be considered together.

For Three Months Ended March 31, 2006 (In millions)
Net income	$21.3
Exclusion of the effect of recording net deferred tax benefit	(13.8)
Inclusion of additional income tax expense	(1.5)
Exclusion of the effect of recording expense associated with initial grant of restricted stock units	0.6

Non-GAAP net income excluding the effect of recording net deferred tax benefit, including additional income tax expense and excluding expense associated with initial grant of restricted stock units	$6.6

     We calculate earnings per share in accordance with FASB Statement No. 128, Earnings per Share. Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Common shares outstanding for the three months ended March 31, 2006 are comprised of the weighted average of (i) the 17,347,270 shares issued in connection with our reorganization from a limited liability company to a corporation, as if such issuance had occurred on January 1, 2006, and (ii) the 4,914,440 shares issued in our initial public offering on February 7, 2006. Diluted earnings per share includes the determinants of basic earnings per share plus all dilutive potential common shares that were outstanding during the period. We use the treasury stock method to reflect the potential dilutive effect of the unvested restricted stock units, warrant and unexercised stock options. Dilutive potential common shares included in diluted earnings per share for the three months ended March 31, 2006 are (i) the 1,869,171 restricted stock units issued to a broad group of our employees and advisors and each of our independent directors in connection with our initial public offering and (ii) the 486,486 shares issuable upon exercise of the warrant held by Nomura. In applying the treasury stock method, the increase to diluted weighted average shares outstanding was 164,011 and 134,394, respectively. The equity options we issued during the three months ended March 31, 2006 to our Board of Directors were anti-dilutive and not considered in the determination of diluted earnings per share.
     The following table sets forth our basic and diluted weighted average shares outstanding and basic and diluted earnings per share for the three months ended March 31, 2006.

For Three Months Ended
March 31, 2006
Weighted average shares used in computation of earnings per share:
Basic	20,238,423
Diluted	20,536,828
Earnings per share:
Basic	$0.97
Diluted	$0.96

     For the same reasons, and subject to the same limitations, described above with respect to our use of a non-GAAP measure of net income, we report in the table below each of our basic and diluted weighted average shares used in the computation of earnings per share and our basic and diluted earnings per share for the first quarter of 2006 on a non-GAAP operating basis by:

•	using $6.6 million as the numerator of the non-GAAP earnings per share calculation, which amount is derived by beginning with net income available to common stockholders of $19.7 million and adjusting to (i) exclude the effect of the $13.8 million net deferred tax benefit, (ii) include additional income tax expense of $1.5 million, (iii) exclude the after-tax non-cash expense associated with our initial grant of restricted stock units of $0.6 million and (iv) exclude the $1.6 million of preferred dividends and accretion from January 1, 2006 through February 7, 2006; and

•	increasing the weighted average shares used as the denominator of the non-GAAP earnings per share calculation by 2,023,287, which is the amount by which weighted average shares would have increased had the 4,914,440 shares we issued in our initial public offering been outstanding for the entire first quarter of 2006.
     Our management believes that increasing the non-GAAP number of weighted average shares used as the denominator in calculating a non-GAAP measure of earnings per share by an amount by which weighted average shares would have increased had our initial public offering occurred at the beginning of the first quarter of 2006 is appropriate in order to be consistent with calculating a non-GAAP measure of net income which excludes the effect of one-time events which arose in connection with our initial public offering.

For Three Months Ended
March 31, 2006
Non-GAAP adjusted weighted average shares used in computation of non-GAAP earnings per share:
Basic	22,261,710
Diluted	22,560,115
Non-GAAP earnings per share excluding the effect of recording net deferred tax benefit, including additional income tax expense, excluding expense associated with initial grant of restricted stock units and excluding preferred dividends and accretion from January 1, 2006 through February 7, 2006:

Basic	$0.30
Diluted	$0.29

          We measure our net income as a percentage of net revenues, a financial measure commonly referred to as net income margin and that we utilize in analyzing our profitability. For example, in the first quarter of 2006 our net revenues were $78.0 million, our net income was $21.3 million, and, as a result, our net income margin was 27%. For the same reasons, and subject to the same limitations, described above with respect to our use of a non-GAAP measure of net income, we can also measure our net income margin on a non-GAAP basis by dividing (i) non-GAAP net income excluding the effect of recording net deferred tax benefit, including additional income tax expense and excluding expense associated with the initial grant of restricted stock units of $6.6 million by (ii) net revenues of $78.0 million to obtain a non-GAAP net income margin of 8.5%.
          We believe that our operating model provides for significant leverage over our operating margin because we believe that the generation of higher revenues is not necessarily dependant on incurring correspondingly higher non-compensation expenses in order to generate those revenues. Because our brokerage revenues have remained relatively constant in recent years, we believe that the ability to achieve higher net income margins will depend largely on increasing our investment banking revenues and asset management revenues while keeping our non-compensation costs stable and keeping our compensation and benefits expense within our target range. At the same time, if our brokerage revenues decrease or our compensation and benefits expense exceed our target range, we would not be able to achieve higher net income margins.
Revenues
          The following table sets forth our revenues for the three months ended March 31, 2006 and 2005, both in thousand dollar amounts and as a percentage of net revenues for these periods:

	For Three Months Ended
	March 31,
	2006	2005
	(In thousands, except percentages)
Revenues:
Brokerage	$34,387	$35,873
Investment banking	36,494	16,285
Asset management	6,953	7,920
Interest income	2,212	1,071
Total revenues	80,046	61,149

Interest expense	(2,069)	(1,186)
Net revenues	$77,977	$59,963

Percentage of net revenues:
Brokerage	44%	60%
Investment banking	47	27
Asset management	9	13
Interest income	3	2

Total revenues	103	102
Interest expense	(3)	(2)

Total	100%	100%

Brokerage Revenue
           First Quarter of 2006 versus First Quarter of 2005. Brokerage revenues declined 4% to $34.4 million in the first quarter of 2006 from $35.9 million in the first quarter of 2005. The decline was primarily attributable to a $3.7 million, or 11%, reduction in revenues from trading in equity securities in the first quarter of 2006 as compared to the first quarter of 2005. This reduction in revenues from trading in equity securities was primarily the result of a 5% reduction in our volume of shares traded for our customers coupled with a decline in our average commissions per share in the first quarter of 2006 as compared to the first quarter of 2005, partially offset by reduced trading losses in the first quarter of 2006 related to our market making activities.
     Revenues related to trading in convertible debt securities increased to $2.0 million in the first quarter of 2006 compared to a loss of $0.1 million in the first quarter of 2005. Losses in the first quarter of 2005 were the result of difficult market conditions in the convertible debt market in the first quarter of 2005. For example, the Convertible Arbitrage Credit Suisse/Tremont Hedge Fund Index, which was down almost 3% during the first quarter of 2005, was up 6% during the first quarter of 2006.
     In addition, brokerage revenues include fees paid for investment advisory services provided through our private client services group to both institutional and high-net-worth individuals, generally based on the value of assets under management. The amount of asset-based fee revenue that was included within brokerage revenues was $4.2 million and $3.4 million for the first quarter of 2006 and the first quarter of 2005, respectively, representing a 23% increase in the first quarter of 2006 from the first quarter of 2005. The increase was primarily attributable to an increase in assets under management in our asset management consulting service.
Investment Banking Revenue
     The following table sets forth our total investment banking revenues for the three months ended March 31, 2006 and 2005, and the amount of investment banking revenues attributable to (1) capital raising (underwriting and private placements) and (2) merger and acquisition fees and other advisory service revenues.

	Three Months Ended
	March 31,
	2006	2005
	(In millions)
Investment Banking Revenues:
Capital raising (underwriting and private placements) revenues	$31.9	$10.0
Merger and acquisition fees and other advisory service revenues	4.6	6.3

Total	$36.5	$16.3

     First Quarter of 2006 versus First Quarter of 2005. Investment banking revenues increased by 124%, to $36.5 million in the first quarter of 2006 from $16.3 million in the first quarter of 2005. The increase in our investment banking revenues was primarily the result of our average revenue per transaction increasing to $1.8 million in the first quarter of 2006 from $0.8 million in the first quarter of 2005. This increase in the average revenue per transaction was primarily attributable to an increase in the average size of the initial public offerings, follow-on equity offerings and convertible debt transactions we participated in. The increase in investment banking revenues was also partially a result of our total investment banking transactions closed in the first quarter of 2006 increasing to 20 compared to 17 in the first quarter of 2005. Our investment banking revenues benefitted from a strong market, as in the market as a whole, within our target sectors, the number of capital raising and strategic advisory transactions increased 33% and 14%, respectively, in the first quarter of 2006 as compared to the first quarter of 2005.

     Capital raising revenues grew to account for 87% of our investment banking revenues in the first quarter of 2006 compared to 61% in the first quarter of 2005, due in part to a strong capital raising market in our target sectors, as discussed above. Our capital raising revenues increased 219% to $31.9 million in the first quarter of 2006 compared to $10.0 million in the first quarter of 2005. The increase resulted primarily from higher average revenues per transaction, which increased 138% to $1.9 million in the first quarter of 2006 from $0.8 million in the first quarter of 2005, and from higher transaction volumes, with 17 capital raising transactions in the first quarter of 2006 as compared to 13 in the first quarter of 2005. We book-managed our own initial public offering during the first quarter of 2006 and included that transaction in our transaction count, but did not recognize any revenue relating to that transaction in our condensed consolidated financial statements or our measure of revenue per transaction.
     As a percentage of our total investment banking revenue, strategic advisory revenues declined to 13% in the first quarter of 2006 compared to 39% in the first quarter of 2005. Strategic advisory revenues declined 27% to $4.6 million in the first quarter of 2006 from $6.3 million in the first quarter of 2005. We completed three strategic advisory transactions in the first quarter of 2006 as compared to four in the first quarter of 2005. The decrease in our strategic advisory revenues also reflected lower average transaction sizes in the transactions in the first quarter of 2006, which resulted in lower average revenues per transaction.
Asset Management Revenue
     First Quarter of 2006 versus First Quarter of 2005. Asset management revenues decreased $0.9 million, or 11%, to $7.0 million in the first quarter of 2006 from $7.9 million in the first quarter of 2005. The decrease was primarily the result of lower management fees due to the fact that we no longer manage Thomas Weisel Capital Partners L.P. (“TWCP”), partially offset an increase in investment gains in partnerships and other securities.
     Management fees were $3.4 million during the first quarter of 2006 compared to $8.2 million in the first quarter of 2005. After excluding $5.2 million of fees generated in the first quarter of 2005 from TWCP, management fees increased 14% from the first quarter of 2005. TWCP is a late-stage private equity fund, whose management was transferred to a third party in the fourth quarter of 2005. We no longer receive management fees from TWCP, however, we have retained our capital account in TWCP and will receive gain and loss allocations in respect of our capital account balance.
     Investment gains in partnerships and other securities were $3.6 million in the first quarter of 2006, an increase of $3.9 million from the first quarter of 2005.

Operating Expenses and Employees
     The following table sets forth information relating to our operating expenses and number of employees for the three months ended March 31, 2006 and 2005:

	For Three Months Ended
	March 31,
	(In thousands, except number of employees)
	2006	2005
Expenses Excluding Interest:
Compensation and benefits	$41,937	$40,829
Floor brokerage and trade execution	6,696	7,186
Communications and data processing	4,349	4,637
Depreciation and amortization	2,354	2,336
Marketing and promotion	2,933	3,477
Occupancy and equipment	4,660	3,345
Other expense	4,570	3,890

Total expenses	$67,499	$65,700

Compensation and Benefits Expense:
Employees	$30,828	$28,979
Partners	11,109	11,850

Total compensation and benefits expense	$41,937	$40,829

Average number of employees and partners	542	554
Compensation and Benefits Expense
     First Quarter of 2006 versus First Quarter of 2005. Compensation and benefits expense increased $1.1 million, or 3%, to $41.9 million in the first quarter of 2006 from $40.8 million in the first quarter of 2005. Compensation and benefits expense in the first quarter of 2006 included $1.1 million of non-cash compensation expense in accordance with SFAS No. 123(R) relating to equity awards made in connection with our initial public offering. Compensation and benefits expense (excluding expense relating to equity awards made in connection with our initial public offering), as a percentage of net revenues (excluding investment gains and losses attributable to investments in partnerships and other securities) decreased from 68% in the first quarter of 2005 to 55% in the first quarter of 2006. In connection with our initial public offering, we indicated that beginning in 2006 we intend to maintain our aggregate compensation and benefits expense, excluding expenses relating to equity awards made in connection with our initial public offering, within the range of 55% to 58% of our net revenues (excluding investment gains and losses attributable to investments in partnerships and other securities), although we retain the ability to change this rate in the future. Our accruals for compensation and benefits expense in the first quarter of 2006 were determined in a manner consistent with this policy.

Non-Compensation Expenses
     First Quarter of 2006 versus First Quarter of 2005. Non-compensation expenses increased $0.7 million, or 3%, to $25.6 million in the first quarter of 2006 from $24.9 million in the first quarter of 2005. This $0.7 million increase includes the effect of a $1.5 million occupancy-related charge, as described below, with respect to our leased space in Menlo Park, California, which was recorded in the first quarter of 2006. Overall, non-compensation expenses as a percentage of net revenues decreased to 33% in the first quarter of 2006 from 41% in the first quarter of 2005.
     Floor brokerage and trade execution expense decreased to $6.7 million in the first quarter of 2006 from $7.2 million in the first quarter of 2005, a 7% decrease, primarily reflecting lower trade clearing charges as a result of lower share volume in equity trading and lower execution cost for both listed and over-the-counter business, offset partially by higher clearing cost as the number of trades increased and the average shares per trade declined. We are converting to a new clearing broker in the second quarter of 2006 and expect to realize lower clearing cost as a result of this conversion.
     Communications and data processing expense includes telecommunications, data communication, certain equipment cost and software. These costs decreased $0.3 million, to $4.3 million, or 6%, in the first quarter of 2006 compared to the first quarter of 2005. The cost reduction was primarily due to transferring certain lines to lower cost providers and negotiating lower usage charges with existing vendors.
     Depreciation and amortization expense remained unchanged at $2.4 million in both the first quarter of 2006 and the first quarter of 2005. Included in the first quarter 2006 depreciation and amortization is an amount of $0.2 million attributable to the acceleration of depreciation expense on certain furniture, as the useful life of the furniture was shortened from the useful life originally assigned.
     Marketing and promotion expense includes travel and entertainment, conferences and promotional supplies and advertising expenses. These expenses decreased $0.5 million, or 16%, in the first quarter of 2006 from the first quarter of 2005, primarily because we incurred lower conference-related expenses in the first quarter of 2006.
     Occupancy and equipment expenses increased $1.3 million, or 39%, in the first quarter of 2006 from the first quarter of 2005 primarily due to a $1.5 million charge recorded in the first quarter of 2006 related to our leased premises in Menlo Park. We recorded the additional reserve for the subleased space as the current subtenant notified us in March 2006 that they would not be exercising their option to extend their sublease and current lease rates for commercial office space in Menlo Park are substantially lower than the current sublease rate for these premises.
     Other expense includes legal and professional services, printing, insurance, business and property taxes, and supplies. These expenses increased $0.7 million, or 18%, in the first quarter of 2006 from the first quarter of 2005, primarily due to increased auditing and insurance expenses relating to our becoming a public company.
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
     In connection with our initial public offering we reorganized from a limited liability company into a corporation and following that reorganization we became subject to U.S. federal and state income taxes. We account for income taxes in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities based upon temporary differences between the financial reporting and tax bases of our assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized. For the three months ended March 31, 2006, we recognized a one-time tax benefit of $13.8 million in connection with the establishment of our deferred tax asset balances of $22.4 million, partially offset by establishing a valuation allowance of $8.6 million. The valuation allowance has been recorded because management has concluded that a portion of the deferred tax benefit, which results from unrealized capital losses, more likely than not will not be realized due to the uncertainty of our ability to generate future capital gains to offset such capital losses.

Liquidity and Capital Resources
     We have historically satisfied our capital and liquidity requirements through capital raised from our partners and strategic investors, internally generated cash from operations and available credit from market sources. In February of 2006 we completed our initial public offering, raising $66.2 million in net proceeds. As of March 31, 2006, we had liquid assets primarily consisting of cash and cash equivalents of $116.8 million. In addition, we have a revolving line of credit for up to $10 million from First Republic Bank that is secured by certain of our investment banking receivables. As of March 31, 2006, there was no outstanding balance under this facility. In connection with our private equity investment business, we also historically maintained a revolving line of credit of $5 million with Silicon Valley Bank, however, this facility was determined to be no longer necessary and was terminated in February 2006. We have a secured financing arrangement with General Electric Capital Corporation that is secured by furniture, equipment and leasehold improvements, with a 3-year term and a variable interest rate at LIBOR plus 2.85%. As of March 31, 2006, the outstanding balance under this facility was $10.3 million.
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
     In connection with our initial public offering, we issued $33 million of redeemable unsecured senior notes to our former Class D and Class D-1 shareholders and are required to make principal and interest payments on these notes in accordance with their terms.
     Thomas Weisel Partners LLC, our wholly-owned subsidiary and a registered securities broker-dealer, is subject to the net capital requirements of the NYSE and the SEC’s uniform net capital rule. NYSE and SEC regulations also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met. At December 31, 2005 and 2004, Thomas Weisel Partners LLC had excess net capital of $34.6 million and $42.4 million, respectively, and at March 31, 2006, Thomas Weisel Partners LLC had excess net capital of $45.8 million. Regulatory net capital requirements change based on certain investment and underwriting activities. In connection with our transitioning to a new clearing broker, in November 2005 we terminated our previous subordinated borrowing facility with the affiliate of our current clearing broker and established a subordinated borrowing facility of $40 million with our new clearing broker. This new facility is in the form of a revolving note and subordination agreement. The terms of the revolving note are defined in an agreement approved by the NYSE and such borrowings, if and when drawn, will be considered in computing the net capital of our affiliated broker-dealer and available to support our investment banking and brokerage business. No amounts have been drawn under the new facility.
     Because of the nature of our investment banking and brokerage businesses, liquidity is of critical importance to us. Accordingly, we regularly monitor our liquidity position, including our cash and net capital positions. We believe that our current level of equity capital, which includes the net proceeds to us from our initial public offering, and funds anticipated to be provided by operating activities, will be adequate to meet our liquidity and regulatory capital requirements for the next 12 months.

     The following table provides a summary of our contractual obligations as of March 31, 2006:

	Remainder of 2006	2007-2008	2009-2010	2011- Thereafter	Total
	(In thousands)
Notes payable(1)	$6,800	$7,466	$1,697	$25,500	$41,463
Capital leases	188	197	—	—	385
Operating leases	13,137	35,449	32,724	42,896	124,206
General partner commitment to invest in private equity funds(2)	7,761	13,148	178	—	21,087
Guaranteed compensation payments	9,300	4,100	—	—	13,400

Total	$37,097	$60,449	$34,599	$68,396	$200,541

(1)	Includes the notes payable with remaining principal amount of $31.2 million as of March 31, 2006 that were issued in connection with our initial public offering. Also, includes secured fixed asset financing of $10.3 million. Does not include interest payable at variable rates on the notes payable.

(2)	The private equity fund commitments have no specified contractual contribution dates. The timing of these contributions are presented based upon estimated contribution dates.
Cash Flows
     During the three months ended March 31, 2006, we received cash proceeds of approximately $66.1 million from our initial public offering, net of unaffiliated underwriters’ discount and other expenses.
     First Quarter of 2006. Our cash and cash equivalents were $116.8 million at March 31, 2006, an increase of $26.6 million from December 31, 2005. Operating activities provided $11.4 million of cash, including cash generated from changes in operating assets and liabilities of $1.7 million and net income of $21.3 million less noncash items of $11.6 million. Our noncash items principally consist of depreciation and amortization of $2.4 million, offset by deferred tax benefit of $12.9 million and unrealized gains on partnership and other investments of $3.7 million. Cash provided by operating assets and liabilities of $1.7 million also resulted from a decrease in the balance due from our clearing broker of $11.8 million and an increase in accrued expenses and other liabilities of $14.5 million, partially offset by a $9.0 million increase in securities owned and a reduction in accrued compensation of $16.5 million, reflecting year-end payments of incentive compensation. Investing activities used $32.4 million of cash, including the purchase of $31.7 million of municipal and auction-rate securities, investment in private equity partnerships of $0.5 million and purchase of furniture, equipment and leasehold improvements of $0.9 million. Financing activities provided $47.6 million of cash, including cash proceeds received during the three months ended March 31, 2006 from issuance of common stock, net of expenses, of $66.1 million, partially offset by repayments of notes payable of $10.6 million and net distributions to members and withdrawal of capital of $7.8 million.
     First Quarter of 2005. Our cash and cash equivalents were $79.1 million at March 31, 2005, an increase of $21.1 million from December 31, 2004. Operating activities provided $31.3 million of cash, including cash generated from changes in operating assets and liabilities of $35.0 million, partially offset by a net loss of $6.2 million less noncash items of $2.5 million. Our noncash items principally consist of depreciation and amortization of $2.3 million. Cash generated by operating assets and liabilities of $31.3 million also resulted from a decrease in our net securities position of $33.4 million and a decrease in amounts due from our clearing broker of $5.4 million and an increase in accrued expense and other liabilities of $5.9 million, partially offset by a reduction in accrued compensation of $11.8 million, reflecting year-end payment of incentive compensation. Investing activities used $4.1 million of cash, including restricted cash deposits of $2.0 million, investment in private equity partnerships of $1.3 million and purchase of furniture, equipment and leasehold improvements of $0.5 million. Financing activities used $6.1 million of cash, including repayments of notes payable of $1.0 million and net distributions to members and withdrawal of capital of $4.9 million.

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
Interest Rate Risk
     Interest rate risk represents the potential loss from adverse changes in market interest rates. As we may hold U.S. Treasury securities and other fixed income securities as well as convertible debt securities and incur interest-sensitive liabilities from time to time, we are exposed to interest rate risk arising from changes in the level and volatility of interest rates and in the shape of the yield curve. In particular, as discussed in Note 8 — Notes Payable in the notes to our unaudited condensed consolidated financial statements for the three months ended March 31, 2006, we issued floating rate notes to CalPERS and Nomura in connection with our reorganization on February 7, 2006. Certain interest rate risk is managed through the use of short positions in U.S. government and corporate debt securities and other instruments.

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
Liability for Lease Losses
     Our accrued expenses and other liabilities include a liability for lease losses related to office space that we sub-leased or abandoned due to staff reductions. The liability for lease losses was $7.4 million at March 31, 2006 and will expire with the termination of the relevant facility leases through 2010. We estimate our liability for lease losses as the net present value of the differences between lease payments and receipts under sublease agreements, if any. This liability is affected by our estimate of future facility requirements and sublease assumptions. If we subsequently determine that we will not utilize space or decide to sublease additional space, this liability could increase with a corresponding charge to expenses.
     During the first quarter of 2006 we recorded a $1.5 million charge related to our leased premises in Menlo Park. We recorded the additional reserve for the subleased space as the current subtenant notified us in March 2006 that they would not be exercising their option to extend their sublease and current lease rates for commercial office space in Menlo Park are substantially lower than the current sublease rate for these premises.
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
Deferred Tax Valuation Allowance
     As a corporation, we are subject to federal and state income taxes. In determining our provision for income taxes, we recognize deferred tax assets and liabilities based on the difference between the carrying value of assets and liabilities for financial and tax reporting purposes. For our investments in partnerships, adjustments to their carrying value are made based on determinations of the fair value of underlying investments held by such partnerships. Both upward and downward adjustments to the carrying value of investment partnerships, which are recorded as unrealized gains and losses in the consolidated statement of operations, represent timing differences until such time as these gains and losses are realized. As of March 31, 2006, we have net unrealized capital losses on these investment partnerships. To the extent we are not able to generate future realized capital gains, we would not be able to recognize our deferred tax asset as a tax benefit. Due to the uncertainty of our ability to generate future realized capital gains to offset capital losses, we recorded a valuation allowance for the deferred tax asset attributable to net unrealized losses in our investment partnerships. As of March 31, 2006, the deferred tax asset recorded to reflect these net unrealized losses is $8.6 million. The valuation allowance is also $8.6 million.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Quantitative and qualitative disclosure about market risk is set forth under Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” of this Quarterly Report on Form 10-Q.
Item 4. Controls and Procedures
     As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of our disclosure controls and procedures was carried out by our Disclosure Committee, which includes our Chief Executive Officer and Chief Financial Officer. The purpose of this evaluation was to determine the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Disclosure Committee, which includes our Chief Executive Officer and Chief Financial Officer, unanimously concluded that such disclosure controls and procedures were effective.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     The following description includes developments with respect to our litigation matters that occurred in the first quarter of 2006 and should be read in conjunction with our discussion set forth under “Legal Proceedings” in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2005.
•	Research Matters. During 2004, we entered into a settlement with the SEC, NYSE, NASD and various state securities regulators to resolve charges that a portion of our research was improperly influenced in order to obtain investment banking business in violation of federal or state securities law. During the year ended December 31, 2004, we settled the matter with the various regulators for a total of $10 million in fines and disgorgement and $2.5 million for the provision of independent research over a five-year period. These settlement amounts had previously been accrued by us during the year ended December 31, 2002. Additionally, in 2004, we escrowed $1.25 million to pay costs associated with an independent consultant to procure the independent research noted above. Such costs will be expensed by us as they are incurred. On February 14, 2006, Newline Corporate Name Ltd. (UK), a member of the syndicate that underwrote our investment banking errors and omissions insurance policy, filed a complaint seeking declaratory relief regarding insurance obligations in connection with this matter and seeking repayment of approximately $3.8 million of amounts previously disbursed to us in connection with this settlement. We believe we have meritorious defenses to these actions and intend to vigorously defend against them.
•	In re Leadis Technology, Inc. Securities Litigation. We have been a defendant in a purported class action litigation brought in connection with Leadis Technology, Inc.’s initial public offering in June 2004. The consolidated complaint, filed in the United States District Court for the Northern District of California on August 8, 2005, alleged violations of federal securities laws against Leadis and certain of its directors and officers as well as the company’s underwriters, including us, based on alleged misstatements and omissions in the registration statement. On March 1, 2006 the complaint against us in this matter was dismissed by the court with prejudice. Subsequently, on March 28, 2006, the plaintiffs in this matter appealed the dismissal. We believe we have meritorious defenses to these actions and intend to vigorously defend against them.
Item 1A. Risk Factors
     There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Our initial public offering of common stock closed on February 7, 2006. In connection with the completion of our initial public offering, we carried out a number of reorganization transactions to have Thomas Weisel Partners Group, Inc. succeed to the business of Thomas Weisel Partners Group LLC. In connection with these reorganization transactions members of Thomas Weisel Partners Group LLC received an aggregate of 17,347,270 shares of common stock of Thomas Weisel Partners Group, Inc. in exchange for their membership interests in Thomas Weisel Partners Group LLC. This issuance of shares of common stock was not registered under the Securities Act of 1933, as amended, because the shares were offered and sold in transactions exempt from registration pursuant to Section 4(2) of the Securities Act.
     On February 7, 2006, we issued 4,783,670 shares of our common stock and selling stockholders sold 1,216,330 shares of our common stock in a registered public offering pursuant to a Registration Statement on Form S-1, which was declared effective by the SEC on February 1, 2006 (Commission file number 333-129108), and pursuant to an additional Registration Statement on Form S-1 (Commission file number 333-131470), which was filed on February 1, 2006 pursuant to SEC Rule 462(b) and which became effective automatically upon filing. On February 10, 2006, our underwriters exercised their option to acquire an additional 900,000 shares of our common stock and as a result we issued 130,770 additional shares of our common stock and a selling stockholder sold 769,230 additional shares of our common stock, in each case on February 14, 2006. Our initial public offering has terminated, and all securities registered pursuant to the Registration Statements have been sold. The underwriters for our initial public offering were Thomas Weisel Partners LLC (our wholly-owned subsidiary), Keefe, Bruyette & Woods, Inc. and Fox-Pitt, Kelton Incorporated, with Thomas Weisel Partners LLC and Keefe, Bruyette & Woods, Inc. acting as co-managing underwriters. In our initial public offering we issued an aggregate of 4,914,440 shares of common stock at an aggregate offering price to the public of $73,716,600 and selling stockholders sold an additional 1,985,560 shares (the proceeds of which were retained by those selling stockholders). In our initial public offering the underwriters’ discount was $1.05 per share (or approximately $2.2 million of unaffiliated underwriters’ discount in the aggregate) and the amount of additional expenses incurred by us in connection with the issuance and distribution of the common stock in our initial public offering was approximately $5.3 million. As a result, the net offering proceeds to us from the offering after subtracting the underwriters’ discount and these other expenses was approximately $66.2 million.
     The proceeds of our initial public offering have been used as follows: (i) approximately $7.9 million was used to pay off notes payable, (ii) approximately $18.3 million was used to pay off an intercompany payable to Thomas Weisel Partners LLC and (iii) approximately $40 million remains invested in municipal debt securities, auction rate securities and tax exempt money market funds. It is our expectation that the full amount of the proceeds of the offering will be used by us for general corporate purposes.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
There were no matters submitted to a vote of security holders during the quarterly period ended March 31, 2006.
Item 5. Other Information
None.

Item 6. Exhibits
See the Exhibit Index on pages E-1 through E-2 for a list of the exhibits being filed or furnished with or incorporated by reference into this Quarterly Report on Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOMAS WEISEL PARTNERS GROUP, INC.

Date: May 8, 2006	By:	/s/ Thomas W. Weisel
Name: Thomas W. Weisel
Title: Chairman and Chief Executive Officer

Date: May 8, 2006	By:	/s/ Robert K. West
Name: Robert K. West
Title: Chief Financial Officer

S-1

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Plan of Reorganization and Merger Agreement, dated as of October 14, 2005, by and among Thomas Weisel Partners Group LLC, Thomas Weisel Partners Group, Inc. and TWPG Merger Sub LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s registration statement on Form S-1/A (No. 333-129108) filed on December 13, 2005)
2.2	Agreement and Plan of Merger between Thomas Weisel Partners Group, Inc. and Thomas Weisel Partners Group LLC (incorporated by reference to Exhibit 2.2 to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 000-51730) filed on March 29, 2006)
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S-1 (No. 333-129108) filed on October 19, 2005)
3.2	By-Laws (incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form S-1 (No. 333-129108) filed on October 19, 2005)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 000-51730) filed on March 29, 2006)
4.2	Registration Rights Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 000-51730) filed on March 29, 2006)
4.3	Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 000-51730) filed on March 29, 2006)
10.1	Partners’ Equity Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 000-51730) filed on March 29, 2006)
10.2+	Form of Employment Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s registration statement on Form S-1/A (No. 333-129108) filed on January 17, 2006)
10.3	Form of Pledge Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s registration statement on Form S-1/A (No. 333-129108) filed on January 17, 2006)
10.4+	Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s registration statement on Form S-1/A (No. 333-129108) filed on February 1, 2006)
10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s registration statement on Form S-1/A (No. 333-129108) filed on January 17, 2006)
10.6	Form of Tax Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s registration statement on Form S-1/A (No. 333-129108) filed on January 17, 2006)
10.7	Letter Agreement, dated as of January 27, 2006, between Thomas Weisel Partners Group LLC and California Public Employees’ Retirement System (incorporated by reference to Exhibit 10.14 to the Registrant’s registration statement on Form S-1/A (No. 333-129108) filed on February 1, 2006)

E-1

Exhibit
Number	Description
10.8+	Thomas Weisel Partners Group, Inc. Bonus Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s registration statement on Form S-1/A (No. 333-129108) filed on February 1, 2006)
10.9+	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.17 to the Registrant’s registration statement on Form S-1/A (No. 333-129108) filed on February 1, 2006)
10.10+	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.18 to the Registrant’s registration statement on Form S-1/A (No. 333-129108) filed on February 1, 2006)
10.11+	CEO Employment Agreement (incorporated by reference to Exhibit 10.19 to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 000-51730) filed on March 29, 2006)
10.12*	Fully Disclosed Clearing Agreement dated as of August 15, 2005 by and between National Financial Services LLC and Thomas Weisel Partners LLC.
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith.

+	Indicates a management contract or a compensatory arrangement.

E-2