Form 10-Q
period 2006-06-30
Thomas Weisel Partners Group, Inc.
filed 2006-08-09
CIK 1340354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
     As of August 8, 2006 there were 25,843,612 shares of the registrant’s common stock outstanding.

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
-ii-

Special Note Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q in Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections includes forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “intend” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include expectations as to our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined under Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as supplemented and amended by the risks outlined under Part II, Item 1A — “Risk Factors” in this Quarterly Report on Form 10-Q. See “Where You Can Find More Information” on the preceding page.
     Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We are under no duty to update any of these forward-looking statements after the date of this filing to conform our prior forward-looking statements to actual results or revised expectations.
     Forward-looking statements include, but are not limited to, the following:
•	the statement about our intention to maintain aggregate compensation and benefits expense, excluding expenses relating to equity awards made in connection with our initial public offering, within the range of 55% to 58% of annual net revenues (excluding investment gains and losses attributable to investments in partnerships and other securities) in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Expenses” in this Quarterly Report on Form 10-Q;

•	the statement in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” in this Quarterly Report on Form 10-Q about our belief that historical venture capital investment is an important indicator of future investment banking activity in our target sectors;

•	the statements in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q about our estimates of the total maximum amount of waived management fees available to be recognized as revenue in the future;

•	the discussion of our ability to meet liquidity and regulatory capital requirements with our current level of equity capital, net proceeds to us from our initial public offering, our May 2006 offering and funds anticipated to be provided by operating activities in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in this Quarterly Report on Form 10-Q; and

•	the statement in Part II, Item IA – “Risk Factors” in this Quarterly Report on Form 10-Q about our belief that the SEC’s July 2006 interpretive guidance relating to “soft dollar” practices will not materially affect our brokerage business.
-iii-

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
(formerly Thomas Weisel Partners Group LLC and Subsidiaries)
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share and per share data)
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Cash and equivalents	$121,378	$90,193
Restricted cash and cash required to be segregated under Federal or other regulations	6,468	10,517
Securities owned — at market value	138,833	98,527
Receivable from clearing broker	—	9,555
Corporate finance and syndicate receivables (net of allowance for doubtful accounts of $70 at June 30, 2006 and $0 at December 31, 2005)	20,618	10,479
Investments in partnerships and other securities	39,185	38,920
Other investments	80,172	4,632
Property and equipment, net	26,746	29,600
Receivables from related parties (net of allowance for doubtful loans of $2,585 at June 30, 2006 and $3,316 at December 31, 2005)	3,216	4,911
Deferred tax assets, net of valuation allowance	13,763	—
Other assets (net of allowance for doubtful accounts of $39 at June 30, 2006 and $0 at December 31, 2005)	17,553	15,489

Total assets	$467,932	$312,823

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERENCE STOCK, SHAREHOLDERS’ AND MEMBERS’ EQUITY (DEFICIT)
Liabilities:
Securities sold, but not yet purchased — at market value	$58,867	$84,986
Payable to clearing broker	46,368	—
Payables to customers	—	3,343
Accrued compensation	26,766	42,889
Accrued expenses and other liabilities	47,104	48,671
Capital lease obligations	261	445
Notes payable	35,424	19,094

Total liabilities	214,790	199,428

Redeemable Convertible Preference Stock:
Class C redeemable preference shares	—	48,792
Class D redeemable convertible shares	—	100,000
Class D-1 redeemable convertible shares	—	75,000

Total redeemable convertible preference stock	—	223,792

Shareholders’ and Members’ Equity (Deficit):
Class A shares	—	26,442
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 25,843,612 and 0 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	258	—
Additional paid-in capital	348,721	—
Retained earnings (accumulated deficit)	(95,500)	(136,530)
Accumulated other comprehensive income (loss)	(337)	(309)

Total shareholders’ and members’ equity (deficit)	253,142	(110,397)

Total liabilities, redeemable convertible preference stock, shareholders’ and members’ equity (deficit)	$467,932	$312,823

See accompanying notes to unaudited condensed consolidated financial statements.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
(formerly Thomas Weisel Partners Group LLC and Subsidiaries)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Brokerage	$29,776	$33,817	$64,163	$69,690
Investment banking	28,156	15,138	64,650	31,423
Asset management	5,383	10,035	12,335	17,955
Interest income	3,062	892	5,274	1,963

Total revenues	66,377	59,882	146,422	121,031
Interest expense	(2,643)	(885)	(4,712)	(2,071)

Net revenues	63,734	58,997	141,710	118,960

Expenses excluding interest:
Compensation and benefits	35,398	38,184	77,334	79,013
Floor brokerage and trade execution	6,388	6,752	13,084	13,938
Communications and data processing	4,218	4,084	8,567	8,721
Depreciation and amortization	2,127	2,334	4,481	4,670
Marketing and promotion	2,759	3,373	5,692	6,850
Occupancy and equipment	3,603	3,938	8,264	7,283
Other expense	4,730	5,274	9,299	9,164

Total expenses	59,223	63,939	126,721	129,639

Income (loss) before taxes	4,511	(4,942)	14,989	(10,679)
Provision for taxes (tax benefit)	1,191	818	(9,640)	1,282

Net income (loss)	3,320	(5,760)	24,629	(11,961)

Preferred dividends and accretion:
Class D redeemable convertible shares	—	(1,750)	(710)	(3,500)
Class D-1 redeemable convertible shares	—	(937)	(380)	(1,875)
Accretion of Class C redeemable preference stock	—	(1,381)	(518)	(2,725)

Net income (loss) attributable to common shareholders and to class A, B and C shareholders	$3,320	$(9,828)	$23,021	$(20,061)

Earnings per share:
Basic earnings per share	$0.14	—	$1.04	—
Diluted earnings per share	$0.14	—	$1.02	—

Weighted average shares used in computation of per share data:
Basic weighted average shares outstanding	23,994	—	22,126	—
Diluted weighted average shares outstanding	24,535	—	22,569	—

Pro forma, as adjusted:*
Pro forma net revenues			$141,572
Pro forma income (loss) before taxes			14,850
Pro forma provision for taxes (tax benefit)			(8,207)
Pro forma net income (loss)			23,056
Pro forma preferred dividends and accretion			—
Pro forma net income (loss) attributable to common shareholders			23,056

Pro forma earnings per share:
Pro forma basic earnings per share			$1.04
Pro forma diluted earnings per share			$1.02

Pro forma weighted average shares used in the computation of per share data:
Pro forma basic weighted average shares outstanding			22,126
Pro forma diluted weighted average shares outstanding			22,569

*	See Note 16 to the unaudited condensed consolidated financial statements.
See accompanying notes to unaudited condensed consolidated financial statements.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
(formerly Thomas Weisel Partners Group LLC and Subsidiaries)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ AND MEMBERS’ EQUITY (DEFICIT)
(In thousands)
(Unaudited)

					Retained	Accumulated	Total	Total
			Paid-In	Additional	Earnings	Other	Shareholders’ and	Comprehensive
	Common Stock		Capital	Paid-in	(Accumulated	Comprehensive	Members’ Equity	Income
	Shares	Amount	Class A	Capital	Deficit)	Income (Loss)	(Deficit)	(Loss)
Balance, December 31, 2005	—	$—	$26,442	$—	$(136,530)	$(309)	$(110,397)	$—
Net income for the period January 1, through February 7, 2006	—	—	—	—	3,551	—	3,551	3,551
Distributions:
Class D redeemable convertible shares	—	—	—	—	(710)	—	(710)	—
Class D-1 redeemable convertible shares	—	—	—	—	(380)	—	(380)	—
Accretion of Class C redeemable preference shares	—	—	—	—	(518)	—	(518)	—
Contributions — Class A shares	—	—	283	—	—	—	283	—
Currency translation adjustment	—	—	—	—	—	(28)	(28)	(28)
Reorganization from an LLC to a C Corporation:
Issuance of common shares for Class A and A-1 shares	13,274	133	(26,725)	26,592	—	—	—	—
Issuance of common shares for Class C redeemable preference shares	1,304	13	—	31,287	18,009	—	49,309	—
Issuance of common shares for Class D and D-1 redeemable convertible shares	2,769	28	—	145,244	—	—	145,272	—
Issuance of common stock in initial public offering, net of underwriting discounts	4,915	49	—	71,626	—	—	71,675	—
Direct costs of initial public offering	—	—	—	(5,330)	—	—	(5,330)	—
Share-based compensation expense	—	—	—	2,966	—	—	2,966	—
Issuance of common stock in follow-on offering, net of underwriting discounts	3,582	35	—	76,811	—	—	76,846	—
Direct costs of follow-on offering	—	—	—	(475)	—	—	(475)	—
Net income from February 8, 2006 to June 30, 2006	—	—	—	—	21,078	—	21,078	21,078

Balance, June 30, 2006	25,844	$258	$—	$348,721	$(95,500)	$(337)	$253,142	$24,601

See accompanying notes to unaudited condensed consolidated financial statements.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
(formerly Thomas Weisel Partners Group LLC and Subsidiaries)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2006	2005
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$24,629	$(11,961)
Non-cash items included in net income (loss):
Depreciation and amortization of property and equipment	4,481	4,670
Share-based compensation expense	2,966	—
Deferred tax provision (benefit)	(13,763)	—
Provision for doubtful accounts	109	13
Provision for facility lease loss	1,474	200
Deferred rent expense	(204)	354
Unrealized and realized (gains) losses on partnership and other investments	(5,601)	(654)
Other	446	(12)
Net effect of changes in operating assets and liabilities:
Cash segregated under federal or other regulations	4,049	755
Securities owned and securities sold, but not yet purchased—net	(66,425)	35,408
Corporate finance and syndicate receivables	(7,798)	2,757
Distributions from investment partnerships	9,155	(24)
Other assets	(2,192)	658
Receivable from/payable to clearing broker—net	55,923	(18,914)
Accrued expenses and other liabilities	1,870	541
Payable to customers	(3,343)	(50)
Accrued compensation	(16,123)	(4,241)

Net cash provided by (used in) operating activities	(10,347)	9,500

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,625)	(626)
Sale of property and equipment	—	282
Acquisition of intangible asset	—	(253)
Restricted cash deposits	—	(2,000)
Partnership investments purchased	(1,718)	(1,173)
Other investments purchased	(107,720)	—
Proceeds from sale of investments	32,277	488

Net cash used in investing activities	(78,786)	(3,282)

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of capital lease obligation	(184)	(485)
Repayments of notes payable	(13,833)	(2,000)
Proceeds from issuance of common stock, net of expenses	142,098	—
Contributions from members	283	1,497
Distributions to members	(6,465)	(5,375)
Withdrawals of capital	(1,581)	(202)

Net cash provided by (used in) financing activities	120,318	(6,565)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	31,185	(347)
CASH AND CASH EQUIVALENTS—Beginning of period	90,193	57,993

CASH AND CASH EQUIVALENTS—End of period	$121,378	$57,646

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$4,248	$1,836

Cash paid for taxes	$6,930	$—

Non-cash financing activities:
Issuance of common shares and warrant for Class C, D and D-1 redeemable convertible preference shares	$194,581	$—

Issuance of senior notes for Class D and D-1 redeemable convertible preference shares	$29,728	$—

Acquired property and equipment under capital lease	$—	$374

See accompanying notes to unaudited condensed consolidated financial statements.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
(formerly Thomas Weisel Partners Group LLC and Subsidiaries)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
Organization
     Thomas Weisel Partners Group, Inc., a Delaware corporation, together with its subsidiaries (collectively, the “Firm”), is an investment banking firm headquartered in San Francisco, with additional offices in Silicon Valley, Boston, New York City and Mumbai, India.
     The Firm operates and is managed as a single operating segment providing investment services that include securities brokerage, investment banking, equity research and asset management. The Firm operates on an integrated basis to best meet the needs of its clients.
     The Firm primarily conducts its securities brokerage, investment banking and equity research business through Thomas Weisel Partners LLC (“TWP”). TWP is a registered broker-dealer under the Securities Exchange Act of 1934, is a member of the New York Stock Exchange, Inc. (“NYSE”), American Stock Exchange and the National Association of Securities Dealers, Inc. (“NASD”) and is also a registered introducing broker under the Commodity Exchange Act and member of the National Futures Association. TWP introduces on a fully disclosed basis its proprietary and customer securities transactions to another broker-dealer for clearance and settlement. TWP conducts certain activities through its wholly-owned subsidiary, Thomas Weisel International Private Limited (“TWIPL”), a company formed under the laws of India and approved by the NYSE as a branch of TWP in October 2005.
     The Firm primarily conducts its asset management business through Thomas Weisel Capital Management LLC (“TWCM”), a registered investment adviser under the Investment Advisers Act of 1940, which manages a series of investment funds in venture capital and fund of funds through the following subsidiaries (the “Asset Management Subsidiaries”):
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
Initial Public Offering and Reorganization Transactions
     Thomas Weisel Partners Group, Inc. completed its initial public offering on February 7, 2006. The Firm’s net proceeds from the initial public offering were $66.3 million.
     In connection with the closing of the initial public offering, a number of reorganization transactions were carried out in order to cause Thomas Weisel Partners Group, Inc. to succeed to the business of Thomas Weisel Partners Group LLC. In the reorganization transactions, the members of Thomas Weisel Partners Group LLC received shares of common stock of Thomas Weisel Partners Group, Inc. and, in the case of holders of Class D and D-1 shares, received additional consideration in the form of notes and warrants of Thomas Weisel Partners Group, Inc., in exchange for all of their membership interests and shares of redeemable convertible preference stock of Thomas Weisel Partners Group LLC. The notes that certain members received resulted in $33.0 million of additional debt for the Firm, recorded at the date of issuance at the estimated fair value of the debt of $29.7 million. See Note 8 — Notes Payable for details on the notes issued and Note 9 — Earnings Per Share for details on the warrants issued.

Follow-On Offering
     On May 23, 2006, Thomas Weisel Partners Group, Inc. completed a follow-on offering of its common stock in which it issued and sold 3,581,902 shares of common stock. The Firm received net proceeds from the sale of shares of common stock in this follow-on offering of $76.4 million. As of June 30, 2006 there were 25,843,612 shares of common stock of Thomas Weisel Partners Group, Inc. outstanding.
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
     The condensed consolidated financial statements and these notes are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The results of operations for the three and six months ended June 30, 2006 may not be indicative of future results.
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
     Staff Accounting Bulletin No. 107—“Share-Based Payment” (SAB No. 107). In March 2005, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, which expresses the SEC staff’s views on SFAS No. 123(R). In particular, SAB No. 107 describes the SEC staff’s views on share-based payment transactions with non-employees; topics relating to valuation methods, such as guidance regarding estimates of expected volatility and term; the classification of share-based compensation expense; non-GAAP financial measures in the financial statements relating to share-based payments; capitalization of compensation cost related to share-based payment arrangements; accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R); and disclosure in Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to share-based payments subsequent to adoption of SFAS No. 123(R). The Firm has adopted SAB No. 107 in conjunction with its adoption of SFAS No. 123(R).
     Statement of Financial Accounting Standards No. 154 —“Accounting Changes and Error Corrections”(SFAS No. 154). In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This statement supersedes APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. The statement applies to all voluntary changes in accounting principle; changing the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. The statement requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The Firm has adopted this statement effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Firm’s condensed consolidated financial statements.
     Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN No. 48). In June 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Firm is currently evaluating the impact, if any, that the adoption of FIN No. 48 will have on the Firm’s condensed consolidated financial statements.
NOTE 3 — SHAREHOLDERS’ AND MEMBERS’ EQUITY (DEFICIT)
     Prior to the Firm’s initial public offering, the Firm operated as a limited liability company. The Limited Liability Company Agreement (the “LLC Agreement”) set forth the rights and obligations of members of the Firm and provided that the Firm’s Executive Committee was responsible for managing the affairs of the Firm. In connection with the Firm’s conversion to a corporation, a Board of Directors (the “Board”) was constituted with ultimate responsibility for management of the Firm.
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
Income (Loss) Attributable to Class A, B and C Shareholders
     The Firm’s net income (loss) for the six months ended June 30, 2005 is shown after deducting the guaranteed return to Class A shareholders included in compensation and benefits expense. The Firm deducts all preferred returns payable from net income, including preferred dividends payable to Class D and D-1 shareholders and accretion of Class C shares to arrive at net income (loss) attributable to Class A, B and C shareholders.

NOTE 4 — SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED
     Securities owned and securities sold, but not yet purchased, consist of securities at quoted market prices, as follows (in thousands):

	June 30, 2006		December 31, 2005
		Sold, But		Sold, But
		Not Yet		Not Yet
	Owned	Purchased	Owned	Purchased
Equity securities	$5,845	$51,868	$15,232	$74,685
Convertible bonds	132,988	6,999	83,295	4,321
U.S. Treasury Securities	—	—	—	5,980

Total securities owned and securities sold, but not yet purchased	$138,833	$58,867	$98,527	$84,986

     At June 30, 2006 and December 31, 2005, securities sold, but not yet purchased are collateralized by securities owned that are held at the clearing broker.
     Convertible bonds include certain securities that are not readily marketable. These are investment securities that cannot be publicly offered or sold unless registration has been affected under the Securities Act of 1933. The estimated fair value of the securities not readily marketable included in the convertible bonds is approximately $0.6 million and $0.0 million at June 30, 2006 and December 31, 2005, respectively.
NOTE 5 — INVESTMENTS IN PARTNERSHIPS AND OTHER SECURITIES
     Investments in partnerships and other securities consist of investments recorded at estimated fair value, as follows (in thousands):

	June 30, 2006	December 31, 2005
Private equity investments	$38,673	$38,292
Other investments in partnerships and securities	512	628

Total investments in partnerships and other securities	$39,185	$38,920

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

NOTE 6 — OTHER INVESTMENTS
     Other investments consist of investments recorded at market prices as follows (in thousands):

	June 30, 2006	December 31, 2005
Auction rate securities	$50,000	$—
Equity securities	4,110	4,632
Municipal debt securities	26,062	—

Total other investments	$80,172	$4,632

     Other investments does not include (i) private equity investments (see Note 5 — Investments in partnerships and other securities) or (ii) securities owned and securities sold, not yet purchased, for the purpose of conducting the Firm’s brokerage operations (see Note 4 — Securities owned and securities sold, but not yet purchased).
     During the six months ended June 30, 2006, Thomas Weisel Partners Group, Inc. completed its initial public offering and a follow-on offering of common stock. Of the $142.7 million of net proceeds from these offerings, $76.1 million has been invested in auction rate securities and municipal debt securities that have been included in other investments. The auction rate securities represent short-term municipal securities of high investment grade rating, interest on which is exempt from federal income tax.
NOTE 7 — RELATED PARTY TRANSACTIONS
     Receivables from related parties consist of the following (in thousands):

	June 30, 2006	December 31, 2005
Co-Investment Fund loans to employees and former employees	$4,709	$6,480
Employee loans and other employee receivables	1,092	1,747
Allowance for doubtful loans	(2,585)	(3,316)

Total receivables from related parties	$3,216	$4,911

Related Party Loans
     Co-Investment Funds — In 2000 and 2001 the Firm established an investment program for employees wherein employees who qualified as accredited investors were able to contribute up to 4% of their compensation to private equity funds (the “Co-Investment Funds”). The Co-Investment Funds were established solely for employees of the Firm and invested side-by-side with the Firm’s affiliates, Thomas Weisel Capital Partners, L.P. (a private equity fund formerly managed by the Firm) and Thomas Weisel Venture Partners L.P. As part of this program, the Firm made loans to employees for capital contributions to the Co-Investment Funds in amounts up to 400% of employees’ contributions. The Firm holds as collateral the investment in the Co-Investment Funds and establishes a reserve that reduces the carrying value of the receivable to the fair value of the collateralized ownership interest of the employees and former employees in the Co-Investment Funds. The Firm discontinued the investment program for employees in 2002. For the three and six months ended June 30, 2006, the Co-Investment Funds distributed $0.3 million and $1.7 million, respectively, which was credited towards repayment of loans to employees. There were no distributions for the three and six months ended June 30, 2005.
     Employee Loans — The Firm from time to time prior to its initial public offering made unsecured loans to its employees. These loans were not part of a Firm program, but were made as a matter of course. The Firm has established a reserve for the face value of these loans.
Other Related Party Transactions
     The Firm provides personal office services to Mr. Weisel, its Chairman and Chief Executive Officer. Beginning January 1, 2006 the Firm reached an agreement with Mr. Weisel that he would reimburse the Firm for expenses the Firm incurs for these services. Amounts incurred by the Firm for these services for the three and six months ended June 30, 2006 were $60,119 and $122,233, respectively.
     In addition, Mr. Weisel and certain other employees of the Firm from time to time use an airplane owned by Ross Investments Inc., an entity wholly owned by Mr. Weisel, for business travel. The Firm and Ross Investments, Inc. have adopted a time-sharing agreement in accordance with Federal Aviation Regulation 91.501 to govern the Firm’s use of the Ross Investments, Inc. aircraft, pursuant to which the Firm reimburses Ross Investments Inc. for the travel expenses in an amount generally comparable to the expenses the Firm would have incurred for business travel on commercial airlines for similar trips. For the three months ended June 30, 2006 and 2005 the Firm paid $337,419 and $18,903, respectively, to Ross Investments Inc. on account of such expenses. For the six months ended June 30, 2006 and 2005 the Firm paid $365,552 and $63,888, respectively, to Ross Investments Inc. on account of such expenses.
NOTE 8 — NOTES PAYABLE
Senior Notes
     Concurrent with its initial public offering, the Firm issued three separate unsecured senior notes in the aggregate principal amount of $33 million. Two notes, each $10.0 million in principal, were issued to California Public Employees’ Retirement System. The first $10.0 million note was called “Senior Note” and the second $10 million note was called “Contingent Payment Senior Note”. The third note, in the principal amount of $13.0 million, was issued to Nomura America Investment, Inc. and was also called “Senior Note” with similar terms and covenants to the Senior Note issued to California Public Employees’ Retirement System. Both note holders were investors in Thomas Weisel Partners Group LLC, the predecessor to Thomas Weisel Partners Group, Inc., and received the notes in partial consideration of exchange of their Class D and D-1 redeemable convertible shares. See Note 1 – Organization and Basis of Presentation for details on the reorganization transactions.
     The two Senior Notes in the aggregate principal amount of $23.0 million bear interest at a floating rate equal to the mid-term applicable federal rate in effect from time to time and mature in 2011. The Contingent Payment Senior Note bears no interest and provides for payments as and when certain distributions from Thomas Weisel Capital Partners, L.P. (a private equity fund formerly managed by the Firm), are made, with a maximum term of five years. As the interest rate terms for all three notes are at amounts more favorable than the current market incremental borrowing rate for the Firm, the notes were recorded at fair value and the discounts are being amortized over the terms of the loans. As the term of the Contingent Payment Senior Note is linked to distributions, as described above, estimates were made by the Firm and applied in determining the estimated term of the Contingent Payment Senior Note and the associated discount. The discount for the Contingent Payment Senior Note is being amortized over its full expected term maturing in 2011.
Covenants
     The Senior Notes, Contingent Payment Senior Note and Secured Note shown below include financial covenants including restrictions on additional indebtedness and requirements that the notes be repaid should the Firm enter into a transaction to liquidate or dispose of all or substantially all of its property, business or assets. The Secured Note also contains various covenants and restrictions, the most restrictive of which require the Firm to maintain a minimum net worth. The Firm was in compliance with all covenants at June 30, 2006 and December 31, 2005.
     Notes payable consists of the following (in thousands):

			December 31, 2005
	June 30, 2006		(principal amount
	Principal Amount	Carrying Amount	and carrying amount)
Senior Note (a)	$13,000	$11,957	$—
Senior Note (a)	10,000	9,197	—
Contingent Payment Senior Note (b)	5,927	4,937	—
Secured Note, floating at LIBOR + 2.85%(c)	9,333	9,333	11,200
Note at LIBOR + 2.00% (d)	—	—	2,894
Note at Prime + 0.50% (d)	—	—	5,000

Total notes payable	$38,260	$35,424	$19,094

(a)	The Firm has recorded the debt principal at a discount to reflect the below-market stated interest rate of these notes. The Firm amortizes the discount to interest expense so that the interest expense approximates the Firm’s incremental borrowing rate.

(b)	The Contingent Payment Senior Note has a variable due date based upon certain distributions received from certain private equity funds. The Firm has recorded the debt principal at a discount and amortizes the discount to interest expense so that the interest expense on this non-interest bearing note approximates the Firm’s incremental borrowing rate. For the three and six months ended June 30, 2006, the Firm received $2.3 million and $4.1 million, respectively, in distributions that were used to repay principal on this note.

(c)	Amounts are due in equal monthly installments through December 2008. The note is secured by all the fixed assets and leasehold improvements of the Firm.

(d)	Fully repaid during the three months ended March 31, 2006.
     The Firm also pays a commitment fee of 1.0% on a $40.0 million subordinated borrowing facility (see Note 15 – Subordinated Borrowings), which was not drawn upon during 2006.
     The following are the weighted-average interest rates for these borrowings:

	June 30, 2006	December 31, 2005
Weighted-average interest rate	7.37%	6.28%
     Scheduled principal payments for borrowings at June 30, 2006 are as follows (in thousands):

June 30, 2006
July 1, 2006 through December 31, 2006	$1,867
2007	6,136
2008	3,733
2009	—
2010	1,024
Thereafter	25,500

Total	$38,260

NOTE 9 — EARNINGS PER SHARE
     The Firm calculates its basic and diluted earnings per share in accordance with SFAS No. 128, Earnings per Share. Basic shares outstanding for the six months ended June 30, 2006 are calculated assuming exchange of the Firm’s Class C, D and D-1 redeemable convertible preference shares and Class A shares for shares of common stock, notes payable and a warrant as if these transactions had been consummated on January 1, 2006. The sales of shares of common stock pursuant to the Firm’s initial public offering are considered outstanding from the date of the initial public offering and the sales of shares of common stock pursuant to the Firm’s follow-on offering are considered outstanding from the date of the follow-on offering. See Note 1 — Organization and Basis of Presentation for discussion of the initial public offering and reorganization transactions and the follow-on offering.
     Diluted shares outstanding for the three and six months ended June 30, 2006 are calculated including the effect of the dilutive instruments. The Firm uses the treasury stock method to reflect the potential dilutive effect of the unvested restricted stock units, warrant and unexercised stock options.
     For purposes of computing dilutive shares outstanding, the shares of common stock underlying unvested restricted stock units of 1,847,972 as of June 30, 2006 are assumed to have been delivered at the times of the grants. In applying the treasury stock method, the assumed proceeds from the assumed vesting and delivery were equal to the sum of (a) the amount of compensation cost attributed to future services and not yet recognized as of June 30, 2006 and (b) the amount of tax benefit that was credited to additional paid-in capital assuming vesting and delivery of the restricted stock units. The tax benefit is the amount resulting from a tax deduction for compensation in excess of compensation expense recognized for financial reporting purposes. The proceeds for the three and six months ended June 30, 2006 were assumed to be used to purchase the shares of common stock at the average market price during the three months ended June 30, 2006 and the period February 7, 2006 to June 30, 2006, respectively. The incremental shares of 408,450 and 309,043 for the three and six months ended June 30, 2006, respectively, were equal to the difference between the number of shares assumed issued on grant dates and the number of shares assumed purchased and were included in the denominator of the diluted earnings per share computations for the periods that they were outstanding during the three and six months ended June 30, 2006, respectively.
     For purposes of computing dilutive shares outstanding for the three and six months ending June 30, 2006, exercise of the warrant was assumed at the beginning of each period and shares of common stock of 486,486 were assumed to be issued. The incremental shares of 132,946 and 133,492 for the three and six months ended June 30, 2006, respectively, were calculated as the difference between the number of shares assumed issued and the number of shares assumed purchased at the average share price during each period and were included in the denominator of the diluted EPS computation.
     Stock options for 32,831 shares of common stock were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2006 as they were anti-dilutive.

     The following table is a reconciliation of basic and diluted income per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
BASIC:
Numerator:
Net income (loss)	$3,320	$(5,760)	$24,629	$(11,961)
Less: Preferred dividends and accretion	—	4,068	1,608	8,100

Net income (loss) attributable to common shareholders	$3,320	$(9,828)	$23,021	$(20,061)

Denominator:
Basic weighted average shares outstanding	23,994	—	22,126	—

Per Share:
Earnings per share	$0.14	$—	$1.04	$—

DILUTED:
Numerator:
Net income (loss)	$3,320	$(5,760)	$24,629	$(11,961)
Less: Preferred dividends and accretion	—	4,068	1,608	8,100

Net income (loss) attributable to common shareholders	$3,320	$(9,828)	$23,021	$(20,061)

Denominator:
Basic weighted average shares outstanding	23,994	—	22,126	—
Effect of dilutive securities:
Weighted average restricted stock units	408	—	309	—
Weighted average warrant	133	—	134	—

Diluted weighted average shares outstanding	24,535	—	22,569	—

Per Share:
Earnings per share	$0.14	—	$1.02	—

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
     The fair value of each option award is estimated on the date of grant using a Black-Scholes Merton option pricing model that uses the assumptions noted in the table below. The weighted-average grant-date fair value of the option awards granted during the six months ended June 30, 2006 was $9.90.
Expected volatility - Based on the lack of historical data for the Firm’s own shares, the Firm based its expected volatility on a representative peer group that took into account the criteria outlined in SAB No. 107: industry, market capitalization, stage of life cycle and capital structure.
Expected term - Expected term represents the period of time that options granted are expected to be outstanding. The Firm elected to use the “simplified” calculation method, which was provided for by SAB No. 107 to be used for companies that lack extensive historical data. Under the “simplified” calculation method, the expected term was calculated as an average of the vesting period and the contractual life of the options.
Risk-free interest rate - Based on the U.S. Treasury zero-coupon bond rate with a remaining term approximate of the expected term of the option.
Dividend yield - As the Firm has not paid, nor does it plan to pay, dividends in the future, the assumed dividend yield is zero.

	Six Months Ended
	June 30,
	2006	2005
Expected volatility	35%	—%
Expected term (in years)	6.25	—
Risk-free interest rate	4.71%	—%
Dividend yield	—%	—%
     A summary of option activity under the 2006 Equity Incentive Plan is presented below:

			Weighted Avg.	Aggregate
		Weighted Avg.	Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value
(in years)
Outstanding, December 31, 2005	—	$—	—	$—

Granted	32,831	22.70	10.00	—
Exercised	—	—	—	—
Cancelled	—	—	—	—
Expired	—	—	—	—

Outstanding, June 30, 2006	32,831	$22.70	9.73	$—

Exercisable, June 30, 2006	—	$—	—	$—

     As of June 30, 2006 the total unrecognized compensation expense related to non-vested options is approximately $0.3 million. This cost is expected to be recognized over a weighted-average period of 3.7 years. Expense and tax benefit recognized in the three and six months ending June 30, 2006 were not material.

Restricted Stock Units
     Upon completion of its initial public offering, the Firm granted to a broad group of its employees and advisors and each of its independent directors’ restricted stock units with respect to which shares of the Firm’s common stock are deliverable. The allocation of these restricted stock units to the employees was determined on a discretionary basis and the grants to our independent directors were determined in accordance with our director compensation policy. These restricted stock units will vest in three equal installments on February 7, 2007, 2008 and 2009, subject to the employee’s continued employment with the Firm, but will vest earlier in the event of a change of control. After vesting, the shares of common stock underlying most of these restricted stock units will be deliverable in three equal installments on or about February 7, 2009, 2010 and 2011, respectively, but may be deliverable earlier in the event of a change in control.
     In addition to the grant of restricted stock units made in connection with completion of the Firm’s initial public offering, the Firm makes grants of restricted stock units from time to time in connection with its regular compensation and hiring process. Although the terms of individual grants vary, as a general matter, grants of restricted stock units made in connection with the Firm’s regular compensation and hiring process will vest over a four-year service period, subject to the employee’s continued employment with the Firm, and the shares of common stock underlying these restricted stock units will be deliverable on or about the related vesting date.
     The Firm recorded $1.9 million and $3.0 million in non-cash compensation expense for the three and six months ended June 30, 2006, respectively, with respect to grants of restricted stock units. After giving effect to our estimated actual federal and state tax rate of 42%, this resulted in $1.1 million and $1.7 million in after tax non-cash compensation expense for the three and six months ended June 30, 2006, respectively. For the three and six months ended June 30, 2005 there were no restricted stock units outstanding.
     A summary of non-vested restricted stock unit activity is presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value
Non-vested, December 31, 2005	—	$—

Issued	1,884,723	15.05
Vested	—	—
Cancelled	(36,751)	15.00

Non-vested, June 30, 2006	1,847,972	$15.05

     As of June 30, 2006 there was $19.8 million of total unrecognized compensation expense related to non-vested restricted stock unit awards. This cost is expected to be recognized over a weighted-average period of 2.6 years.
NOTE 11 — INCOME TAXES
     Prior to the reorganization of the Firm from a limited liability company to a corporation, all income and losses of the Firm were reportable by the individual members of the limited liability company in accordance with the Internal Revenue Code and, as required under generally accepted accounting principles, the U.S. federal and state income taxes payable by the members, based upon their share of the Firm’s net income, have not been reflected in the accompanying consolidated financial statements for periods prior to the reorganization. The Firm was liable for local unincorporated business tax on business conducted in New York City, City of San Francisco business tax and income tax on current income realized by its foreign subsidiary. Accordingly, the provisions for taxes for the three and six months ended June 30, 2005 of $0.8 million and $1.3 million, respectively, exclude U.S. federal and state income taxes as the Firm operated in the U.S. as a limited liability company that was treated as a partnership for U.S. federal and state income tax purposes. In 2006, the provision for taxes includes solely federal, state and local corporate income and franchise tax.
     As a result of the reorganization, the Firm became a C Corporation subject to federal and state income taxes. The Firm accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities based upon temporary differences between the financial reporting and tax bases of its assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized. During the six months ended June 30, 2006, the Firm recognized a one-time tax benefit upon conversion to a C corporation of $13.8 million in connection with the establishment of its deferred tax asset balances of $22.4 million, partially offset by a valuation allowance of $8.6 million. The valuation allowance was recorded because management had concluded that a portion of the deferred tax benefit, which results from unrealized capital losses, more likely than not will not be realized due to the uncertainty of the Firm’s ability to generate future capital gains to offset such capital losses. For the three months ended June 30, 2006, capital gains of $2.1 million were recorded resulting in a decrease to the valuation allowance of $0.5 million and a corresponding 10.0% decrease to the effective tax rate.
     The components of the provision for taxes (tax benefit) for the three and six months ended June 30, 2006 are as follows (in thousands):

	Three months	Six months
	ended	ended
	June 30, 2006	June 30, 2006
Current:
Federal	$1,442	$2,979
State	613	1,144

Total current expense	2,055	4,123

Deferred:
Federal	(624)	(10,284)
State	(240)	(3,479)

Total deferred benefit	(864)	(13,763)

Total provision for taxes (tax benefit)	$1,191	$(9,640)

     A reconciliation of the statutory federal income tax rate to the Firm’s effective tax rate for the three and six months ended June 30, 2006 is as follows:

	Three months	Six months
	ended	ended
	June 30, 2006	June 30, 2006
Tax at U.S. statutory rate	35.0%	35.0%
State tax expense	7.0	7.0
Adjustment for permanent items	(5.6)	(1.0)

Rate before adjustment to valuation allowance and one-time events	36.4%	41.0%
Adjustment to valuation allowance	(10.0)	(3.0)

Rate before one-time events	26.4%	38.0%
Earnings from nontaxable limited liability company through February 7, 2006	—	(9.9)
Recognition of deferred tax asset upon change from a limited liability company to a taxable C Corporation	—	(92.4)

Effective tax rate	26.4%	(64.3)%

As of June 30, 2006, the components of deferred tax assets and liabilities are as follows (in thousands):

Deferred tax assets:
Accrued compensation and related expenses	$5,051
Equity based compensation	1,246
Depreciation and amortization	2,805
Nondeductible reserves and allowances	5,772
Net unrealized capital losses	8,118
Other	138

Total deferred tax assets	23,130

Deferred tax liabilities:
Prepaid expenses	(1,249)

Total deferred tax liabilities	(1,249)
Valuation allowance	(8,118)

Net deferred tax asset	$13,763

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
     As of June 30, 2006, the Firm’s minimum annual lease commitments and related sub-lease income were as follows (in thousands):

	Minimum		Net Minimum
	Lease	Sub-Lease	Lease
	Payments	Rental Income	Payments
July 1, 2006 through December 31, 2006	$10,479	$1,485	$8,994
2007	20,668	2,027	18,641
2008	20,641	1,838	18,803
2009	20,339	1,088	19,251
2010	16,035	657	15,378
Thereafter	42,895	—	42,895

Total	$131,057	$7,095	$123,962

     Office rent and computer equipment lease expenses charged to operations for the three months ended June 30, 2006 and 2005 were $4.9 million and $4.4 million, respectively. Office rent and computer equipment lease expenses charged to operations for the six months ended June 30, 2006 and 2005 were $9.7 million and $9.4 million, respectively.
     The Firm signed a forbearance agreement with the lessor of certain office space it occupies in San Francisco that provided a reduction in the rent payments from January 1, 2004 to March 16, 2005. The forbearance is to be reimbursed in the event the Firm merges with another entity or meets certain financial thresholds as described in the agreement. The Firm believes it is not probable that the forbearance will be reimbursed in the foreseeable future. The maximum potential amount of future payments that could be required to be made is $3.3 million. There has been no liability recorded on the Firm’s consolidated statements of financial condition for this contingent obligation.
Fund Capital Commitments
     The Firm’s Asset Management Subsidiaries are the general partners and sponsors of several affiliated investment partnerships. At June 30, 2006, the Firm’s Asset Management Subsidiaries had commitments to invest an additional $5.2 million into these investment partnerships as set forth in the table below. Such commitments may be satisfied by direct investments or through waived management fee contributions and are generally required to be made as investment opportunities are identified by the underlying partnerships.

As of
June 30,
Fund Capital Commitments (in thousands):	2006
Tailwind Capital Partners	$202
Thomas Weisel Venture Partners	76
Global Growth Partners I	2,070
Global Growth Partners II	2,042
Thomas Weisel Healthcare Venture Partners	780

Total Fund Capital Commitments	$5,170

     In addition to the above commitments by the Firm’s Asset Management Subsidiaries, in March 2006, the Firm itself committed $15.0 million to an investment in an unaffiliated Mauritius private equity fund focused on infrastructure investing in India. This commitment may be called in full at any time, although the Firm currently anticipates the funding of this commitment will occur within the next three to four years. During the three months ended June 30, 2006, the Mauritius private equity fund called $0.7 million of this commitment, which was funded by the Firm. The remaining unfunded portion of this commitment as of June 30, 2006 is $14.3 million. The Firm currently anticipates transferring this investment and the related commitment to a private equity fund to be sponsored by the Firm, subject to the successful launch of such fund. This commitment is not reflected in the table above.
Guarantees
Broker-Dealer Guarantees and Indemnification
     The Firm’s customers’ transactions are introduced to the clearing broker for execution, clearance and settlement. Customers are required to complete their transactions on settlement date, generally three business days after the trade date. If customers do not fulfill their contractual obligations to the clearing broker, the Firm may be required to reimburse the clearing broker for losses on these obligations. The Firm has established procedures to reduce this risk by monitoring trading within accounts and requiring deposits in excess of regulatory requirements. In addition, the Firm has agreed to indemnify the clearing broker for certain other types of losses that may be incurred in connection with the provision of clearing and settlement services to the Firm. The Firm’s liability under these arrangements is not quantifiable. Accordingly, the Firm has not recorded any loss contingency for this indemnification.
     The Firm is a member of various securities exchanges. Under the standard membership agreement, members are required to guarantee the performance of other members and, accordingly, if another member becomes unable to satisfy its obligations to the exchange, all other members would be required to meet the shortfall. The Firm’s liability under these arrangements is not quantifiable and could exceed the cash and securities it has posted as collateral. However, management believes that the potential for the Firm to be required to make payments under these arrangements is considered remote. Accordingly, no contingent liability is carried in the accompanying consolidated statements of financial condition for these arrangements.
Guaranteed Compensation
     Consistent with practice in prior years, guaranteed compensation agreements were entered into during the three and six months ended June 30, 2006. These obligations are being accrued ratably over the service period of the contracts. Total unaccrued obligations at June 30, 2006 for services to be provided subsequent to June 30, 2006 were $5.9 million, of which $1.0 million, $4.6 million and $0.3 million is to be paid in 2006, 2007 and 2008, respectively.
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
     In re Initial Public Offering Securities Litigation — The Firm is a defendant in several purported class actions brought against numerous underwriters in connection with certain initial public offerings in 1999 and 2000. These cases have been consolidated in the United States District Court for the Southern District of New York and generally allege that underwriters accepted undisclosed compensation in connection with the offerings, entered into arrangements designed to influence the price at which the shares traded in the aftermarket and improperly allocated shares in these offerings. The actions allege violations of federal securities laws and seek unspecified damages. Of the 310 issuers named in these cases, the Firm acted as a co-lead manager in one offering, a co-manager in 32 offerings, and as a syndicate member in 10 offerings. The Firm has denied liability in connection with these matters. On June 10, 2004, plaintiffs entered into a definitive settlement agreement with respect to their claims against the issuer defendants and the issuers’ present or former officers and directors named in the lawsuits. On June 14, 2004, those parties jointly moved for approval of the proposed settlement. By a decision dated October 13, 2004, the federal district court granted plaintiffs’ motion for class certification, and the underwriter defendants have petitioned the U.S. Court of Appeals for the Second Circuit to review that certification decision. The Second Circuit granted that petition, oral arguments have been made and the Court’s decision is pending. The Firm believes it has meritorious defenses to these actions and intends to vigorously defend such actions as they apply to the Firm.
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
     In re Tellium, Inc. Securities Litigation — The Firm is a defendant in a purported class action litigation brought in connection with Tellium, Inc.’s initial public offering in May 2001. The most recent amended complaint, filed in the United States District Court for the District of New Jersey, alleges claims for securities fraud against Tellium and certain of its directors and senior officers as well as Tellium’s underwriters, including the Firm and one of its former employees. The Firm has denied liability in connection with this matter. On June 30, 2005, the court entered an order that dismissed all of the claims against the Firm and the former employee of the Firm, except for a claim limited to an alleged misstatement in the registration statement relating to the relationship between Tellium and one of its customers. With respect to the remaining claim, on May 19, 2006 the parties, including the Firm, entered into a proposed settlement to resolve the claim, which proposed settlement would not require the Firm to make any settlement payment. The proposed settlement remains subject to several contingencies, including final court approval, which may not be obtained or satisfied. In the event that the proposed settlement is not finalized, the Firm believes that it has meritorious defenses to these actions and would continue to vigorously defend such actions as they apply to the Firm.
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
     In re Vonage Holdings Corp. Securities Litigation — The Firm is a defendant named in purported class action lawsuits filed in June 2006 arising out of the May 2006 initial public offering of Vonage Holdings Corp. The complaints, filed in the United States District Court for the District of New Jersey and in the Supreme Court of the State of New York, County of Kings, allege misuse of Vonage’s directed share program and violations of federal securities laws against Vonage and certain of its directors and senior officers as well as Vonage’s underwriters, including the Firm, based on alleged false and misleading statements in the registration statement and prospectus. The Firm believes it has meritorious defenses to these actions and intends to vigorously defend such actions as they apply to the Firm.
     In Re SeraCare Life Sciences, Inc. Securities Litigation — The Firm has been named a defendant in a purported class action lawsuit filed in July 2006 arising out of alleged false and misleading financial statements issued between 2003 and 2006 by SeraCare Life Sciences, Inc. The complaint was filed in the United States District Court for the Southern District of California, and alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 against certain of SeraCares’s current and former officers and directors, its former auditor, and its controlling shareholders and investment bankers, including the Firm due to the Firm having been a co-manager of SeraCare’s 2005 secondary offering of common stock. SeraCare has disclosed that it filed for bankruptcy in March 2006. The Firm believes it has meritorious defenses to these actions and intends to vigorously defend such actions as they apply to the Firm.
NOTE 13 — FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK, CREDIT RISK OR MARKET RISK
Concentration of Credit Risk and Market Risk
     The majority of TWP’s transactions, and consequently the concentration of its credit exposure, is with its clearing broker. The clearing broker is also the primary source of short-term financing for both securities purchased and securities sold, not yet purchased for the Firm. TWP’s securities owned may be pledged by the clearing broker. The amount receivable from or payable to the clearing broker in the Firm's consolidated statements of financial condition represents amounts receivable or payable in connection with the trading of proprietary positions and the clearance of customer securities transactions. As of June 30, 2006 and as of December 31, 2005, TWP’s cash on deposit with the clearing broker was not collateralizing any liabilities to the clearing broker.
     In addition to the clearing broker, TWP is exposed to credit risk from other brokers, dealers and other financial institutions with which it transacts business. In the event counterparties do not fulfill their obligations, TWP may be exposed to credit risk. TWP seeks to control credit risk by following an established credit approval process and monitoring credit limits with counterparties.
     TWP’s trading activities include providing securities brokerage services to institutional and retail clients. To facilitate these customer transactions, TWP purchases proprietary securities positions (“long positions”) in equity securities, convertible and other fixed income securities. TWP also enters into transactions to sell securities not yet purchased (“short positions”), which are recorded as liabilities on the statements of financial condition. TWP is exposed to market risk on these long and short securities positions as a result of decreases in market value of long positions and increases in market value of short positions. Short positions create a liability to purchase the security in the market at prevailing prices. Such transactions result in off-balance sheet market risk as TWP’s ultimate obligation to satisfy the sale of securities sold, not yet purchased may exceed the amount recorded in the statements of financial condition. To mitigate the risk of losses, these securities positions are marked to market daily and are monitored by management to assure compliance with limits established by TWP. The associated interest rate risk of these securities is not deemed material to TWP. Brokerage revenue is primarily attributable to commissions paid by customers from brokerage transactions in equity and convertible debt securities, net trading gains and losses and advisory fees paid to the Firm in the Firm’s private client services group.
     The Firm is also exposed to market risk through its investments in partnership investments and through certain loans to employees collateralized by such investments.
     In addition, as part of our asset management activities, and generally in connection with the development of new asset management products, the Firm from time to time takes long and short positions in publicly traded equities and related options and other derivative instruments and makes private equity investments, all of which expose the Firm to market risk. These activities are subject, as applicable, to risk guidelines and procedures designed to manage and monitor market risk.
     Included in accrued compensation is an employment agreement whose value is indexed to publicly traded shares of an unrelated entity. This agreement is considered a derivative under applicable GAAP and, accordingly, is being marked to market through compensation and benefits expense in the statements of operations. The fair value of this derivative is $2.4 million and $2.1 million at June 30, 2006 and December 31, 2005, respectively. The Firm has also reduced its exposure to fluctuations in the underlying security by purchasing an identical number of shares of the underlying security. In accordance with the Firm’s stated accounting policy, these shares are carried at market value with fluctuations in value reflected in brokerage revenues in the statements of operations.
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
     The table below summarizes the net capital requirement at June 30, 2006 for TWP (in thousands):

	June 30, 2006
	Required		Excess
	Net Capital	Net Capital	Net Capital
Thomas Weisel Partners LLC	$1,000	$32,741	$31,741

     In addition, TWPIL, a registered U.K. broker-dealer, is subject to the capital requirements of the Securities and Futures Authority Limited. As of June 30, 2006, TWPIL was in compliance with its local capital adequacy requirements.
NOTE 15 — SUBORDINATED BORROWINGS
     In 2005, the Firm put in place a new subordinated borrowing facility in the amount of $40.0 million with National Financial Services LLC, the clearing broker to which the Firm transferred its clearing activities in the three months ended June 30, 2006. The facility is in the form of a revolving note and cash subordination agreement. The terms of the revolving note are defined in an agreement approved by the NYSE and such borrowings, if drawn upon, are available to the Firm in computing net capital under the Net Capital Rule. To the extent that this note would be required for the Firm’s continued compliance with minimum net capital requirements (see Note 14 — Regulated Subsidiaries), it may not be repaid. No amounts were drawn on the facility during the six months ended June 30, 2006.
NOTE 16 — PRO FORMA, AS ADJUSTED
     The Firm completed its initial public offering on February 7, 2006 and converted to a C corporation from a limited liability company on this date. This conversion was the result of a series of reorganization transactions that were carried out to cause Thomas Weisel Partners Group, Inc. to succeed to the business of the Thomas Weisel Partners Group LLC (also see Note 1 — Organization and Basis of Presentation). The pro forma, as adjusted amounts presented on the face of the Firm’s consolidated statements of operations are based upon the Firm’s historical consolidated financial statements as adjusted to reflect the reorganization transactions as though they had taken place on January 1, 2006.
Interest expense, preferred dividends and accretion
     The pro forma, as adjusted information included in the consolidated statements of operations reflects interest expense that would have been incurred and preferred dividends and accretion that would not have been incurred had the following taken place on January 1, 2006:
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
          On a pro forma basis, net revenues for the six months ended June 30, 2006 were decreased by the estimated interest expense for the notes payable of $0.1 million. In addition, net income attributable to common shareholders was increased by $1.6 million to reflect the elimination of preferred dividends and accretion.
Income taxes
          The pro forma, as adjusted information included in the consolidated statements of operations reflects income taxes that would have been incurred had the Firm been converted to a C corporation and subjected to tax on its income beginning January 1, 2006. Prior to the reorganization of the Firm from a limited liability company to a corporation, all income and losses of the Firm were reportable by the individual members of the limited liability company in accordance with U.S. federal and state income tax regulations.
          On a pro forma basis, tax benefit for the six months ended June 30, 2006 was decreased by the estimated additional tax expense of $1.5 million as if the Firm was a corporation beginning January 1, 2006. The additional tax expense is attributable to the Firm’s estimated actual tax rate, a combination of federal, state and local income tax rates, of 42% applied to the Firm’s pro forma net income for the period beginning January 1, 2006 through February 6, 2006.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results and the timing of events may differ significantly from those projected in forward-looking statements due to a number of factors, including those set forth in Item 1A — “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as supplemented and amended by the risks outlined under Part II, Item 1A — “Risk Factors” in this Quarterly Report on Form 10-Q. See “Where You Can Find More Information” on page -ii- of this Quarterly Report on Form 10-Q.
Overview
          We are an investment bank focused principally on the technology, healthcare and consumer sectors of the economy, which we refer to as our target sectors. We were founded in 1998 and initially capitalized through investments from our founding partners and more than 20 venture capital and private equity firms.
          On February 7, 2006, Thomas Weisel Partners Group, Inc. succeeded to the business of Thomas Weisel Partners Group LLC and completed an initial public offering of its common stock.
          Our business is managed as a single operating segment and we generate revenues by providing investment services that include securities brokerage, investment banking, equity research and asset management. Our brokerage group provides equity and convertible debt securities sales and trading services to institutional investors, and offers brokerage, advisory and cash management services to high-net-worth individuals and corporate clients. Our investment banking group is comprised of two disciplines: corporate finance and strategic advisory. Our asset management group is divided into two units: private equity and distribution management.
          Our focus on our target sectors exposes us to volatility and trends in these sectors, independent of general securities market conditions and economic trends, although we are also exposed to volatility and trends in the general securities market and to general economic trends. Since our firm was founded in 1998, the U.S. economy in general, and our target sectors in particular, have experienced periods of expansion and contraction, as well as periods of uncertainty and cautious optimism. Notwithstanding this exposure to volatility and trends in our target sectors, in order to provide value to our clients we have made a long-term commitment to maintaining a substantial, full-service integrated business platform.
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
          For the three months ended June 30, 2006 the combined average daily volume on the New York Stock Exchange and Nasdaq was approximately 3.7 billion shares, a 1% increase from the three months ended March 31, 2006. By way of comparison, our combined average daily customer trading volume (listed and OTC) for the three months ended June 30, 2006 decreased from the three months ended March 31, 2006. This decline in our combined average daily customer trading volume both in absolute terms and as compared to the market as a whole is due in large part to declines in the volume of shares we traded for some of our historically largest brokerage customers. These declines contributed to reduced brokerage revenues in the three months ended June 30, 2006 and may be due to increased use of alternative trading systems by our customers, as discussed in the paragraph above, to decreased trading in growth sector stocks by our customers (which may, in turn, be due to market declines in growth sector stocks) or to other factors. We are not certain whether or when our customer trading volumes or brokerage revenues will return to levels we experienced in prior periods.
          We are, to some extent, compensated by our clients through brokerage commissions for the value of the proprietary research we provide to our customers. These “soft dollar” practices (i.e., arrangements under which an investment adviser directs client brokerage transactions to a broker in exchange for research products or services in addition to brokerage services) have been the subject of discussion among regulators, the investment banking community and our brokerage clients. Recently, in July 2006, the SEC published interpretive guidance regarding the scope of permitted brokerage and research services in connection with soft dollar practices and solicited further public comment regarding soft dollar practices involving third party providers of research. Although we do not believe that the July 2006 SEC interpretive guidance will materially affect our brokerage business, we cannot predict whether it or future changes in laws or regulations may prompt brokerage customers to revisit or alter the manner in which they pay for research or brokerage services.
          In March 2006, we entered into an arrangement with Fidelity Management & Research Company, one of our largest institutional brokerage clients in terms of commission revenue, under which Fidelity will separate payments for research products or services from trading commissions for brokerage services and will pay for research directly in cash, instead of compensating us through trading commissions as under soft dollar practices. Since entering into this agreement, our brokerage revenues from Fidelity have materially decreased compared to 2005 and we do not currently anticipate a return to 2005 levels. If other institutional brokerage clients adopt similar practices in the future, there may be additional pricing pressure on trading commissions and the value our clients place on high-quality research may fall, both of which would likely reduce our brokerage revenues.
          As of June 30, 2006, we had 34 publishing research analysts covering 526 companies, or an average of approximately 15 companies per publishing analyst. For the three months ended June 30, 2006, our average daily brokerage revenues were $0.47 million as compared to $0.55 million for the three months ended March 31, 2006.
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

          Our investment banking revenues are, to some extent, driven by the overall level of capital raising activity in the marketplace and, in particular, in our target sectors. For the three months ended June 30, 2006, the technology, healthcare and consumer sectors generated significant capital markets activity.
•	For the three months ended June 30, 2006, based on information from Dealogic, securities offerings by companies in our target sectors accounted for approximately $21.5 billion of gross proceeds raised in U.S. equity capital markets transactions, including IPOs, secondary offerings and convertible debt securities offerings, or 43.1% of the $50.0 billion of aggregate gross proceeds raised in U.S. equity capital markets transactions. By comparison, (i) during 2005 the quarterly average of these gross proceeds in our target sectors was $17.0 billion, or 38.4% of the $44.2 billion of aggregate quarterly average gross proceeds raised in the market as a whole and (ii) during the three months ended March 31, 2006 these gross proceeds in our target sectors were $27.7 billion, or 55.8% of the $49.7 billion of aggregate gross proceeds raised in the market as a whole.

•	Based on information from Dealogic, for the three months ended June 30, 2006, total fees generated from equity capital markets transactions, including IPOs, secondary offerings and convertible debt securities offerings, by companies in our target sectors were $710 million. By comparison, based on information from Dealogic, (i) during 2005 the quarterly average of these total fees by companies in our target sectors were $630 million and (ii) during the three months ended March 31, 2006, these total fees generated by companies in our target sectors were $930 million.
          Our investment banking revenues are also, to some extent, driven by the overall level of mergers and acquisitions activity in the marketplace and, in particular, in our target sectors. In the three months ended June 30, 2006, the technology, healthcare and consumer sectors that we target generated significant mergers and acquisitions activity.
•	For the three months ended June 30, 2006, based on information from Securities Data Corp., there were approximately 338 announced acquisitions and mergers of U.S. companies in our target sectors, or 55% of the approximately 617 announced transactions in all market sectors. By comparison, (i) during 2005 the quarterly average of the number of announced acquisitions and mergers of U.S. companies in our target sectors was 278, or 53% of the approximately 524 announced transactions in all market sectors and (ii) during the three months ended March 31, 2006, the number of acquisitions and mergers of U.S. companies in our target sectors was 267, or 54% of the approximately 493 announced transactions in all market sectors.

•	Based on information from Securities Data Corp., for the three months ended June 30, 2006 the total value of announced acquisitions and mergers of U.S. companies in our target sectors was approximately $180 billion, or 49% of the approximately $368 billion total value of all such announced transactions. By comparison, (i) during 2005 the quarterly average of the total value of such announced transactions in our target sectors was approximately $141 billion, or 52% of the approximately $269 billion total value of all such announced transactions and (ii) during the three months ended March 31, 2006 the total value of such announced transactions in our target sectors (excluding the $89.4 billion BellSouth/AT&T merger) was approximately $106 billion, or 35% of the approximately $300 billion total value of all such announced transactions (excluding the $89.4 billion BellSouth/AT&T merger).
          We also believe that historical venture capital investment is an important indicator of future investment banking activity in our target sectors because venture capital investors typically seek to realize returns on their investments through subsequent public offerings or sales of portfolio companies within a target investment period, typically a period of years. Over the period from 1996 through March 31, 2006, approximately 34% of companies that completed IPOs were funded by venture capital firms and more than 90% of all U.S. venture capital investments were made in technology, healthcare and consumer companies.
U.S. Venture Capital Investment
(1996-1st Quarter 2006)

											1st
											Quarter
	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
	($ in billions)
Total amount invested	$9.9	$13.0	$17.7	$48.5	$91.9	$34.8	$21.1	$18.5	$20.6	$21.1	$5.6
Sector Distribution
Technology	54%	57%	58%	57%	65%	66%	63%	58%	57%	57%	60%
Healthcare	27%	25%	20%	10%	10%	19%	27%	32%	33%	31%	26%
Consumer	17%	16%	21%	32%	24%	14%	8%	9%	8%	10%	11%
Other	2%	2%	1%	1%	1%	1%	2%	1%	2%	2%	3%
Source: Dow Jones VentureOne

          Over the past three full calendar years, we estimate that, at any given time, there have been approximately 5,000 companies in the portfolios of venture capital firms.
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
          Private equity management fees that we earn are generally based on committed capital or net assets of the partnerships. In certain investment partnerships we have elected to waive receipt of management fees in lieu of making direct cash capital contributions. These waived management fees are treated as deemed contributions by us to the partnerships, satisfy the capital commitments to which we would otherwise be subject as general partner and are recognized in revenue when the investment partnership generates gains and allocates the gains to the general partner in respect of previously waived management fees. Because waived management fees are contingent upon the recognition of gains by the investment partnership, the recognition in revenue is deferred until the contingency is satisfied in accordance with generally accepted accounting principles. The total amount of management fees that were waived in lieu of making cash capital contributions was $0.6 million and $0.6 million for the three months ended June 30, 2006 and 2005, respectively. The total amount of management fees that were waived in lieu of making cash capital contributions was $1.7 million and $1.2 million for the six months ended June 30, 2006 and 2005, respectively. Accordingly, these amounts were not recognized in revenue. As of June 30, 2006, we estimate the total maximum amount of waived management fees available to be recognized as revenue in the future is approximately $13.8 million, assuming the underlying investment partnerships with respect to which we have waived management fees each have a positive return on contributed capital in the future. Should this remaining amount be realized, we expect it would be recorded incrementally over a number of years. If the partnerships do not recognize investment gains we will not recognize any of these waived management fees in revenues.
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
          During the three months ended March 31, 2006 we committed approximately $15 million to an investment in an unaffiliated Mauritius private equity fund focused on infrastructure investing in India. This commitment may be called in full at any time. As of June 30, 2006 approximately $0.7 million of this commitment has been funded by us and we currently anticipate the funding of the remainder of this commitment will occur within the next three to four years. We currently anticipate transferring this investment and the related commitment to a private equity fund to be sponsored by us, subject to the successful launch of such fund.
     Interest and Dividends
          Interest and dividend income primarily consists of interest and dividends on trading and investment securities and net interest on balances maintained in proprietary accounts at our clearing firm. These assets included money market instruments, short-term investment products, U.S. Government securities and margin debit balances with the clearing broker.
Expenses
     Compensation and Benefits
          Compensation and benefits expenses to secure the services of our employees have been the largest component of our expenses. Compensation and benefits expense includes salaries, overtime, bonuses, commissions, benefits, employment taxes and other employee costs. We have a discretionary bonus plan based on a combination of firm and individual performance, a portion of the payments under which are guaranteed bonuses. Particularly for our senior professionals, these bonuses make up a large portion of total compensation. We accrue for the estimated amount of payments under this bonus plan over the applicable service period, which, in the case of guaranteed bonus payments, begins at the date of grant and ends at the date of payment. We generally pay bonuses at selected times and intend to make these payments in February and July. A portion of these bonuses will be paid in the form of equity awards granted under our Equity Incentive Plan. The timing of cash bonus payments may have a greater impact on our cash position and liquidity as they are paid than would otherwise be reflected in our consolidated statements of operations.
          Upon completion of our initial public offering, we granted to a broad group of our employees and advisors and each of our independent directors an aggregate of 1,869,171 restricted stock units with respect to which shares of our common stock are deliverable. The allocation of these grants to the employees was determined on a discretionary basis and the grants to our independent directors were determined in accordance with our director compensation policy. These restricted stock units will vest in three equal installments on February 7, 2007, 2008 and 2009, subject to the employee’s continued employment with us, but will vest earlier in the event of a change of control. After full vesting, the shares of common stock underlying most of these restricted stock units will be deliverable in three equal installments on or about February 7, 2009, 2010 and 2011, respectively, but may be deliverable earlier in the event of a change in control.
          In addition to the grant of restricted stock units made in connection with completion of our initial public offering, we make grants of restricted stock units from time to time in connection with our regular compensation and hiring process. Although the terms of individual grants vary, as a general matter, grants of restricted stock units made in connection with our regular compensation and hiring process will vest over a four year service period, subject to the employee’s continued employment with the Firm, and the shares of common stock underlying these restricted stock units will be deliverable on or about the related vesting date.
          For the three and six months ended June 30, 2006, we recorded $1.9 million and $3.0 million, respectively, of non-cash compensation expense in respect of restricted stock units and other equity awards.
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
     Non-Compensation Expenses
          The balance of our operating expenses include floor brokerage and execution, communications and data processing, depreciation and amortization, marketing and promotion, occupancy and equipment, professional services and other expenses.
Consolidated Results of Operations
          The following table sets forth our net revenues, total expenses, provision for taxes (tax benefit) and net income (loss) for the three months ended June 30, 2006 and 2005 and for the six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Net revenues	$63,734	$58,997	$141,710	$118,960
Total expenses	59,223	63,939	126,721	129,639
Provision for taxes (tax benefit)	1,191	818	(9,640)	1,282

Net income (loss)	$3,320	$(5,760)	$24,629	$(11,961)

          Three Months Ended June 30, 2006 versus Three Months Ended June 30, 2005. We had net income of $3.3 million in the three months ended June 30, 2006, whereas in the three months ended June 30, 2005 we incurred a net loss of $5.8 million. Our increase in net income was primarily attributable to a $4.7 million, or 8%, increase in our net revenues for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005.
          The increase in our net revenues from the three months ended June 30, 2005 to the three months ended June 30, 2006 was primarily attributable to a $13.0 million, or 86%, increase in our investment banking revenues, partially offset by a $4.0 million or 12% decline in our brokerage revenues and a $4.7 million, or 46%, decline in our asset management revenues.
          Our total expenses of $59.2 million in the three months ended June 30, 2006 represented a decrease of $4.7 million, or 7%, from the three months ended June 30, 2005. As a result, total expenses as a percentage of net revenues decreased to 93% in the three months ended June 30, 2006 from 108% in the three months ended June 30, 2005.

          Six Months Ended June 30, 2006 versus Six Months Ended June 30, 2005. We had net income of $24.6 million in the six months ended June 30, 2006, whereas in the six months ended June 30, 2005 we incurred a net loss of $12.0 million. Our increase in net income in the six months ended June 30, 2006 was primarily attributable to an $22.8 million, or 19%, increase in our net revenues as compared to the six months ended June 30, 2005 and the fact that we had a tax benefit of $9.6 million in the six months ended June 30, 2006 as compared to a provision for taxes of $1.3 million in the six months ended June 30, 2005.
          The increase in our net revenues from the six months ended June 30, 2005 to the six months ended June 30, 2006 was primarily attributable to a $33.2 million, or 106%, increase in our investment banking revenues, partially offset by a $5.5 million or 8% decline in our brokerage revenues and a $5.6 million, or 31%, decline in our asset management revenues.
          Our total expenses of $126.7 million in the six months ended June 30, 2006 represented a decrease of $2.9 million, or 2%, from the six months ended June 30, 2005. As a result, total expenses as a percentage of net revenues decreased to 89% in the six months ended June 30, 2006 from 109% in the six months ended June 30, 2005.
          Our tax benefit of $9.6 million in the six months ended June 30, 2006 resulted primarily from our recognition of a one-time net deferred tax benefit of $13.8 million in connection with our conversion from a limited liability company to a corporation. This one-time net deferred tax benefit resulted from the establishment of a deferred tax asset balance of $22.4 million, partially offset by a valuation allowance of $8.6 million, which allowance was adjusted during the three months ended June 30, 2006 and may be subject to future adjustments.
          Non-GAAP Financial Measures. The financial results described above include, in accordance with GAAP, the effect in the first three and six months ended June 30, 2006 of the following, each of which arose in connection with our initial public offering, which closed on February 7, 2006:
•	We converted from a limited liability company to a corporation and established beginning balances in our deferred tax assets and liabilities in accordance with Statement of Financial Accounting Standards No. 109, Accounting For Income Taxes. As a result, during the three months ended March 31, 2006 we recognized a one-time net deferred tax benefit of $13.8 million in connection with the establishment of a deferred tax asset balance of $22.4 million, partially offset by a valuation allowance.

•	We made an initial grant to a broad group of our employees and advisors and each of our independent directors of restricted stock units with respect to which shares of common stock will be deliverable. With respect to these grants, beginning with the three months ended March 31, 2006, in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, we began recording non-cash compensation expense ratably over the requisite service period of three years. For the three months ended June 30, 2006 we accrued $1.9 million of non-cash compensation expense in respect of these restricted stock units, which, after giving effect to our estimated actual federal and state tax rate of 42%, results in an after-tax non-cash expense of $1.1 million. For the period of February 7, 2006, the date these restricted stock units were granted, through June 30, 2006, we accrued $3.0 million of non-cash compensation expense in respect of these restricted stock units, which, after giving effect to our estimated actual federal and state tax rate of 42%, results in an after-tax non-cash expense of $1.7 million.

•	Also as a result of our conversion from a limited liability company to a corporation, we became subject to federal and state income taxes as of February 7, 2006.
          In addition to reporting our net income and earnings per share for the three and the six months ended June 30, 2006, we also report in the table below our net income and earnings per share for the three and six months ended June 30, 2006 on a non-GAAP operating basis by:
•	excluding the effect of recognizing during the three months ended March 31, 2006 the $13.8 million one-time net deferred tax benefit (but not excluding subsequent adjustments to the related valuation allowance);

•	excluding the after-tax non-cash expense associated with our initial grant of restricted stock units of $1.1 million and $1.7 million in the three and six months ended June 30, 2006, respectively; and

•	including additional income tax expense of $1.5 million during the three months ended March 31, 2006, because we estimate that we would have incurred additional income tax expense for the period from January 1, 2006 to February 7, 2006 equal to our net income for that period of $3.6 million multiplied by our estimated actual federal and state tax rate for the three months ended March 31, 2006 of 42%, or $1.5 million.
          In the future we do not expect that a similar conversion-related deferred tax benefit will arise and we expect to be subject to state and federal income tax, in each case, because we do not expect to change our corporate form again. Also, although we expect to grant restricted stock units and other share-based compensation in the future, we do not expect to make any such substantial grants outside of our regular compensation and hiring process, as we did when we granted the initial grant of restricted stock units in connection with our initial public offering.
     Our management has utilized a non-GAAP calculation of net income and earnings per share that are adjusted, as described above, to exclude the effect of recording the net deferred tax benefit during the three months ended March 31, 2006, include additional income tax expense and exclude the expense associated with our initial grant of restricted stock units, to aid in understanding and analyzing our financial results in the three and the six months ended June 30, 2006. Our management believes that these non-GAAP measures will allow for a better evaluation of the operating performance of our business and facilitate meaningful comparison of our results in the current period to those in prior periods and future periods that did not and likely will not include the adjusted items. Our reference to these measures should not, however, be considered as a substitute for results that are presented in a manner consistent with GAAP. These non-GAAP measures are provided to enhance investors’ overall understanding of our current financial performance and our prospects for the future. Specifically, our management believes that the non-GAAP measures provide useful information to both management and investors by excluding certain items that may not be indicative of our core operating results and business outlook.
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

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2006	June 30, 2006
	(In millions)	(In millions)
Net income	$3.3	$24.6
Exclusion of the effect of recording net deferred tax benefit	—	(13.8)
Inclusion of additional income tax expense	—	(1.5)
Exclusion of the after-tax non-cash expense associated with initial grant of restricted stock units	1.1	1.7

Non-GAAP net income excluding the effect of recording net deferred tax benefit, including additional income tax expense and excluding after-tax non-cash expense associated with initial grant of restricted stock units	$4.4	$11.0

     We calculate earnings per share in accordance with FASB Statement No. 128, Earnings per Share. Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Common shares outstanding for the three and six months ended June 30, 2006 are comprised of the weighted average of (i) the 17,347,270 shares issued in conjunction with our reorganization from a limited liability company to a corporation, as if such issuance had occurred on January 1, 2006, (ii) the 4,914,440 shares issued in our initial public offering on February 7, 2006 and (iii) the 3,581,902 shares issued in our follow-on offering on May 23, 2006.
     Diluted earnings per share include the determinants of basic earnings per share plus all dilutive potential common shares that were outstanding during the period. We use the treasury stock method to reflect the potential dilutive effect of the unvested restricted stock units, warrant and unexercised stock options. The following table sets forth our basic and diluted weighted average shares outstanding and basic and diluted earnings per share for the three and six months ended June 30, 2006.

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2006	June 30, 2006
Weighted average shares used in computation of earnings per share:
Basic (in thousands)	23,994	22,126
Diluted (in thousands)	24,535	22,569
Earnings per share:
Basic	$0.14	$1.04
Diluted	$0.14	$1.02

     For the same reasons, and subject to the same limitations, described above with respect to our use of a non-GAAP measure of net income, we report in the table below each of our basic and diluted weighted average shares used in the computation of earnings per share and our basic and diluted earnings per share for the three months ended June 30, 2006 on a non-GAAP operating basis by:
•	using $4.4 million as the numerator of the non-GAAP earnings per share calculation, which amount is derived by beginning with net income available to common stockholders of $3.3 million for the three months ended June 30, 2006 and adjusting to exclude the after-tax non-cash expense associated with our initial grant of restricted stock units of $1.1 million for the three months ended June 30, 2006.
     Similarly, for the same reasons, and subject to the same limitations, described above with respect to our use of a non-GAAP measure of net income, we report in the table below each of our basic and diluted weighted average shares used in the computation of earnings per share and our basic and diluted earnings per share for the six months ended June 30, 2006 on a non-GAAP operating basis by:
•	using $11.0 million as the numerator of the non-GAAP earnings per share calculation, which amount is derived by beginning with net income available to common stockholders of $23.0 million for the six months ended June 30, 2006 and adjusting to (i) exclude the effect of the $13.8 million one-time net deferred tax benefit recognized in the three months ended March 31, 2006 (but not excluding subsequent adjustments to the related valuation allowance), (ii) include the additional income tax expense of $1.5 million with respect to the period from January 1, 2006 through February 7, 2006, (iii) exclude the after-tax non-cash expense associated with our initial grant of restricted stock units of $1.7 million for the six months ended June 30, 2006 and (iv) exclude the $1.6 million of preferred dividends and accretion with respect to the period from January 1, 2006 through February 7, 2006; and

•	increasing the weighted average shares used as the denominator of the non-GAAP earnings per share calculation by 1,006,055, which is the amount by which weighted average shares would have increased had the 4,914,440 shares we issued in our initial public offering been outstanding for the entire six months ended June 30, 2006.
     Our management believes that increasing the non-GAAP number of weighted average shares used as the denominator in calculating a non-GAAP measure of earnings per share for the six months ended June 30, 2006 by an amount by which weighted average shares would have increased had our initial public offering occurred at the beginning of the six months ended June 30, 2006 is appropriate in order to be consistent with calculating a non-GAAP measure of net income which excludes the effect of one-time events which arose in connection with our initial public offering.

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2006	June 30, 2006
Non-GAAP adjusted weighted average shares used in computation of non-GAAP earnings per share:
Basic (in thousands)	23,994	23,132
Diluted (in thousands)	24,535	23,575
Non-GAAP earnings per share excluding the effect of recording net deferred tax benefit, including additional income tax expense, excluding after-tax non-cash expense associated with initial grant of restricted stock units and excluding preferred dividends and accretion from January 1, 2006 through February 7, 2006:

Basic	$0.18	$0.48
Diluted	$0.18	$0.47
     We measure our net income as a percentage of net revenues, a financial measure commonly referred to as net income margin and that we utilize in analyzing our profitability. For the three months ended June 30, 2006 our net revenues were $63.7 million, our net income was $3.3 million, resulting in net income margin of 5%. For the same reasons, and subject to the same limitations, described above with respect to our use of a non-GAAP measure of net income, we can also measure our net income margin for the three months ended June 30, 2006 on a non-GAAP basis by dividing (i) non-GAAP net income excluding the effect of recording expense associated with the initial grant of restricted stock units of $4.4 million by (ii) net revenues of $63.7 million to obtain a non-GAAP net income margin of 7%.

Revenues
     The following table sets forth our revenues for the three and six months ended June 30, 2006 and 2005, both in thousand dollar amounts and as a percentage of net revenues for these periods:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands, except percentages)		(In thousands, except percentages)
Revenues:
Brokerage	$29,776	$33,817	$64,163	$69,690
Investment banking	28,156	15,138	64,650	31,423
Asset management	5,383	10,035	12,335	17,955
Interest income	3,062	892	5,274	1,963

Total revenues	66,377	59,882	146,422	121,031
Interest expense	(2,643)	(885)	(4,712)	(2,071)

Net revenues	$63,734	$58,997	$141,710	$118,960

Percentage of net revenues:
Brokerage	47%	57%	45%	59%
Investment banking	44	26	45	26
Asset management	8	17	9	15
Interest income	5	2	4	2

Total revenues	104	102	103	102
Interest expense	(4)	(2)	(3)	(2)

Total	100%	100%	100%	100%

Brokerage Revenue
     Three Months Ended June 30, 2006 versus Three Months Ended June 30, 2005. Brokerage revenue declined 12% to $29.8 million in the three months ended June 30, 2006 from $33.8 million in the three months ended June 30, 2005. The decline was primarily attributable to a reduction in revenue from trading in equity securities. The reduction in revenue from trading in equity securities was primarily the result of a reduction in our average daily volume of shares traded for our customers coupled with a decline in our average commissions per share, partially offset by reduced trading losses related to our market making activities. Revenue related to trading in convertible debt securities decreased in the three months ended June 30, 2006 compared to the three months ended June 30, 2005, primarily due to reduced net trading gains, while over the same period the amount of asset-based fee revenue that was included within brokerage revenue increased, primarily due to an increase in assets under management in our asset management consulting service.
     Six Months Ended June 30, 2006 versus Six Months Ended June 30, 2005. Brokerage revenue declined 8% to $64.2 million in the six months ended June 30, 2006 from $69.7 million in the six months ended June 30, 2005. The decline was primarily attributable to a reduction in revenue from trading in equity securities. The reduction in revenue from trading in equity securities was primarily the result of a reduction in our average daily volume of shares traded for our customers coupled with a decline in our average commissions per share, partially offset by reduced trading losses related to our market making activities. Revenue related to trading in convertible debt securities increased in the six months ended June 30, 2006 compared to the six months ended June 30, 2005, primarily due to increased net trading gains, while over the same period the amount of asset-based fee revenue that was included within brokerage revenue increased, primarily attributable to an increase in assets under management in our asset management consulting service.

Investment Banking Revenue
     The following table presents the components of investment banking revenue for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In millions)		(In millions)
Investment Banking Revenue:
Capital raising (underwriting and private placements) revenue	$25.2	$10.6	$57.1	$20.6
Merger and acquisition fees and other advisory service revenue	3.0	4.5	7.6	10.8

Total	$28.2	$15.1	$64.7	$31.4

     Three Months Ended June 30, 2006 versus Three Months Ended June 30, 2005. Investment banking revenue increased by 86%, to $28.2 million in the three months ended June 30, 2006 from $15.1 million in the three months ended June 30, 2005. The increase in investment banking revenue was primarily the result of our investment banking transactions closed increasing to 24 compared to 12 in the three months ended June 30, 2005. We joint book-managed our own follow-on offering of common stock during the three months ended June 30, 2006 but did not include that transaction in our transaction count and did not recognize revenue relating to that transaction.
     Capital raising revenue accounted for 89% of our investment banking revenue in the three months ended June 30, 2006 compared to 70% in the three months ended June 30, 2005. Capital raising revenue increased 137% to $25.2 million in the three months ended June 30, 2006 compared to $10.6 million in the three months ended June 30, 2005. The increase resulted primarily from transaction volumes, which increased to 22 capital raising transactions from 9, or 144%. In the market as a whole, within our target sectors, the number of capital raising transactions increased 80% in the three months ended June 30, 2006 as compared to the three months ended June 30, 2005.
     Strategic advisory revenue accounted for 11% of our total investment banking revenue in the three months ended June 30, 2006 compared to 30% in the three months ended June 30, 2005. Strategic advisory revenue declined 33% to $3.0 million in the three months ended June 30, 2006 from $4.5 million in the three months ended June 30, 2005. We completed two strategic advisory transactions in the three months ended June 30, 2006 as compared to three in the three months ended June 30, 2005. In the market as a whole, within our target sectors, the number of strategic advisory transactions increased 17% in the three months ended June 30, 2006 as compared to the three months ended June 30, 2005.

     Six Months Ended June 30, 2006 versus Six Months Ended June 30, 2005. Investment banking revenue increased by 106%, to $64.7 million in the six months ended June 30, 2006 from $31.4 million in the six months ended June 30, 2005. The increase in investment banking revenue was primarily a result of our investment banking transactions closed in the six months ended June 30, 2006 increasing to 43 compared to 29 in the six months ended June 30, 2005. The increase in our investment banking revenue was also the result of our average revenue per transaction increasing to $1.4 million from $1.0 million. The increase in the average revenue per transaction was primarily attributable to an increase in the average size of the capital raising transactions we participated in as well as a result of our having book- and lead-managed more capital raising transactions. We joint book-managed our own initial public offering and follow-on offering during the six months ended June 30, 2006 but did not include those transactions in our transaction count, did not recognize revenue relating to those transactions and did not include those transactions in calculating our revenue per transaction measures.
     Capital raising revenue accounted for 88% of our investment banking revenue in the six months ended June 30, 2006 compared to 66% in the six months ended June 30, 2005. Our capital raising revenue increased 177% to $57.1 million in the six months ended June 30, 2006 compared to $20.6 million in the six months ended June 30, 2005. The increase resulted primarily from higher transaction volumes, with 38 capital raising transactions in the six months ended June 30, 2006 as compared to 22 in the six months ended June 30, 2005, from higher average revenue per transaction, which increased 60% to $1.5 million from $0.9 million as well as a result of our having book- and lead-managed more capital raising transactions. In the market as a whole, within our target sectors, the number of capital raising transactions increased 51% in the six months ended June 30, 2006 as compared to the six months ended June 30, 2005.
     Strategic advisory revenue accounted for 12% of our total investment banking revenue in the six months ended June 30, 2006 compared to 34% in the six months ended June 30, 2005. Strategic advisory revenue declined 30% to $7.6 million in the six months ended June 30, 2006 from $10.8 million in the six months ended June 30, 2005. The decline was primarily the result of the fact that we completed five strategic advisory transactions in the six months ended June 30, 2006 as compared to seven in the six months ended June 30, 2005. In the market as a whole, within our target sectors, the number of strategic advisory transactions increased 16% in the six months ended June 30, 2006 as compared to the six months ended June 30, 2005.
Asset Management Revenue
     Three Months Ended June 30, 2006 versus Three Months Ended June 30, 2005. Asset management revenue for the three months ended June 30, 2006 was $5.4 million. Beginning in 2006 we no longer receive management fees from Thomas Weisel Capital Partners L.P. (“TWCP”), due to the fact that we no longer manage TWCP. After excluding the $5.2 million of management fees earned from TWCP in the three months ended June 30, 2005, as discussed further below, asset management revenue increased 12% in the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Including management fees earned from TWCP in the three months ended June 30, 2005, asset management revenue decreased 46% in the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Asset management revenue for the three months ended June 30, 2005 was $10.0 million.
     Management fees were $3.2 million during the three months ended June 30, 2006 compared to $9.2 million in the three months ended June 30, 2005. After excluding $5.2 million of fees generated in the three months ended June 30, 2005 from TWCP, management fees decreased 19% from the three months ended June 30, 2005. TWCP is a late-stage private equity fund, whose management was transferred to a third party in the three months ended December 31, 2005. We no longer receive management fees from TWCP, however, we have retained our capital account in TWCP and will receive gain and loss allocations in respect of our capital account balance.
     Investment gains in partnerships and other securities were $2.9 million in the three months ended June 30, 2006, an increase of $2.2 million from the three months ended June 30, 2005. During the three month period ended June 30, 2006 we recognized gains of $2.4 million from our investment in TWCP.
     Six Months Ended June 30, 2006 versus Six Months Ended June 30, 2005. Asset management revenue for the six months ended June 30, 2006 was $12.3 million. Beginning in 2006 we no longer receive management fees from TWCP, due to the fact that we no longer manage TWCP. After excluding the $10.5 million of management fees earned from TWCP in the six months ended June 30, 2005, as discussed further below, asset management revenue increased 65% in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Including management fees earned from TWCP in the six months ended June 30, 2005, asset management revenue decreased 31% in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Asset management revenue for the six months ended June 30, 2005 was $18.0 million.

     Management fees were $6.6 million during the six months ended June 30, 2006 compared to $17.5 million in the six months ended June 30, 2005. After excluding $10.5 million of fees generated in the six months ended June 30, 2005 from TWCP, management fees decreased 6% from the six months ended June 30, 2005. As noted above, TWCP is a late-stage private equity fund, whose management was transferred to a third party in the three months ended December 31, 2005. We no longer receive management fees from TWCP, however, we have retained our capital account in TWCP and will receive gain and loss allocations in respect of our capital account balance.
     Investment gains in partnerships and other securities were $5.7 million in the six months ended June 30, 2006, an increase of $5.2 million from the six months ended June 30, 2005. During the six month period ended June 30, 2006 we recognized gains of $3.8 million from our investment in TWCP.
Operating Expenses and Employees
     The following table sets forth information relating to our operating expenses and average number of employees for the three and six months ended June 30, 2006 and 2005:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	(In thousands, except		(In thousands, except
	number of employees)		number of employees)
	2006	2005	2006	2005
Expenses Excluding Interest:
Compensation and benefits	$35,398	$38,184	$77,334	$79,013
Floor brokerage and trade execution	6,388	6,752	13,084	13,938
Communications and data processing	4,218	4,084	8,567	8,721
Depreciation and amortization	2,127	2,334	4,481	4,670
Marketing and promotion	2,759	3,373	5,692	6,850
Occupancy and equipment	3,603	3,938	8,264	7,283
Other expense	4,730	5,274	9,299	9,164

Total expenses	$59,223	$63,939	$126,721	$129,639

Average number of employees	556	549	549	551
Compensation and Benefits Expense
     Three Months Ended June 30, 2006 versus Three Months Ended June 30, 2005. Compensation and benefits expense decreased $2.8 million, or 7%, to $35.4 million in three months ended June 30, 2006 from $38.2 million in the three months ended June 30, 2005. Compensation and benefits expense in the three months ended June 30, 2006 included $1.9 million of non-cash compensation expense relating to equity awards made in connection with our initial public offering. Compensation and benefits expense (excluding expense relating to equity awards made in connection with our initial public offering), as a percentage of net revenues (excluding investment gains and losses attributable to investments in partnerships and other securities) decreased to 56% in the three months ended June 30, 2006 from 66% in the three months ended June 30, 2005. In connection with our initial public offering, we indicated that beginning in 2006 we intend to maintain our aggregate compensation and benefits expense, excluding expenses relating to equity awards made in connection with our initial public offering, within the range of 55% to 58% of our net revenues (excluding investment gains and losses attributable to investments in partnerships and other securities), although we retain the ability to change this rate in the future. Our accruals for compensation and benefits expense in the three months ended June 30, 2006 were determined in a manner consistent with this policy.
     Six Months Ended June 30, 2006 versus Six Months Ended June 30, 2005. Compensation and benefits expense decreased $1.7 million, or 2%, to $77.3 million in the six months ended June 30, 2006 from $79.0 million in the six months ended June 30, 2005. Compensation and benefits expense in the six months ended June 30, 2006 included $3.0 million of non-cash compensation expense relating to equity awards made in connection with our initial public offering. Compensation and benefits expense (excluding expense relating to equity awards made in connection with our initial public offering), as a percentage of net revenues (excluding investment gains and losses attributable to investments in partnerships and other securities) decreased to 55% in the six months ended June 30, 2006 from 67% in the six months ended June 30, 2005. In connection with our initial public offering, we indicated that beginning in 2006 we intend to maintain our aggregate compensation and benefits expense, excluding expenses relating to equity awards made in connection with our initial public offering, within the range of 55% to 58% of our net revenues (excluding investment gains and losses attributable to investments in partnerships and other securities), although we retain the ability to change this rate in the future. Our accruals for compensation and benefits expense in the six months ended June 30, 2006 were determined in a manner consistent with this policy.
Non-Compensation Expenses
     Three Months Ended June 30, 2006 versus Three Months Ended June 30, 2005. Non-compensation expenses decreased $1.9 million, or 7%, to $23.8 million in the three months ended June 30, 2006 from $25.8 million in the three months ended June 30, 2005. Overall, non-compensation expenses as a percentage of net revenues decreased to 37% in the three months ended June 30, 2006 from 44% in the three months ended June 30, 2005.
     Floor brokerage and trade execution expense decreased by $0.4 million, or 5%, to $6.4 million in the three months ended June 30, 2006 from $6.8 million in the three months ended June 30, 2005, primarily reflecting lower costs as a result of both lower share volume and commissions in equity trading.
     Communications and data processing expense includes telecommunications, data communication, certain equipment cost and software. These costs increased $0.1 million, or 3%, to $4.2 million in the three months ended June 30, 2006 compared to the three months ended June 30, 2005. The cost increase was primarily due to costs incurred in connection with converting our trading systems to our new clearing broker, partially offset by lower communication costs.
     Depreciation and amortization expense decreased $0.2 million, or 9%, to $2.1 million in the three months ended June 30, 2006 from $2.3 million in the three months ended June 30, 2005, primarily due to the fact that certain furniture and equipment is now fully depreciated.
     Marketing and promotion expense includes travel and entertainment, conferences and promotional and advertising expenses. These expenses decreased $0.6 million, or 18%, in the three months ended June 30, 2006 from the three months ended June 30, 2005, primarily due to lower conference- and event-related expenses and due to a change in the quarterly period during which we hold one of our conferences.
     Occupancy and equipment expenses decreased $0.3 million, or 9%, in the three months ended June 30, 2006 from the three months ended June 30, 2005 primarily due to the fact that we incurred leasing agent commissions in the three months ended June 30, 2005.
     Other expense includes legal and professional services, printing, insurance, business and property taxes, and supplies. These expenses decreased $0.5 million, or 10%, in the three months ended June 30, 2006 from the three months ended June 30, 2005. The decrease in other expense is primarily a result of a decrease in legal fees and business and property taxes, partially offset by an increase in employee recruiting and relocation costs and an increase in director and officer insurance costs relating to our becoming a public company.
     Six Months Ended June 30, 2006 versus Six Months Ended June 30, 2005. Non-compensation expenses decreased $1.2 million, or 2%, to $49.4 million in the six months ended June 30, 2006 from $50.6 million in the six months ended June 30, 2005. Overall, non-compensation expenses as a percentage of net revenues decreased to 35% in the six months ended June 30, 2006 from 43% in the six months ended June 30, 2005.
     Floor brokerage and trade execution expense decreased to $13.1 million in the six months ended June 30, 2006 from $13.9 million in the six months ended June 30, 2005, a 6% decrease, primarily reflecting lower costs as a result of both lower share volume and commissions in equity trading.
     Communications and data processing expense includes telecommunications, data communication, certain equipment cost and software. These costs decreased $0.2 million, or 2%, to $8.6 million in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The cost reduction was primarily due to lower communication costs, partially offset by costs incurred in connection with converting our trading systems to our new clearing broker.
     Depreciation and amortization expense decreased $0.2 million, or 4%, to $4.5 million in the six months ended June 30, 2006 from $4.7 in the six months ended June 30, 2005 primarily due to the fact that certain furniture and equipment is now fully depreciated, partially offset by the acceleration of depreciation expense on certain furniture during the three months ended March 31, 2006.
     Marketing and promotion expense includes travel and entertainment, conferences and promotional and advertising expenses. These expenses decreased $1.2 million, or 17%, in the six months ended June 30, 2006 from the six months ended June 30, 2005, primarily because we incurred lower conference- and event- related expenses in the six months ended June 30, 2006.
     Occupancy and equipment expenses increased $1.0 million, or 13%, in the six months ended June 30, 2006 from the six months ended June 30, 2005 primarily due to a $1.5 million charge recorded in the six months ended June 30, 2006 related to our leased premises in Menlo Park, partially offset by a refund of a portion of previously paid common area and maintenance charges. We recorded the additional reserve for the subleased space as the current subtenant notified us in March 2006 that they would not be exercising their option to extend their sublease and current lease rates for commercial office space in Menlo Park are substantially lower than the current sublease rate for these premises.
     Other expense includes legal and professional services, printing, insurance, business and property taxes, and supplies. These expenses increased $0.1 million, or 1%, in the six months ended June 30, 2006 from the six months ended June 30, 2005, primarily due to increased auditing, consulting and insurance expenses relating to our becoming a public company and employee recruiting and relocation costs, partially offset by lower legal fees and business and property taxes.

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
     In connection with our initial public offering we reorganized from a limited liability company into a corporation and following that reorganization we became subject to U.S. federal and state income taxes. We account for income taxes in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities based upon temporary differences between the financial reporting and tax bases of our assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized. During the three months ended March 31, 2006, we recognized a one-time tax benefit of $13.8 million in connection with the establishment of our deferred tax asset balances of $22.4 million, partially offset by establishing a valuation allowance of $8.6 million. The valuation allowance was recorded because management concluded that a portion of the deferred tax benefit, which results from unrealized capital losses, more likely than not will not be realized due to the uncertainty of our ability to generate future capital gains to offset such capital losses. For the three months ended June 30, 2006, capital gains of $2.1 million were recorded resulting in a projected 2006 decrease to the valuation allowance of $0.5 million.
     Our effective tax rate prior to one time events for the six months ended June 30, 2006 is 38%, a 5% reduction from the three months ended March 31, 2006. The reduction is primarily the result of (i) an increase in tax-exempt interest income (resulting in an approximate 2.0% reduction) and (ii) the valuation allowance reduction discussed above (resulting in an approximate 3.0% reduction).
Liquidity and Capital Resources
     Prior to our initial public offering in February of 2006 we historically satisfied our capital and liquidity requirements through capital raised from our partners and strategic investors, internally generated cash from operations and available credit from market sources. In February of 2006 we completed our initial public offering of common stock, raising $66.3 million in net proceeds and in May of 2006 we completed a follow-on public offering of common stock, raising $76.4 million in net proceeds. As of June 30, 2006, we had liquid assets primarily consisting of cash and cash equivalents of $121.4 million. As of June 30, 2006, we also had $80.2 million in other investments, including $50.0 million of auction rate securities. In addition, we have the following liquidity arrangements in place:
•	A revolving line of credit for up to $10 million from First Republic Bank that is secured by certain of our investment banking receivables. As of June 30, 2006, there was no outstanding balance under this facility.

•	A secured financing arrangement with General Electric Capital Corporation that is secured by furniture, equipment and leasehold improvements, with a 3-year term and a variable interest rate at LIBOR plus 2.85%. As of June 30, 2006, the outstanding balance under this facility was $9.3 million.
     The timing of bonus and guaranteed compensation payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees are generally paid salaries semi-monthly during the year, bonus and guaranteed compensation payments, which make up a larger portion of total compensation, are generally paid at selected times during the year. Bonus and guaranteed compensation payments for a given year are generally paid in February and July of the following year.
     In connection with our initial public offering of common stock, we issued $33 million of unsecured senior notes to our former Class D and Class D-1 shareholders and are required to make principal and interest payments on these notes in accordance with their terms.
     Thomas Weisel Partners LLC, our wholly-owned subsidiary and a registered securities broker-dealer, is subject to the net capital requirements of the NYSE and the SEC’s uniform net capital rule. NYSE and SEC regulations also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met. At June 30, 2006, Thomas Weisel Partners LLC had excess net capital of $31.7 million. Regulatory net capital requirements change based on certain investment and underwriting activities. In connection with our transition to a new clearing broker, in November 2005 we terminated our previous subordinated borrowing facility with the affiliate of our former clearing broker and established a subordinated borrowing facility of $40 million with our new clearing broker. This new facility is in the form of a revolving note and subordination agreement. The terms of the revolving note are defined in an agreement approved by the NYSE and such borrowings, if and when drawn, will be considered in computing the net capital of our affiliated broker-dealer and available to support our investment banking and brokerage business. No amounts have been drawn under the new facility.
     Because of the nature of our investment banking and brokerage businesses, liquidity is of critical importance to us. Accordingly, we regularly monitor our liquidity position, including our cash and net capital positions. We believe that our current level of equity capital, which includes the net proceeds to us from our initial public offering of common stock, our May 2006 follow-on offering of common stock, and funds anticipated to be provided by operating activities, will be adequate to meet our liquidity and regulatory capital requirements for the next 12 months.
     The following table provides a summary of our contractual obligations as of June 30, 2006:

	Remainder
	of			2011-
	2006	2007-2008	2009-2010	Thereafter	Total
	(In thousands)
Notes payable(1)	$1,867	$9,869	$1,024	$25,500	$38,260
Capital leases	136	197	—	—	333
Operating leases	8,994	37,444	34,629	42,895	123,962
General partner commitment to invest in private equity funds(2)	6,054	13,252	127	—	19,433
Guaranteed compensation payments	1,039	4,849	—	—	5,888

Total	$18,090	$65,611	$35,780	$68,395	$187,876

(1)	Includes the notes payable with remaining principal amount of $28.9 million as of June 30, 2006 that were issued in connection with our initial public offering. Also, includes secured fixed asset financing of $9.3 million. Does not include interest payable at variable rates on the notes payable.

(2)	The private equity fund commitments have no specified contractual contribution dates. The timing of these contributions is presented based upon estimated contribution dates.
Cash Flows
     In May 2006, we received cash proceeds of approximately $76.4 million from our follow-on public offering of common stock, net of unaffiliated underwriters’ discount and other expenses.
     Six Months Ended June 30, 2006. Our cash and cash equivalents were $121.4 million at June 30, 2006, an increase of $31.2 million from December 31, 2005. Operating activities used $10.3 million of cash, including noncash items of $10.1 million and cash used by changes in operating assets and liabilities of $24.9 million, partially offset by net income of $24.6 million. Our noncash items principally consist of depreciation and amortization of $4.5 million, offset by deferred tax benefit of $13.8 million and unrealized and realized gains on partnership and other investments of $5.6 million. Cash used by operating assets and liabilities of $24.9 million mainly resulted from a $66.4 million increase in securities owned and a reduction in accrued compensation of $16.1 million, reflecting year-end payments of incentive compensation, partially offset by an increase in the net balance payable to our clearing broker of $55.9 million. Investing activities used $78.8 million of cash, including the purchase of $107.7 million of municipal and auction-rate securities, investment in private equity partnerships of $1.7 million and purchase of property and equipment of $1.6 million, partially offset by proceeds from sale of investments of $32.3 million. Financing activities provided $120.3 million of cash, including cash proceeds received during the six months ended June 30, 2006 from issuance of common stock upon our initial public offering in February 2006, net of expenses, of $68.0 million and cash proceeds of approximately $74.1 million from issuance of common stock upon our follow-on public offering of May 2006, net of unaffiliated underwriters’ discount and other expenses, partially offset by repayments of notes payable of $13.8 million and net distributions to members and withdrawal of capital of $7.8 million.
     Six Months Ended June 30, 2005. Our cash and cash equivalents were $57.6 million at June 30, 2005, a decrease of $0.3 million from December 31, 2004. Operating activities provided $9.5 million of cash, including cash generated from changes in operating assets and liabilities of $16.9 million, partially offset by a net loss of $12.0 million less noncash items of $4.6 million. Our noncash items principally consist of depreciation and amortization of $4.7 million. Cash generated by operating assets and liabilities of $16.9 million also resulted from a decrease in our net securities position of $35.4 million, a decrease in amounts due from our clearing broker of $18.9 million, an increase in corporate finance and syndicate receivables of $2.8 million, a reduction in accrued compensation of $4.2 million, reflecting year-end payment of incentive compensation. Investing activities used $3.3 million of cash, including restricted cash deposits of $2.0 million, investment in private equity partnerships of $1.2 million and purchase of furniture, equipment and leasehold improvements of $0.6 million. Financing activities used $6.6 million of cash, including repayments of notes payable of $2.0 million and net distributions to members and withdrawal of capital of $5.6 million.
Market Risk
     Market risk represents the risk of loss that may result from the change in value of a financial instrument due to fluctuations in its market price. Market risk may be exacerbated in times of trading illiquidity when market participants refrain from transacting in normal quantities and/or at normal bid-offer spreads. Our exposure to market risk is directly related to our role as a financial intermediary in customer trading and to our market-making and investment activities. In addition, we may be exposed to market risk in connection with other asset management activity. Market risk is inherent in financial instruments.
     We trade in equity and convertible debt securities as an active participant in both listed and OTC equity and convertible markets. We typically maintain securities in inventory to facilitate our market-making activities and customer order flow. We may use a variety of risk management techniques and hedging strategies in the ordinary course of our trading business, including establishing position limits by product type and industry sector, closely monitoring inventory turnover, maintaining long and short positions in related securities, and using exchange-traded equity options and other derivative instruments. We do not use derivatives for speculative purposes in connection with our trading activities.
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

     As part of our asset management activities, and generally in connection with the development of new asset management products, we from time to time take long and short positions in publicly traded equities and related options and other derivative instruments and make private equity investments, all of which expose us to market risk. These activities are subject, as applicable, to risk guidelines and procedures designed to manage and monitor market risk.
Equity Price Risk
     Equity price risk represents the potential loss in value due to adverse changes in the level or volatility of equity prices. We are exposed to equity price risk through our trading activities in both listed and OTC equity markets. We attempt to reduce the risk of loss inherent in our inventory of equity securities by establishing position limits, monitoring inventory turnover and entering into hedging transactions, including the use of equity options, designed to mitigate our market risk profile. In addition, we are exposed to equity price risk through the other asset management activities described above in “Market Risk” and we attempt to manage this risk in the manner described therein.
Interest Rate Risk
     Interest rate risk represents the potential loss from adverse changes in market interest rates. As we may hold U.S. Treasury securities and other fixed income securities as well as convertible debt securities and incur interest-sensitive liabilities from time to time, we are exposed to interest rate risk arising from changes in the level and volatility of interest rates and in the shape of the yield curve. In particular, as discussed in Note 8 — Notes Payable in the notes to our unaudited condensed consolidated financial statements for the six months ended June 30, 2006, we issued floating rate notes to CalPERS and Nomura in connection with our reorganization on February 7, 2006. Certain interest rate risk is managed through the use of short positions in U.S. government and corporate debt securities and other instruments.
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
Liability for Lease Losses
     Our accrued expenses and other liabilities include a liability for lease losses related to office space that we sub-leased or abandoned due to staff reductions. The liability for lease losses was $6.7 million at June 30, 2006 and will expire with the termination of the relevant facility leases through 2010. We estimate our liability for lease losses as the net present value of the differences between lease payments and receipts under sublease agreements, if any. This liability is affected by our estimate of future facility requirements and sublease assumptions. If we subsequently determine that we will not utilize space or decide to sublease additional space, this liability could increase with a corresponding charge to expenses.
     During the three months ended March 31, 2006 we recorded a $1.5 million charge related to our lease premises in Menlo Park. We recorded the additional reserve for the subleased space as the current subtenant notified us in March 2006 that they would not be exercising their option to extend their sublease and current lease rates for commercial office space in Menlo Park are substantially lower than the current sublease rate for these premises.
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
Deferred Tax Valuation Allowance
     As a corporation, we are subject to federal and state income taxes. In determining our provision for income taxes, we recognize deferred tax assets and liabilities based on the difference between the carrying value of assets and liabilities for financial and tax reporting purposes. For our investments in partnerships, adjustments to their carrying value are made based on determinations of the fair value of underlying investments held by such partnerships. Both upward and downward adjustments to the carrying value of investment partnerships, which are recorded as unrealized gains and losses in the consolidated statements of operations, represent timing differences until such time as these gains and losses are realized. As of June 30, 2006, we have net unrealized capital losses on these investment partnerships. To the extent we are not able to generate future realized capital gains, we would not be able to recognize our deferred tax asset as a tax benefit. Due to the uncertainty of our ability to generate future realized capital gains to offset capital losses, we recorded a valuation allowance for the deferred tax asset attributable to net unrealized losses in our investment partnerships. As of June 30, 2006, the deferred tax asset recorded to reflect these net unrealized losses is $8.1 million, and the related valuation allowance is $8.1 million.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Quantitative and qualitative disclosure about market risk is set forth under Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” of this Quarterly Report on Form 10-Q.
Item 4. Controls and Procedures
     (a)   Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.
     (b)   Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     The following description includes developments with respect to our litigation matters that occurred in the three months ended June 30, 2006 and should be read in conjunction with our discussion set forth under “Legal Proceedings” in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2005 and “Legal Proceedings” in Part II, Item 1 of our Quarterly Report on Form 10-Q for the three month period ended March 31, 2006.
•	In re Tellium, Inc. Securities Litigation — Proposed settlement of remaining claim. We are a defendant in a purported class action litigation brought in connection with Tellium, Inc.’s initial public offering in May 2001. The most recent amended complaint, filed in the United States District Court for the District of New Jersey, alleges claims for securities fraud against Tellium and certain of its directors and senior officers as well as the company’s underwriters, including us and one of our former employees. We have denied liability in connection with this matter. On June 30, 2005, the court entered an order that dismissed all of the claims against us and the former employee of ours, except for a claim limited to an alleged misstatement in the registration statement relating to the relationship between Tellium and one of its customers. With respect to the remaining claim, on May 19, 2006 the parties, including us, entered into a proposed settlement to resolve the claim, which proposed settlement would not require us to make any settlement payment. The proposed settlement remains subject to several contingencies, including final court approval, which may not be obtained or satisfied. In the event that the proposed settlement is not finalized, we believe that we have meritorious defenses to these actions and would vigorously defend such actions as they apply to us.

•	In re Vonage Holdings Corp. Securities Litigation — We have been named a defendant in purported class action lawsuits filed in June 2006 arising out of the May 2006 initial public offering of Vonage Holdings Corp. The complaints, filed in the United States District Court for the District of New Jersey and in the Supreme Court of the State of New York, County of Kings, allege misuse of Vonage’s directed share program and violations of federal securities laws against Vonage and certain of its directors and senior officers as well as Vonage’s underwriters, including us, based on alleged false and misleading statements in the registration statement and prospectus. We believe we have meritorious defenses to these actions and intend to vigorously defend such actions as they apply to us.

•	In Re SeraCare Life Sciences, Inc. Securities Litigation— We have been named a defendant in a purported class action lawsuit filed in July 2006 arising out of alleged false and misleading financial statements issued between 2003 and 2006 by SeraCare Life Sciences, Inc. The complaint was filed in the United States District Court for the Southern District of California, and alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 against certain of SeraCares’s current and former officers and directors, its former auditor, and its controlling shareholders and investment bankers, including us due to our having been a co-manager of SeraCare’s 2005 secondary offering of common stock. SeraCare has disclosed that it filed for bankruptcy in March 2006. We believe we have meritorious defenses to these actions and intend to vigorously defend such actions as they apply to us.
Item 1A. Risk Factors
     The following discussion supplements and amends the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.
Pricing and other competitive pressures may impair the revenues and profitability of our brokerage business.
     We derive a significant portion of our revenues from our brokerage business. Along with other brokerage firms, we have experienced intense price competition in this business in recent years. In particular, the ability to execute trades electronically, through the Internet and through other alternative trading systems has increased the pressure on trading commissions and spreads. We expect this trend toward alternative trading systems and pricing pressures in this business to continue. We believe we may experience competitive pressures in these and other areas as some of our competitors seek to obtain market share by competing on the basis of price. In addition, we face pressure from our larger competitors, which may be better able to offer a broader range of complementary products and services to brokerage clients in order to win their trading business. As we are committed to maintaining and improving our comprehensive research coverage in our target sectors to support our brokerage business, we may be required to make substantial investments in our research capabilities. If we are unable to compete effectively with our competitors in these areas, the revenues and profitability of our brokerage business may decline and our business, financial condition and results of operations may be adversely affected.
     Changes in laws and regulations governing brokerage and research activities could also adversely affect our brokerage business. For example, in July 2006, the SEC published interpretive guidance regarding the scope of permitted brokerage and research services in connection with “soft dollar” practices (i.e., arrangements under which an investment adviser directs client brokerage transactions to a broker in exchange for research products or services in addition to brokerage services) and solicited further public comment regarding soft dollar practices involving third party providers of research. Although we do not believe that the July 2006

SEC interpretive guidance will materially affect our brokerage business, we cannot predict whether it or future changes in laws or regulations may prompt brokerage customers to revisit or alter the manner in which they pay for research or brokerage services.
     Fidelity Management & Research Company, one of our largest institutional brokerage clients in terms of commission revenue, has entered into arrangements with some brokerage firms under which Fidelity will separate payments for research products or services from trading commissions for brokerage services and will pay for research directly in cash, instead of compensating these firms through trading commissions as under soft dollar practices. In March 2006 we entered into such an agreement with Fidelity. Since entering into this agreement, our quarterly brokerage revenues from Fidelity have materially decreased compared to 2005 and we do not currently anticipate a return to 2005 levels. If other institutional brokerage clients adopt similar practices in the future, competitive pressures on trading commissions and spreads may further increase and the value our clients place on high-quality research may fall, all of which would likely further impair the revenues of our brokerage business. Conversely, if we are unable to make similar arrangements with other investment managers that insist on separating trading commissions from research products, volumes and trading commissions in our brokerage business also would likely decrease.
We have broad discretion over the use of the net proceeds to us from our initial public offering of common stock in February 2006 and our follow-on offering of common stock in May 2006.
     We have broad discretion to use the net proceeds to us from our initial public offering of common stock in February 2006 and our follow-on offering of common stock in May 2006, and you will be relying on the judgment of our board of directors and our management regarding the application of these proceeds. Although we expect to use the net proceeds from this offering for general corporate purposes, including support and expansion of our underwriting, trading and asset management businesses and strategic acquisitions and investments, we have not allocated these net proceeds for specific purposes.
     Through June 30, 2006 we have used a portion of the net proceeds of our common stock offerings to pay off notes payable to third parties and to pay off inter-company debt to our wholly-owned subsidiary, Thomas Weisel Partners LLC and for other general corporate purposes. However, the majority of these net proceeds have been invested in municipal debt securities, auction rate securities, tax exempt money market funds and other debt and equity securities pending allocation for specific general corporate purposes, including support and expansion of our underwriting, trading and asset management businesses and strategic acquisitions and investment. These investments may not yield favorable returns and in the future we may not be successful in investing the net proceeds from this offering to yield a favorable return.
Our common stock has only been publicly traded since February 2, 2006 and we expect that the price of our common stock will fluctuate substantially.
     There has only been a public market for our common stock since February 2, 2006 and during such time our stock price has fluctuated from a low of $14.51 per share to a high of $24.35 per share. The closing price of our common stock on August 8, 2006 was $15.08 per share. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuations in our stock price may include, among others:
•	actual or anticipated variations in quarterly operating results;

•	changes in financial estimates by us or by any securities analysts who might cover our stock, or our failure to meet the estimates made by securities analysts;

•	announcements by us or our competitors or significant acquisitions, strategic partnerships or divestitures;

•	additions or departures of key personnel; and

•	sales of our common stock, including sales of our common stock by our directors and officers or by our other principal stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Our initial public offering of common stock closed on February 7, 2006 and on that date we issued 4,783,670 shares of our common stock in a registered public offering pursuant to a Registration Statement on Form S-1, which was declared effective by the SEC on February 1, 2006 (Commission file number 333-129108), and pursuant to an additional Registration Statement on Form S-1 (Commission file number 333-131470), which was filed on February 1, 2006 pursuant to SEC Rule 462(b) and which became effective automatically upon filing. On February 10, 2006, our underwriters exercised their option to acquire additional shares of our common stock and as a result we issued 130,770 additional shares of our common stock on February 14, 2006. The net offering proceeds to us from the offering of these 4,914,440 shares, after subtracting the unaffiliated underwriters’ discount and these other expenses, were approximately $66.3 million.
     The proceeds of our initial public offering have been used as follows: (i) during the six months ended June 30, 2006 approximately $7.9 million was used to pay off notes payable, (ii) during the six months ended June 30, 2006 approximately $18.3 million was used to pay off an intercompany payable to Thomas Weisel Partners LLC and (iii) as of June 30, 2006 approximately $40.0 million remains invested in municipal debt securities, auction rate securities and tax exempt money market funds. It is our expectation that the full amount of the proceeds of the offering will be used by us for general corporate purposes.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
There were no matters submitted to a vote of security holders during the three months ended June 30, 2006.
Item 5. Other Information
None.
Item 6. Exhibits
See the Exhibit Index on page E-1 for a list of the exhibits being filed or furnished with or incorporated by reference into this Quarterly Report on Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOMAS WEISEL PARTNERS GROUP, INC.
Date: August 8, 2006	By:	/s/ Thomas W. Weisel
Name: Thomas W. Weisel
Title: Chairman and Chief Executive Officer

Date: August 8, 2006	By:	/s/ Robert K. West
Name: Robert K. West
Title: Chief Financial Officer

S-1

		EXHIBIT INDEX
		Incorporated by Reference
Exhibit			File	Date of	Exhibit	Filed
Number	Exhibit Description	Form	Number	First Filing	Number	Herewith
2.1	Plan of Reorganization and Merger Agreement, dated as of October 14, 2005, by and among Thomas Weisel Partners Group LLC, Thomas Weisel Partners Group, Inc. and TWPG Merger Sub LLC	S-1/A	333-129108	12/13/2005	2.1
2.2	Agreement and Plan of Merger between Thomas Weisel Partners Group, Inc. and Thomas Weisel Partners Group LLC	10-K	000-51730	3/29/2006	2.2
3.1	Certificate of Incorporation	S-1	333-129108	10/19/2005	3.1
3.2	By-Laws	S-1	333-129108	10/19/2005	3.2
4.1	Form of Common Stock Certificate	10-K	000-51730	3/29/2006	4.1
4.2	Registration Rights Agreement	10-K	000-51730	3/29/2006	4.2
4.3	Warrant	10-K	000-51730	3/29/2006	4.3
10.1	Partners’ Equity Agreement	10-K	000-51730	3/29/2006	10.1
10.2+	Form of Employment Agreement	S-1/A	333-129108	1/17/2006	10.2
10.3	Form of Pledge Agreement	S-1/A	333-129108	1/17/2006	10.3
10.4+	Equity Incentive Plan	S-1/A	333-129108	2/1/2006	10.4
10.5	Form of Indemnification Agreement	S-1/A	333-129108	1/17/2006	10.5
10.6	Form of Tax Indemnification Agreement	S-1/A	333-129108	1/17/2006	10.6
10.7	Letter Agreement, dated as of January 27, 2006, between Thomas Weisel Partners Group LLC and California Public Employees’ Retirement System	S-1/A	333-129108	2/1/2006	10.14
10.8+	Thomas Weisel Partners Group, Inc. Bonus Plan	S-1/A	333-129108	2/1/2006	10.16
10.9+	Form of Restricted Stock Unit Award Agreement	S-1/A	333-129108	2/1/2006	10.17
10.10+	Form of Restricted Stock Award Agreement	S-1/A	333-129108	2/1/2006	10.18
10.11+	CEO Employment Agreement	10-K	000-51730	3/29/2006	10.19
10.12	Fully Disclosed Clearing Agreement dated as of August 15, 2005 by and between National Financial Services LLC and Thomas Weisel Partners LLC	10-Q	000-51730	5/8/2006	10.12
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	—	—	—	—	X
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	—	—	—	—	X
32.1	Section 1350 Certification of Chief Executive Officer	—	—	—	—	X
32.2	Section 1350 Certification of Chief Financial Officer	—	—	—	—	X
+     Indicates a management contract or a compensatory arrangement.

E-1