Form 10-Q
period 2006-09-30
Thomas Weisel Partners Group, Inc.
filed 2006-11-13
CIK 1340354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period ___to ___

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
     As of November 9, 2006 there were 25,756,679 shares of the registrant’s common stock outstanding.

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
     We maintain a public internet site at http://www.tweisel.com and make available free of charge through our internet site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website are charters for our Board of Directors’ Audit Committee, Compensation Committee and Corporate Governance and Nominations Committee, as well as our Corporate Governance Guidelines, our Code of Conduct and Ethics governing our directors, officers and employees and other related materials. The information on our website is not part of this Quarterly Report.

     When we use the terms “Thomas Weisel Partners”, “we”, “us”, “our”, and the “firm” we mean Thomas Weisel Partners Group, Inc., a Delaware corporation, and its consolidated subsidiaries, taken as a whole, as well as any predecessor entities, unless the context otherwise indicates.

-ii-

Special Note Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections includes forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “intend” or “continue”, the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include expectations as to our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined under Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as supplemented and amended by the risks outlined under Part II, Item 1A – “Risk Factors” in this Quarterly Report on Form 10-Q. See “Where You Can Find More Information” on the preceding page.
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
     Forward-looking statements include, but are not limited to, the following:
•	the statement in Part I, Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Expenses” in this Quarterly Report on Form 10-Q about our intention to maintain aggregate compensation and benefits expense (excluding expenses relating to equity awards made in connection with our initial public offering) within the range of 55% to 58% of annual net revenues (excluding investment gains and losses attributable to investments in partnerships and other securities);

•	the statement in Part I, Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Investment Banking” in this Quarterly Report on Form 10-Q about our belief that historical venture capital investment is an important indicator of future investment banking activity in our target sectors;

•	the statements in Part I, Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Asset Management” in this Quarterly Report on Form 10-Q about our estimates of the total maximum amount of waived management fees available to be recognized as revenue in the future;

•	the discussion in Part I, Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in this Quarterly Report on Form 10-Q about our ability to meet liquidity and regulatory capital requirements with our current level of equity capital, net proceeds to us from our initial public offering and our May 2006 follow-on offering of common stock and funds anticipated to be provided by operating activities; and

•	the statement in Part II, Item IA – “Risk Factors” in this Quarterly Report on Form 10-Q about our belief that the SEC’s July 2006 interpretive guidance relating to “soft dollar” practices will not materially affect our brokerage business.

-iii-

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
(formerly Thomas Weisel Partners Group LLC and Subsidiaries)
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Cash and equivalents	$69,612	$90,193
Restricted cash and cash required to be segregated under Federal or other regulations	6,468	10,517
Securities owned — at market value	194,727	98,527
Receivable from clearing broker	—	9,555
Corporate finance and syndicate receivables, net of allowance for doubtful accounts of $170 and $0, respectively	8,874	10,479
Investments in partnerships and other securities	39,669	38,920
Other investments	103,013	4,632
Property and equipment, net	25,368	29,600
Receivables from related parties, net of allowance for doubtful loans of $2,546 and $3,316, respectively	3,081	4,911
Deferred tax assets, net of valuation allowance	14,708	—
Other assets	19,529	15,489

Total assets	$485,049	$312,823

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERENCE STOCK, SHAREHOLDERS’ AND MEMBERS’ EQUITY (DEFICIT)
Liabilities:
Securities sold, but not yet purchased — at market value	$113,498	$84,986
Payable to clearing broker	13,150	—
Payables to customers	57	3,343
Accrued compensation	19,717	42,889
Accrued expenses and other liabilities	49,027	48,671
Capital lease obligations	197	445
Notes payable	33,120	19,094

Total liabilities	228,766	199,428

Redeemable Convertible Preference Stock:
Class C redeemable preference shares	—	48,792
Class D redeemable convertible shares	—	100,000
Class D-1 redeemable convertible shares	—	75,000

Total redeemable convertible preference stock	—	223,792

Shareholders’ and Members’ Equity (Deficit):
Class A shares	—	26,442
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 25,831,079 and 0 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	258	—
Additional paid-in capital	350,296	—
Retained earnings (accumulated deficit)	(93,948)	(136,530)
Accumulated other comprehensive income (loss)	(323)	(309)

Total shareholders’ and members’ equity (deficit)	256,283	(110,397)

Total liabilities, redeemable convertible preference stock, shareholders’ and members’ equity (deficit)	$485,049	$312,823

See accompanying notes to unaudited condensed consolidated financial statements.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
(formerly Thomas Weisel Partners Group LLC and Subsidiaries)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Brokerage	$30,682	$34,565	$94,845	$104,255
Investment banking	22,228	15,895	86,878	47,318
Asset management	4,123	7,832	16,459	25,787
Interest income	4,197	1,476	9,471	3,439

Total revenues	61,230	59,768	207,653	180,799
Interest expense	(3,110)	(1,496)	(7,822)	(3,567)

Net revenues	58,120	58,272	199,831	177,232

Expenses excluding interest:
Compensation and benefits	33,648	38,076	110,983	117,089
Floor brokerage and trade execution	4,441	6,314	17,525	20,252
Communications and data processing	3,958	4,482	12,525	13,203
Depreciation and amortization	2,117	2,288	6,598	6,958
Marketing and promotion	2,817	2,978	8,509	9,828
Occupancy and equipment	5,524	3,796	13,787	11,079
Other expense	4,182	2,011	13,482	11,175

Total expenses excluding interest	56,687	59,945	183,409	189,584

Income (loss) before taxes	1,433	(1,673)	16,422	(12,352)
Provision for taxes (tax benefit)	(119)	523	(9,759)	1,805

Net income (loss)	1,552	(2,196)	26,181	(14,157)

Preferred dividends and accretion:
Class D redeemable convertible shares	—	(1,750)	(710)	(5,250)
Class D-1 redeemable convertible shares	—	(937)	(380)	(2,812)
Accretion of Class C redeemable preference shares	—	(756)	(518)	(3,481)

Net income (loss) attributable to common shareholders and to Class A, B and C shareholders	$1,552	$(5,639)	$24,573	$(25,700)

Earnings per share:
Basic earnings per share	$0.06		$1.05
Diluted earnings per share	$0.06		$1.03

Weighted average shares used in computation of per share data:
Basic weighted average shares outstanding	25,839		23,377
Diluted weighted average shares outstanding	26,218		23,913

Pro forma, as adjusted:*
Pro forma net revenues			$199,693
Pro forma income (loss) before taxes			16,284
Pro forma provision for taxes (tax benefit)			(8,326)
Pro forma net income (loss)			24,610
Pro forma preferred dividends and accretion			—
Pro forma net income (loss) attributable to common shareholders			24,610

Pro forma earnings per share:
Pro forma basic earnings per share			$1.05
Pro forma diluted earnings per share			$1.03

Pro forma weighted average shares used in the computation of per share data:
Pro forma basic weighted average shares outstanding			23,377
Pro forma diluted weighted average shares outstanding			23,913

*	See Note 17 to the unaudited condensed consolidated financial statements.
See accompanying notes to unaudited condensed consolidated financial statements.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
(formerly Thomas Weisel Partners Group LLC and Subsidiaries)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ AND MEMBERS’ EQUITY (DEFICIT)
(In thousands)
(Unaudited)

					Retained	Accumulated	Total	Total
			Paid-In	Additional	Earnings	Other	Shareholders’ and	Comprehensive
	Common Stock		Capital	Paid-in	(Accumulated	Comprehensive	Members’ Equity	Income
	Shares	Amount	Class A	Capital	Deficit)	Income (Loss)	(Deficit)	(Loss)
Balance, December 31, 2005	—	$—	$26,442	$—	$(136,530)	$(309)	$(110,397)	$—
Net income for the period January 1, to February 7, 2006	—	—	—	—	3,551	—	3,551	3,551
Distributions:
Class D redeemable convertible shares	—	—	—	—	(710)	—	(710)	—
Class D-1 redeemable convertible shares	—	—	—	—	(380)	—	(380)	—
Accretion of Class C redeemable preference shares	—	—	—	—	(518)	—	(518)	—
Contributions — Class A shares	—	—	283	—	—	—	283	—
Currency translation adjustment	—	—	—	—	—	(14)	(14)	(14)
Reorganization from an LLC to a C Corporation:
Issuance of common shares for Class A and A-1 shares	13,274	133	(26,725)	26,592	—	—	—	—
Issuance of common shares for Class C redeemable preference shares	1,304	13	—	31,287	18,009	—	49,309	—
Issuance of common shares for Class D and D-1 redeemable convertible shares	2,769	28	—	145,244	—	—	145,272	—
Issuance of common stock in initial public offering, net of underwriting discounts	4,915	49	—	71,626	—	—	71,675	—
Direct costs of initial public offering	—	—	—	(5,457)	—	—	(5,457)	—
Share-based compensation expense	—	—	—	5,197	—	—	5,197	—
Issuance of common stock in follow-on offering, net of underwriting discounts	3,582	35	—	76,811	—	—	76,846	—
Direct costs of follow-on offering	—	—	—	(821)	—	—	(821)	—
Repurchases of common shares	(13)	—		(183)			(183)
Net income from February 8, 2006 to September 30, 2006	—	—	—	—	22,630	—	22,630	22,630

Balance, September 30, 2006	25,831	$258	$—	$350,296	$(93,948)	$(323)	$256,283	$26,167

See accompanying notes to unaudited condensed consolidated financial statements.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
(formerly Thomas Weisel Partners Group LLC and Subsidiaries)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$26,181	$(14,157)
Non-cash items included in net income (loss):
Depreciation and amortization of property and equipment	6,598	6,958
Share-based compensation expense	5,197	—
Deferred tax provision (benefit)	(14,708)	—
Provision for doubtful accounts	170	1,203
Provision for facility lease loss	2,990	(379)
Deferred rent expense	(314)	536
Unrealized and realized (gains) losses on partnership and other investments	(6,600)	(2,589)
Other	734	(15)
Net effect of changes in operating assets and liabilities:
Cash segregated under federal or other regulations	4,049	853
Securities owned and securities sold, but not yet purchased—net	(67,688)	40,102
Corporate finance and syndicate receivables	1,435	(3,692)
Distributions from investment partnerships	12,553	24
Other assets	(2,200)	1,338
Receivable from/payable to clearing broker—net	22,705	(16,040)
Accrued expenses and other liabilities	1,552	(3,647)
Payable to customers	(3,286)	(329)
Accrued compensation	(23,172)	(6,651)

Net cash provided by (used in) operating activities	(33,804)	3,515

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,372)	(856)
Sale of property and equipment	—	282
Acquisition of intangible asset	—	(243)
Restricted cash deposits	—	(2,000)
Partnership investments purchased	(4,205)	(2,125)
Purchases of investments	(157,505)	—
Proceeds from sale of investments	59,244	3,486

Net cash used in investing activities	(104,838)	(1,456)

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of capital lease obligation	(248)	(762)
Repayments of notes payable	(16,279)	(3,501)
Proceeds from issuance of common stock, net of expenses	142,534	—
Repurchase of common stock	(183)	—
Contributions from members	283	1,497
Distributions to members	(6,465)	(10,750)
Withdrawals of capital	(1,581)	(702)

Net cash provided by (used in) financing activities	118,061	(14,218)

DECREASE IN CASH AND CASH EQUIVALENTS	(20,581)	(12,159)
CASH AND CASH EQUIVALENTS—Beginning of period	90,193	57,993

CASH AND CASH EQUIVALENTS—End of period	$69,612	$45,834

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$3,067	$4,164

Cash paid for taxes	$7,311	$—

Non-cash financing activities:
Issuance of common shares and warrant for Class C, D and D-1 redeemable convertible preference shares	$194,581	$—

Issuance of senior notes for Class D and D-1 redeemable convertible preference shares	$29,728	$—

Acquired property and equipment under capital lease	$—	$374

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
Initial Public Offering and Reorganization Transactions
     Thomas Weisel Partners Group, Inc. completed its initial public offering on February 7, 2006 in which it issued and sold 4,914,440 shares of common stock. The Firm’s net proceeds from the initial public offering were $66.2 million.
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
Follow-On Offering
     On May 23, 2006, Thomas Weisel Partners Group, Inc. completed a follow-on offering of its common stock in which it issued and sold 3,581,902 shares of common stock. The Firm received net proceeds from the sale of shares of common stock in this follow-on offering of $76.0 million. In addition, as part of the follow-on offering, selling shareholders sold 2,570,598 shares of common stock, the proceeds of which were not received by the Firm. As of September 30, 2006 there were 25,831,079 shares of common stock of Thomas Weisel Partners Group, Inc. outstanding.

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
     The condensed consolidated financial statements and these notes are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The results of operations for the three and nine months ended September 30, 2006 may not be indicative of future results.
     These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Thomas Weisel Partners Group, Inc. included in the Firm’s Annual Report on Form 10-K for the year ended December 31, 2005.
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
     Statement of Financial Accounting Standards No. 123(R) —“Share-Based Payment”(SFAS No. 123(R)). In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment. This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The statement establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods and services. The primary focus of this statement is accounting for transactions in which an entity obtains employee services in share-based payment transactions; requiring public companies to expense employee share-based payments at their fair value through earnings as such awards vest. In April 2005, the Securities and Exchange Commission (“SEC”) announced that the revised effective date was delayed to no later than fiscal years beginning after June 15, 2005. The Firm has adopted, beginning January 1, 2006, and reports share-based compensation in accordance with the provisions of SFAS No. 123(R). Prior to February 7, 2006, the Firm operated as a limited liability company and had not historically issued share-based compensation awards. Accordingly, the impact of adopting SFAS No. 123(R) was not material. Because the Firm did not have share-based payment awards outstanding prior to the adoption of SFAS No. 123(R), the Firm was not required to apply any of the transition requirements of this standard. The implementation of this standard is discussed in Note 10 — Share-Based Compensation.
     Staff Accounting Bulletin No. 107 —“Share-Based Payment” (SAB No. 107). In March 2005, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, which expresses the SEC staff’s views on SFAS No. 123(R). In particular, SAB No. 107 describes the SEC staff’s views on share-based payment transactions with non-employees; topics relating to valuation methods, such as guidance regarding estimates of expected volatility and term; the classification of share-based compensation expense; non-GAAP financial measures in the financial statements relating to share-based payments; capitalization of compensation cost related to share-based payment arrangements; accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R); and disclosure in Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to share-based payments subsequent to adoption of SFAS No. 123(R). The Firm has adopted SAB No. 107 in conjunction with its adoption of SFAS No. 123(R).
     Statement of Financial Accounting Standards No. 154 —“Accounting Changes and Error Corrections” (SFAS No. 154). In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This statement supersedes APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. The statement applies to all voluntary changes in accounting principle, changing the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. The statement requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The Firm has adopted this statement effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Firm’s condensed consolidated financial statements.
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
     Statement of Financial Accounting Standards No. 157 – “Fair Value Measurements” (SFAS No. 157). In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The primary focus of this statement is to increase consistency and comparability in fair value measurements, as well as provide better information about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements, and the effect fair value measurements have on earnings for the period, if any. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Firm is currently evaluating the impact, if any, that the adoption of SFAS No. 157 will have on the Firm’s condensed consolidated financial statements.
     Staff Accounting Bulletin No. 108 – “Quantifying Financial Statement Misstatements” (SAB No. 108). In September 2006, the SEC staff issued SAB No. 108, Quantifying Financial Statement Misstatements, which provides interpretive guidance on how the effects of a carryover or reversal of a prior year misstatement should be considered in calculating a current year misstatement. The Firm is currently evaluating the impact, if any, that the adoption of SAB No. 108 will have on the Firm’s condensed consolidated financial statements.
NOTE 3 — SHAREHOLDERS’ AND MEMBERS’ EQUITY (DEFICIT)
     Prior to the Firm’s initial public offering, the Firm operated as a limited liability company. The Firm’s Limited Liability Company Agreement (the “LLC Agreement”) set forth the rights and obligations of members of the Firm and provided that the Firm’s Executive Committee was responsible for managing the affairs of the Firm. In connection with the Firm’s conversion to a corporation, a Board of Directors (the “Board”) was constituted with ultimate responsibility for management of the Firm.
Classes of Stock prior to the Initial Public Offering
     Under the LLC Agreement, the Firm had the following classes of shares: (i) Class A shares, (ii) Class A-1 shares, (iii) Class B shares, (iv) Class C shares, (v) Class D shares and (vi) Class D-1 shares. The Class A, A-1 and B shares were held by the partners of the Firm and represented equity interests and certain rights with respect to distributions of operating profits. In addition, holders of Class A shares had rights to a guaranteed return, paid at the end of each quarter based on the prime rate for the prior quarter. The Class C, D and D-1 shares were issued to strategic investors, including California Public Employees’ Retirement System, Nomura America Investment, Inc., private equity investors and venture capital investors. The Class C, D and D-1 shares were redeemable convertible shares and included certain preferred dividend and liquidation rights. In particular, holders of Class C shares had the right to sell all or a portion of their Class C shares back to the Firm at any time at a price that would result in a 12% internal rate of return. Holders of Class D shares were entitled to a 7% annual preferred return that was distributed semiannually. Holders of Class D-1 shares were entitled to a 5% annual preferred return that was distributed semiannually. All of these preference features terminated in connection with the initial public offering.
Income (Loss) Attributable to Class A, B and C Shareholders
     The Firm’s net loss for the nine months ended September 30, 2005 is shown after deducting the guaranteed return to Class A shareholders included in compensation and benefits expense. The Firm deducts all preferred returns payable from net income (loss), including preferred dividends payable to Class D and D-1 shareholders and accretion of Class C shares to arrive at net income (loss) attributable to Class A, B and C shareholders.
NOTE 4 — SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED
     Securities owned and securities sold, but not yet purchased were as follows (in thousands):

	September 30, 2006		December 31, 2005
		Sold, But		Sold, But
		Not Yet		Not Yet
	Owned	Purchased	Owned	Purchased
Equity securities	$20,705	$100,192	$15,232	$74,685
Convertible bonds	174,022	8,274	83,295	4,321
U.S. Treasury securities	—	5,032	—	5,980

Total securities owned and securities sold, but not yet purchased	$194,727	$113,498	$98,527	$84,986

     At September 30, 2006 and December 31, 2005, securities sold, but not yet purchased are collateralized by securities owned that are held at the clearing broker.

     Convertible bonds include certain securities that are not readily marketable. These are investment securities that cannot be publicly offered or sold unless registration has been affected under the Securities Act of 1933. The estimated fair value of the securities not readily marketable included in the convertible bonds is approximately $11.9 million and $0.0 million at September 30, 2006 and December 31, 2005, respectively.
NOTE 5 — INVESTMENTS IN PARTNERSHIPS AND OTHER SECURITIES
     Private equity investments primarily include general partner and limited partner investments in investment partnerships. These investments are carried at fair value in accordance with industry guidance. The Firm waived and continues to waive certain management fees with respect to certain of these partnerships. These waived fees constitute deemed contributions to the investment partnerships that satisfy the Firm’s general partner capital commitments, as provided in the underlying investment partnerships’ partnership agreements. The Firm does not recognize revenue or increase its carrying value in the investment partnerships with respect to the waived fees until the investment partnerships realize gains and provide a special allocation of the gains to the Firm.
NOTE 6 — OTHER INVESTMENTS
     Other investments consist of investments recorded at market prices as follows (in thousands):

	September 30,	December
	2006	31, 2005
Auction rate securities	$54,100	$—
Municipal debt securities	45,431	—
Equity securities	3,482	4,632

Total other investments	$103,013	$4,632

     The auction rate securities represent short-term municipal securities of high investment grade rating, interest on which is exempt from federal income tax.
NOTE 7 — RELATED PARTY TRANSACTIONS
     Receivables from related parties consist of the following (in thousands):

	September 30,	December 31,
	2006	2005
Co-Investment Fund loans to employees and former employees	$4,532	$6,480
Employee loans and other employee receivables	1,095	1,747
Allowance for doubtful loans	(2,546)	(3,316)

Total receivables from related parties	$3,081	$4,911

Related Party Loans
     Co-Investment Funds — In 2000 and 2001 the Firm established an investment program for employees wherein employees who qualified as accredited investors were able to contribute up to 4% of their compensation to private equity funds (the “Co-Investment Funds”). The Co-Investment Funds were established solely for employees of the Firm and invested side-by-side with the Firm’s affiliates, Thomas Weisel Capital Partners, L.P. (a private equity fund formerly managed by the Firm) and Thomas Weisel Venture Partners L.P. As part of this program, the Firm made loans to employees for capital contributions to the Co-Investment Funds in amounts up to 400% of employees’ contributions. The Firm holds as collateral the investment in the Co-Investment Funds and establishes a reserve that reduces the carrying value of the receivable to the fair value of the collateralized ownership interest of the employees and former employees in the Co-Investment Funds. The Firm discontinued the investment program for employees in 2002. For the three and nine months ended September 30, 2006, the Co-Investment Funds distributed $0.1 million and $1.8 million, respectively, which was credited towards repayment of loans to employees. There were no distributions for the three and nine months ended September 30, 2005.
     Employee Loans — The Firm from time to time prior to its initial public offering made unsecured loans to its employees. These loans were not part of a Firm program, but were made as a matter of course. The Firm has established a reserve for the face value of these loans.

Other Related Party Transactions
     The Firm provides personal office services to Mr. Weisel, its Chairman and Chief Executive Officer. Beginning January 1, 2006 the Firm reached an agreement with Mr. Weisel that he would reimburse the Firm for out-of-pocket expenses the Firm incurs for these services. Amounts incurred by the Firm for these services for the three and nine months ended September 30, 2006 were approximately $58,000 and $180,000, respectively.
     In addition, Mr. Weisel and certain other employees of the Firm from time to time use an airplane owned by Ross Investments Inc., an entity wholly owned by Mr. Weisel, for business travel. The Firm and Ross Investments, Inc. have adopted a time-sharing agreement in accordance with Federal Aviation Regulation 91.501 to govern the Firm’s use of the Ross Investments Inc. aircraft, pursuant to which the Firm reimburses Ross Investments Inc. for the travel expenses in an amount generally comparable to the expenses the Firm would have incurred for business travel on commercial airlines for similar trips. For the three months ended September 30, 2006 and 2005 the Firm paid approximately $28,000 and $8,000, respectively, to Ross Investments Inc. on account of such expenses. For the nine months ended September 30, 2006 and 2005 the Firm paid approximately $394,000 and $72,000, respectively, to Ross Investments Inc. on account of such expenses. These amounts are included in Marketing and promotion expense within the condensed consolidated statements of operations.
NOTE 8 — NOTES PAYABLE
Senior Notes
     Concurrent with its initial public offering, the Firm issued three separate unsecured senior notes in the aggregate principal amount of $33 million. Two notes, each $10 million in principal, were issued to California Public Employees’ Retirement System. The first $10 million note was called “Senior Note” and the second $10 million note was called “Contingent Payment Senior Note”. The third note, in the principal amount of $13 million, was issued to Nomura America Investment, Inc. and was also called “Senior Note” with similar terms and covenants to the Senior Note issued to California Public Employees’ Retirement System. Both note holders were investors in Thomas Weisel Partners Group LLC, the predecessor to the Firm, and received the notes in partial consideration of exchange of their Class D and D-1 redeemable convertible shares. See Note 1 – Organization and Basis of Presentation for details on the reorganization transactions.
     The two Senior Notes in the aggregate principal amount of $23 million bear interest at a floating rate equal to the mid-term applicable federal rate in effect from time to time and mature in 2011. The Contingent Payment Senior Note bears no interest and provides for payments as and when certain distributions from Thomas Weisel Capital Partners, L.P. (a private equity fund formerly managed by the Firm), are made, with a maximum term of five years. As the interest rate terms for all three notes are at amounts more favorable than the current market incremental borrowing rate for the Firm, the notes were recorded at fair value and the discounts are being amortized over the terms of the loans. As the term of the Contingent Payment Senior Note is linked to distributions, as described above, estimates were made by the Firm and applied in determining the estimated term of the Contingent Payment Senior Note and the associated discount. The discount for the Contingent Payment Senior Note is being amortized over its full expected term maturing in 2011.
Covenants
     The Senior Notes, Contingent Payment Senior Note and Secured Note shown below include financial covenants including restrictions on additional indebtedness and requirements that the notes be repaid should the Firm enter into a transaction to liquidate or dispose of all or substantially all of its property, business or assets. The Secured Note also contains various covenants and restrictions, the most restrictive of which require the Firm to maintain a minimum net worth. The Firm was in compliance with all covenants at September 30, 2006 and December 31, 2005.

     Notes payable consists of the following (in thousands):

	September 30, 2006		December 31, 2005
	Principal	Carrying	(principal amount and
	Amount	Amount	carrying amount)
Senior Note (a)	$13,000	$12,006	$—
Senior Note (a)	10,000	9,235	—
Contingent Payment Senior Note (b)	4,417	3,479	—
Secured Note, floating at LIBOR + 2.85% (c)	8,400	8,400	11,200
Note at LIBOR + 2.00% (d)	—	—	2,894
Note at Prime + 0.50% (d)	—	—	5,000

Total notes payable	$35,817	$33,120	$19,094

(a)	The Firm has recorded the debt principal at a discount to reflect the below-market stated interest rate of these notes. The Firm amortizes the discount to interest expense so that the interest expense approximates the Firm’s incremental borrowing rate.

(b)	The Contingent Payment Senior Note has a variable due date based upon distributions received from certain private equity funds. The Firm has recorded the debt principal at a discount and amortizes the discount to interest expense so that the interest expense on this non-interest bearing note approximates the Firm’s incremental borrowing rate. For the three and nine months ended September 30, 2006, the Firm received $1.5 million and $5.6 million, respectively, in distributions that were used to repay principal on this note.

(c)	Amounts are due in equal monthly installments through December 2008. The note is secured by all the fixed assets and leasehold improvements of the Firm.

(d)	Fully repaid during the three months ended March 31, 2006.
     The Firm also pays a commitment fee of 1.0% on a $40.0 million subordinated borrowing facility (see Note 15 – Subordinated Borrowings), which was not drawn upon during 2006. This facility matures on November 28, 2006.
     The weighted-average interest rate for notes payable was 7.33% and 6.28% at September 30, 2006 and December 31, 2005, respectively.
     Scheduled principal payments for notes payable at September 30, 2006 are as follows (in thousands):

October 1, 2006 through December 31, 2006	$933
2007	4,107
2008	3,733
2009	—
2010	1,544
Thereafter	25,500

Total	$35,817

NOTE 9 — EARNINGS PER SHARE
     The Firm calculates its basic and diluted earnings per share in accordance with SFAS No. 128, Earnings per Share. Basic shares outstanding for the nine months ended September 30, 2006 are calculated assuming exchange of the Firm’s Class C, D and D-1 redeemable convertible preference shares and Class A shares for shares of common stock, notes payable and a warrant had been consummated on January 1, 2006. The sales of shares of common stock pursuant to the Firm’s initial public offering are considered outstanding from the date of the initial public offering and the sales of shares of common stock pursuant to the Firm’s follow-on offering are considered outstanding from the date of the follow-on offering. See Note 1 — Organization and Basis of Presentation for discussion of the initial public offering and reorganization transactions and the follow-on offering.
     Diluted shares outstanding for the three and nine months ended September 30, 2006 are calculated including the effect of the dilutive instruments. The Firm uses the treasury stock method to reflect the potential dilutive effect of the unvested restricted stock units, warrant and unexercised stock options.
     For purposes of computing dilutive shares outstanding, the shares of common stock underlying unvested restricted stock units of 1,943,037 as of September 30, 2006 are assumed to have been delivered at the times of the grants. In applying the treasury stock method, the assumed proceeds from the assumed vesting and delivery were equal to the sum of (i) the amount of compensation cost attributed to future services and not yet recognized as of September 30, 2006 and (ii) the amount of tax benefit that was credited to additional paid-in capital assuming vesting and delivery of the restricted stock units. The tax benefit is the amount resulting from a tax deduction for compensation in excess of compensation expense recognized for financial reporting purposes. The proceeds for the three and nine months ended September 30, 2006 were assumed to be used to purchase the shares of common stock at the average market price during the three months ended September 30, 2006 and the period February 7, 2006 to September 30, 2006, respectively. The incremental shares of 362,135 and 439,709 for the three and nine months ended September 30, 2006, respectively, were equal to the difference between the number of shares assumed issued on grant dates and the number of shares assumed purchased and were included in the denominator of the diluted earnings per share computations for the periods that they were outstanding during the three and nine months ended September 30, 2006, respectively.
     For purposes of computing dilutive shares outstanding for the three and nine months ending September 30, 2006, exercise of the warrant was assumed at the beginning of each period and shares of common stock of 486,486 were assumed to be issued. The incremental shares of 16,958 and 96,290 for the three and nine months ended September 30, 2006, respectively, were calculated as the difference between the number of shares assumed issued and the number of shares assumed purchased at the average share price during each period and were included in the denominator of the diluted earnings per share computation.
     Stock options for 32,831 shares of common stock were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2006 as they were anti-dilutive.
     The following table is a reconciliation of basic and diluted income per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
BASIC:
Numerator:
Net income (loss)	$1,552	$(2,196)	$26,181	$(14,157)
Less: Preferred dividends and accretion	—	3,443	1,608	11,543

Net income (loss) attributable to common shareholders	$1,552	$(5,639)	$24,573	$(25,700)

Denominator:
Basic weighted average shares outstanding	25,839		23,377

Per Share:
Earnings per share	$0.06		$1.05

DILUTED:
Numerator:
Net income (loss)	$1,552	$(2,196)	$26,181	$(14,157)
Less: Preferred dividends and accretion	—	3,443	1,608	11,543

Net income (loss) attributable to common shareholders	$1,552	$(5,639)	$24,573	$(25,700)

Denominator:
Basic weighted average shares outstanding	25,839		23,377
Effect of dilutive securities:
Weighted average restricted stock units	362		440
Weighted average warrant	17		96

Diluted weighted average shares outstanding	26,218		23,913

Per Share:
Earnings per share	$0.06		$1.03

NOTE 10 — SHARE-BASED COMPENSATION
     On January 27, 2006 the Board approved and the Firm adopted the Thomas Weisel Partners Group, Inc. Equity Incentive Plan (the “Equity Incentive Plan”) which provides for the awards of non-qualified and incentive stock options, restricted stock and restricted stock units and other share-based awards to officers, directors, employees, consultants and advisors of the Firm. The Equity Incentive Plan provides for shares to be issued up to a maximum of 5,000,000 shares, with certain restrictions regarding the amount of awards granted in any calendar year.
Stock Options
     The Equity Incentive Plan provides for the grant of non-qualified or incentive stock options (“options”) to officers, directors, employees, consultants and advisors for the purchase of newly issued shares of the Firm’s common stock at a price determined by the Compensation Committee (the “Committee”) of the Board at the date the option is granted. Options vest and are exercisable ratably over a four-year period from the date the option is granted and expire within ten years from the date of grant. The exercise prices, as determined by the Committee, can not be less than the fair market value of the shares on the grant date. Certain options provide for accelerated vesting upon a change in control determinable by the Committee.
     The fair value of each option award is estimated on the date of grant using a Black-Scholes Merton option pricing model that uses the assumptions noted in the table below. The weighted-average grant-date fair value of the option awards granted during the nine months ended September 30, 2006 was $9.90.
Expected volatility – Based on the lack of historical data for the Firm’s own shares, the Firm based its expected volatility on a representative peer group that took into account the criteria outlined in SAB No. 107: industry, market capitalization, stage of life cycle and capital structure.
Expected term – Expected term represents the period of time that options granted are expected to be outstanding. The Firm elected to use the “simplified” calculation method, which was provided for by SAB No. 107 to be used for companies that lack extensive historical data. Under the “simplified” calculation method, the expected term was calculated as an average of the vesting period and the contractual life of the options.
Risk-free interest rate – Based on the U.S. Treasury zero-coupon bond rate with a remaining term approximate of the expected term of the option.
Dividend yield – As the Firm has not paid, nor does it plan to pay, dividends in the future, the assumed dividend yield is zero.

	Nine Months Ended
	September 30,
	2006	2005
Expected volatility	35%	—%
Expected term (in years)	6.25	—
Risk-free interest rate	4.71%	—%
Dividend yield	—%	—%
     A summary of option activity under the Equity Incentive Plan is presented below:

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value
(in years)
Outstanding, December 31, 2005	—	$—	—	$—
Granted	32,831	22.70	10.00	—
Exercised	—	—	—	—
Cancelled	—	—	—	—
Expired	—	—	—	—

Outstanding, September 30, 2006	32,831	$22.70	9.48	$—

Exercisable, September 30, 2006	—	$—	—	$—

     As of September 30, 2006 the total unrecognized compensation expense related to non-vested options is approximately $0.3 million. This cost is expected to be recognized over a weighted-average period of 3.5 years.
     The Firm will issue new shares of common stock upon exercise of stock options.
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
     The Firm recorded $2.2 million and $5.2 million in non-cash compensation expense for the three and nine months ended September 30, 2006, respectively, with respect to grants of restricted stock units. For the three and nine months ended September 30, 2005 there were no restricted stock units outstanding.
     A summary of non-vested restricted stock unit activity is presented below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, December 31, 2005	—	$—

Issued	2,088,118	15.09
Vested	(20,457)	15.00
Cancelled	(124,624)	15.00

Non-vested, September 30, 2006	1,943,037	$15.10

     The fair value of the shares vested during the three months ended September 30, 2006 was $0.3 million.
     As of September 30, 2006 there was $20.1 million of total unrecognized compensation expense related to non-vested restricted stock unit awards. This cost is expected to be recognized over a weighted-average period of 2.4 years.
NOTE 11 — INCOME TAXES
     Prior to the reorganization of the Firm from a limited liability company to a corporation, all income and losses of the Firm were reportable by the individual members of the limited liability company in accordance with the Internal Revenue Code and, as required under generally accepted accounting principles. The U.S. federal and state income taxes payable by the members, based upon their share of the Firm’s net income, have not been reflected in the accompanying condensed consolidated financial statements for periods prior to the reorganization. The Firm was liable for local unincorporated business tax on business conducted in New York City, City of San Francisco business tax and income tax on current income realized by its foreign subsidiary. Accordingly, the provisions for taxes for the three and nine months ended September 30, 2005 of $0.5 million and $1.8 million, respectively, exclude U.S. federal and state income taxes as the Firm operated in the U.S. as a limited liability company that was treated as a partnership for U.S. federal and state income tax purposes but include the aforementioned taxes. In 2006, the provision for taxes includes solely federal, state and local corporate income and franchise tax while the other local business taxes and foreign income taxes are included in Other expense.
     As a result of the reorganization, the Firm became a C Corporation subject to federal and state income taxes. The Firm accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities based upon temporary differences between the financial reporting and tax bases of its assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized. During the nine months ended September 30, 2006, the Firm recognized a one-time tax benefit upon conversion to a C corporation of $13.8 million in connection with the establishment of its deferred tax asset balances of $22.4 million, partially offset by a valuation allowance of $8.6 million. The valuation allowance was recorded because management had concluded that a portion of the deferred tax benefit, which results from unrealized capital losses, more likely than not will not be realized due to the uncertainty of the Firm’s ability to generate future capital gains to offset such capital losses. For the three and nine months ended September 30, 2006, the Firm recorded capital gains resulting in a decrease to the valuation allowance of $0.6 million and $1.1 million, respectively. For the three months ended September 30, 2006, this decrease to the valuation allowance resulted in a corresponding 44.0% decrease to the effective tax rate. The valuation allowance as of September 30, 2006 was $7.5 million.
     The components of the provision for taxes (tax benefit) for the three and nine months ended September 30, 2006 are as follows (in thousands):

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2006	2006
Current:
Federal	$507	$3,486
State	319	1,463

Total current expense	826	4,949

Deferred:
Federal	(677)	(11,018)
State	(268)	(3,690)

Total deferred benefit	(945)	(14,708)

Total provision for taxes (tax benefit)	$(119)	$(9,759)

     A reconciliation of the statutory federal income tax rate to the Firm’s effective tax rate for the three and nine months ended September 30, 2006 is as follows:

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2006	2006
Tax at U.S. statutory rate	35.0%	35.0%
State tax expense	7.0	7.0
Adjustment for permanent items	(6.3)	(1.4)

Rate before adjustment to valuation allowance and one-time events	35.7%	40.6%
Adjustment to valuation allowance	(44.0)	(6.6)

Rate before one-time events	(8.3)%	34.0%
Earnings from nontaxable limited liability company through February 7, 2006	—	(9.1)
Recognition of deferred tax asset upon change from a limited liability company to a taxable C Corporation	—	(84.3)

Effective tax rate	(8.3)%	(59.4)%

     As of September 30, 2006, the components of deferred tax assets and liabilities are as follows (in thousands):

Deferred tax assets:
Accrued compensation and related expenses	$5,051
Equity based compensation	2,191
Depreciation and amortization	2,805
Nondeductible reserves and allowances	6,189
Net unrealized capital losses	7,488

Total deferred tax assets	23,724

Deferred tax liabilities:
Prepaid expenses	(1,501)
Other	(27)

Total deferred tax liabilities	(1,528)
Valuation allowance	(7,488)

Net deferred tax asset	$14,708

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
     As of September 30, 2006, the Firm’s minimum annual lease commitments and related sub-lease income were as follows (in thousands):

	Minimum		Net Minimum
	Lease	Sub-Lease	Lease
	Payments	Rental Income	Payments
October 1, 2006 through December 31, 2006	$5,357	$769	$4,588
2007	20,816	2,280	18,536
2008	20,793	1,838	18,955
2009	20,476	1,088	19,388
2010	16,035	658	15,377
Thereafter	42,896	—	42,896

Total	$126,373	$6,633	$119,740

     Office rent and computer equipment lease expenses charged to operations for the three months ended September 30, 2006 and 2005 were $4.9 million and $4.4 million, respectively. Office rent and computer equipment lease expenses charged to operations for the nine months ended September 30, 2006 and 2005 were $14.6 million and $13.8 million, respectively.
     The Firm signed a forbearance agreement with the lessor of certain office space it occupies in San Francisco that provided a reduction in the rent payments from November 1, 2003 to October 31, 2005. There are certain non-financial and financial events that would automatically terminate the forbearance agreement, requiring the Firm to reimburse all forbearance amounts to the lessor. The most significant terminating events include the Firm merging with another entity, recording annual revenues greater than $316 million or recording pre-tax income equal to or greater than $40 million, in each case prior to the end of the original lease term in 2010. The financial thresholds are applicable whether attained through acquisition or business growth. The maximum potential amount of future payments that could be required to be made is $3.3 million. The Firm currently believes it is not probable that the forbearance will be reimbursed. Accordingly, there has been no liability recorded on the Firm’s condensed consolidated statements of financial condition for this contingent obligation.

Fund Capital Commitments
     The Firm’s Asset Management Subsidiaries are the general partners and sponsors of several affiliated investment partnerships. At September 30, 2006, the Firm’s Asset Management Subsidiaries had commitments to invest an additional $4.2 million into these investment partnerships. Such commitments may be satisfied by direct investments or through waived management fee contributions and are generally required to be made as investment opportunities are identified by the underlying partnerships. The Firm’s Asset Management Subsidiaries’ commitments to affiliated investment partnerships at September 30, 2006 were as follows (in thousands):

Tailwind Capital Partners	$21
Thomas Weisel Venture Partners	76
Global Growth Partners I	1,715
Global Growth Partners II	1,691
Thomas Weisel Healthcare Venture Partners	698

Total Fund Capital Commitments	$4,201

     In addition to the above commitments by the Firm’s Asset Management Subsidiaries, in March 2006, the Firm itself committed $15.0 million to an investment in an unaffiliated Mauritius private equity fund focused on infrastructure investing in India, and subsequently funded $2.6 million of this commitment, including $1.9 million during the three months ended September 30, 2006. In November 2006, as anticipated, the Firm initiated the transfer of this investment and the related commitment to a private equity fund sponsored by the Firm, in connection with the initial closing of such fund. This commitment is not reflected in the table above.
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
     The Firm is a member of various securities exchanges. Under the standard membership agreement, members are required to guarantee the performance of other members and, accordingly, if another member becomes unable to satisfy its obligations to the exchange, all other members would be required to meet the shortfall. The Firm’s liability under these arrangements is not quantifiable and could exceed the cash and securities it has posted as collateral. However, management believes that the potential for the Firm to be required to make payments under these arrangements is considered remote. Accordingly, no contingent liability is carried in the accompanying condensed consolidated statements of financial condition for these arrangements.
Guaranteed Compensation
     Consistent with practice in prior years, guaranteed compensation agreements were entered into during the three and nine months ended September 30, 2006. These obligations are being accrued ratably over the service period of the contracts. Total unaccrued obligations at September 30, 2006 for services to be provided subsequent to September 30, 2006 were $8.5 million, of which $0.7 million, $5.8 million and $2.0 million is to be paid in 2006, 2007 and 2008, respectively.
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
     Research Matters — During 2004, the Firm entered into a settlement with the SEC, NYSE, NASD and various state securities regulators to resolve charges that a portion of the Firm’s research was improperly influenced in order to obtain investment banking business in violation of federal or state securities law. During the year ended December 31, 2004, the Firm settled the matter with the various regulators for a total of $10 million in fines and disgorgement and $2.5 million for the provision of independent research over a five-year period. These settlement amounts had previously been accrued by the Firm during the year ended December 31, 2002. Additionally, in 2004, the Firm escrowed $1.25 million to pay costs associated with an independent consultant to procure the independent research noted above. Such costs will be expensed by the Firm as they are incurred. On February 14, 2006, Newline Corporate Name Ltd. (UK), a member of the syndicate that underwrote the Firm’s investment banking errors and omissions insurance policy, filed a complaint seeking declaratory relief regarding insurance obligations in connection with this matter and seeking repayment of approximately $3.8 million of amounts previously disbursed to the Firm in connection with this settlement. Following the filing of Newline’s complaint, the Firm and Newline settled the complaint.
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

     In re AirGate PCS, Inc. Securities Litigation — The Firm is a defendant in a purported class action litigation brought in connection with a secondary offering of AirGate PCS, Inc. in December 2001. The complaint, filed in the United States District Court for the Northern District of Georgia on May 17, 2002, alleges violations of federal securities laws against AirGate and certain of its directors and officers as well as AirGate’s underwriters, including the Firm, based on alleged misstatements and omissions in the registration statement. The underwriters’ original motion to dismiss was granted, but the Court permitted plaintiffs to amend their complaint. Subsequently, the plaintiffs filed an amended complaint and the underwriters again moved to dismiss. The Court granted in part and denied in part the second motion to dismiss, dismissing all claims and allegations against the Firm except a single claim under Section 11 of the Securities Act of 1933. The Firm has answered the one surviving claim, and the case has proceeded to the discovery phase. The Firm believes it has meritorious defenses to the action and intends to vigorously defend such action as it applies to the Firm.
     In re First Horizon Pharmaceutical Corporation Securities Litigation — The Firm is a defendant in a purported class action litigation brought in connection with a secondary offering of First Horizon Pharmaceutical Corporation in April 2002. The consolidated amended complaint, filed in the United States District Court for the Northern District of Georgia on September 2, 2003, alleges violations of federal securities laws against First Horizon and certain of its directors and officers as well as First Horizon’s underwriters, including the Firm, based on alleged false and misleading statements in the registration statement and other documents. The underwriters’ motion to dismiss was granted by the court in September 2004. The plaintiffs appealed the dismissal to the United States Court of Appeals for the 11th Circuit and, on September 26, 2006, the Circuit Court vacated the dismissal and remanded the case to the District Court and instructed the District Court to permit the plaintiffs to replead their claim. The Firm believes it has meritorious defenses to these actions and intends to vigorously defend such actions as they apply to the Firm.
     In re Merix Securities Litigation — The Firm has been a defendant in a purported class action suit brought in connection with an offering involving Merix Corporation in which it served as co-lead manager for Merix. On September 15, 2005, the United States District Court for the District of Oregon entered an order dismissing all claims against the underwriter defendants, including the Firm, and the Merix defendants. A portion of the claim under Section 12(a)(2) of the Securities Exchange Act of 1934 was dismissed with prejudice, and the remainder of that claim and the Section 11 claim were dismissed with leave to re-file. Plaintiffs subsequently filed an amended complaint and on September 28, 2006 the Court dismissed the remaining claims with prejudice. Following the September 28th dismissal, plaintiffs have filed a notice of appeal to the United States Court of Appeals for the 9th Circuit. The Firm has denied liability in connection with this matter. The Firm believes it has meritorious defenses to these actions and intends to vigorously defend such actions as they apply to the Firm.
     Borghetti v. Campus Pipeline — A putative shareholder derivative action was brought in the Third Judicial District Court in Salt Lake County, Utah on October 5, 2004 against Campus Pipeline in connection with a sell-side mergers and acquisitions engagement in which the Firm acted as a financial advisor to Campus Pipeline. Plaintiffs alleged breach of fiduciary duty, fraud and similar related claims against Campus Pipeline’s directors, officers, attorneys and the Firm. On May 3, 2005, the court granted in part and denied in part the Firm’s motion to dismiss, dismissing all claims against the Firm except the breach of fiduciary duty claim. The Firm has denied liability in connection with this matter. The Firm believes it has meritorious defenses to these actions and intends to vigorously defend such actions as they apply to the Firm.
     In re Leadis Technology, Inc. Securities Litigation — The Firm has been a defendant in a purported class action litigation brought in connection with Leadis Technology, Inc.’s initial public offering in June 2004. The consolidated complaint, filed in the United States District Court for the Northern District of California on August 8, 2005, alleged violations of federal securities laws against Leadis and certain of its directors and officers as well as the company’s underwriters, including the Firm, based on alleged misstatements and omissions in the registration statement. On March 1, 2006 the complaint against the Firm in this matter was dismissed by the court with prejudice. Subsequently, on March 28, 2006, the plaintiffs in this matter appealed the dismissal. The Firm believes it has meritorious defenses to these actions and intends to vigorously defend against them.
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
     In Re SeraCare Life Sciences, Inc. Securities Litigation — The Firm has been named a defendant in a purported class action lawsuit filed in July 2006 arising out of alleged false and misleading financial statements issued between 2003 and 2006 by SeraCare Life Sciences, Inc. The complaint was filed in the United States District Court for the Southern District of California, and alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 against certain of SeraCare’s current and former officers and directors, its former auditor, and its controlling shareholders and investment bankers, including the Firm due to the Firm having been a co-manager of SeraCare’s 2005 secondary offering of common stock. SeraCare has disclosed that it filed for bankruptcy in March 2006. The Firm believes it has meritorious defenses to these actions and intends to vigorously defend such actions as they apply to the Firm.
     In re Intermix Media, Inc. — The Firm has been named a defendant in a purported class action lawsuit filed in August 2006 arising out of the sale of Intermix to News Corporation in September 2005. The complaint was filed in the United States District Court for the Central District of California and alleges various misrepresentations and/or omissions of material information that would have demonstrated that the sale was not fair from a financial point of view to the shareholders of Intermix. The Firm acted as a financial advisor to Intermix in connection with the sale and rendered a fairness opinion with respect to the sale. The Firm believes it has meritorious defenses to these actions and intends to vigorously defend such actions as they apply to the Firm.
NOTE 13 — FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK, CREDIT RISK OR MARKET RISK
Concentration of Credit Risk and Market Risk
     The majority of TWP’s transactions, and consequently the concentration of its credit exposure, is with its clearing broker. The clearing broker is also the primary source of short-term financing for both securities purchased and securities sold, not yet purchased for the Firm. TWP’s securities owned may be pledged by the clearing broker. The amount receivable from or payable to the clearing broker in the Firm’s condensed consolidated statements of financial condition represents amounts receivable or payable in connection with the trading of proprietary positions and the clearance of customer securities transactions. As of September 30, 2006 and as of December 31, 2005, TWP’s cash on deposit with the clearing broker was not collateralizing any liabilities to the clearing broker.
     In addition to the clearing broker, TWP is exposed to credit risk from other brokers, dealers and other financial institutions with which it transacts business. In the event counterparties do not fulfill their obligations, TWP may be exposed to credit risk. TWP seeks to control credit risk by following an established credit approval process and monitoring credit limits with counterparties.
     TWP’s trading activities include providing securities brokerage services to institutional and retail clients. To facilitate these customer transactions, TWP purchases proprietary securities positions (“long positions”) in equity securities, convertible and other fixed income securities. TWP also enters into transactions to sell securities not yet purchased (“short positions”), which are recorded as liabilities on the condensed consolidated statements of financial condition. TWP is exposed to market risk on these long and short securities positions as a result of decreases in market value of long positions and increases in market value of short positions. Short positions create a liability to purchase the security in the market at prevailing prices. Such transactions result in off-balance sheet market risk as TWP’s ultimate obligation to satisfy the sale of securities sold, not yet purchased may exceed the amount recorded in the condensed consolidated statements of financial condition. To mitigate the risk of losses, these securities positions are marked to market daily and are monitored by management to assure compliance with limits established by TWP. The associated interest rate risk of these securities is not deemed material to TWP. Brokerage revenue is primarily attributable to commissions paid by customers from brokerage transactions in equity securities, spreads paid by customers on convertible debt securities, net trading gains and losses and advisory fees paid to the Firm in the Firm’s private client services group.
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
     Included in accrued compensation is an employment agreement whose value is indexed to publicly traded shares of an unrelated entity. This agreement is considered a derivative under applicable GAAP and, accordingly, is being marked to market through compensation and benefits expense in the condensed consolidated statements of operations. The fair value of this derivative was $1.7 million and $2.1 million at September 30, 2006 and December 31, 2005, respectively. The Firm has also reduced its exposure to fluctuations in the underlying security by purchasing shares of the underlying security. In accordance with the Firm’s stated

accounting policy, these shares are carried at market value with fluctuations in value reflected in asset management revenues in the condensed consolidated statements of operations.
NOTE 14 — REGULATED BROKER-DEALER SUBSIDIARIES
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
     The table below summarizes the net capital requirement at September 30, 2006 for TWP (in thousands):

	September 30, 2006
	Required		Excess
	Net Capital	Net Capital	Net Capital
Thomas Weisel Partners LLC	$1,000	$42,413	$41,413

     TWP clears customer and proprietary transactions through another broker-dealer on a fully disclosed basis. The amount of receivable from or payable to the clearing broker in the Firm’s condensed consolidated statements of financial condition relates to such transactions. TWP has indemnified the clearing broker for any losses as a result of customer nonperformance.
     TWP is not required to calculate a reserve requirement and segregate funds for the benefit of customers since it clears its securities transactions on a fully disclosed basis and promptly transmits all customer funds and securities to the clearing broker-dealer.
     Proprietary balances of TWP, the introducing broker-dealer (“PAIB assets”), held at the clearing broker are considered allowable assets for net capital purposes, pursuant to agreements between TWP and the clearing broker, which require, among other things, that the clearing broker perform computations for PAIB assets and segregates certain balances on behalf of TWP, if applicable.
     In addition, TWPIL, a registered U.K. broker-dealer, is subject to the capital requirements of the Securities and Futures Authority Limited. As of September 30, 2006, TWPIL was in compliance with its local capital adequacy requirements.
NOTE 15 — SUBORDINATED BORROWINGS
     In 2005, the Firm put in place a new subordinated borrowing facility in the amount of $40.0 million with National Financial Services LLC, the clearing broker to which the Firm transferred its clearing activities in May 2006. The facility is in the form of a revolving note and cash subordination agreement. The terms of the revolving note are defined in an agreement approved by the NYSE and such borrowings, if drawn upon, are available to the Firm in computing net capital under the Net Capital Rule. To the extent that this note would be required for the Firm’s continued compliance with minimum net capital requirements (see Note 14 — Regulated Broker-Dealer Subsidiaries), it may not be repaid. No amounts were drawn on the facility during the nine months ended September 30, 2006.
NOTE 16 — SUBSEQUENT EVENT
     In October 2006 the Firm established a new subsidiary, Thomas Weisel Growth Products LLC. Thomas Weisel Growth Products LLC is a Delaware limited liability company with its principal office in Portland, Oregon and was formed in connection with the Firm’s hiring of a new small/mid-cap growth equity asset management team. The asset management team will collectively own a minority equity interest in Thomas Weisel Growth Products LLC.
NOTE 17 — PRO FORMA, AS ADJUSTED
     The Firm completed its initial public offering on February 7, 2006 and converted to a C corporation from a limited liability company on this date. This conversion was the result of a series of reorganization transactions that were carried out to cause Thomas Weisel Partners Group, Inc. to succeed to the business of the Thomas Weisel Partners Group LLC (see Note 1 — Organization and Basis of Presentation). The pro forma, as adjusted amounts presented on the face of the Firm’s condensed consolidated statements of operations are based upon the Firm’s historical condensed consolidated financial statements as adjusted to reflect the reorganization transactions as though they had taken place on January 1, 2006.

Interest Expense, Preferred Dividends and Accretion
     The pro forma, as adjusted information included in the condensed consolidated statements of operations reflects interest expense that would have been incurred and preferred dividends and accretion that would not have been incurred had the following taken place on January 1, 2006:
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
     On a pro forma basis, net revenues for the nine months ended September 30, 2006 were decreased by the estimated interest expense for the notes payable of $0.1 million. In addition, net income attributable to common shareholders was increased by $1.6 million to reflect the elimination of preferred dividends and accretion.
Income Taxes
     The pro forma, as adjusted information included in the condensed consolidated statements of operations reflects income taxes that would have been incurred had the Firm been converted to a C corporation and subjected to U.S. federal and state tax on its income beginning January 1, 2006. Prior to the reorganization of the Firm from a limited liability company to a corporation, all income and losses of the Firm were reportable by the individual members of the limited liability company in accordance with U.S. federal and state income tax regulations.
     On a pro forma basis, the tax benefit for the nine months ended September 30, 2006 was decreased by the estimated additional tax expense of $1.5 million as if the Firm was a corporation beginning January 1, 2006. The additional tax expense is attributable to the Firm’s applicable tax rate, a combination of federal, state and local income tax rates, of 42% applied to the Firm’s pro forma net income for the period beginning January 1, 2006 through February 6, 2006.
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
     Our business is managed as a single operating segment and we generate revenues by providing investment services that include securities brokerage, investment banking, equity research and asset management. Our brokerage services include equity and convertible debt securities sales and trading services to institutional investors, and brokerage, advisory and cash management services to high-net-worth individuals and corporate clients. Our investment banking services are comprised of two disciplines: corporate finance and strategic advisory.
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
Brokerage
     Our brokerage revenues include (i) commissions paid by customers from brokerage transactions in equity securities, (ii) spreads paid by customers on convertible debt securities, (iii) trading gains and losses which result from market making activities and from our commitment of capital to facilitate customer transactions, (iv) advisory fees paid to us by high-net-worth individuals and institutional clients of our private client services group, which are generally based on the value of the assets we manage and (v) fees paid to us for equity research.
     Our brokerage revenues may vary between periods, in part depending on commission rates, trading volumes and the perceived value of and our ability to continue to deliver research and other value-added services we provide to our clients. The ability to execute trades electronically, through the Internet and through other alternative trading systems, has increased pricing pressure on full-service trading commissions and we expect the trend toward alternative trading systems to continue to put pricing pressure on trading commissions in our brokerage business.
     For the three months ended September 30, 2006 the combined average daily volume on the New York Stock Exchange and Nasdaq was approximately 3.4 billion shares, an 11.6% decrease from the three months ended June 30, 2006. Our combined average daily customer trading volume for the three months ended September 30, 2006 decreased 11.1% from the three months ended June 30, 2006. The decline in our combined average daily customer trading volume is due in large part to declines in the volume of shares we traded for our institutional brokerage customers, partially offset by increases in the volume of shares traded for our middle market and program trading customers. The decline in our trading volume for institutional customers in the three months ended September 30, 2006 may be due to the general decline of trading volume in the market as a whole, increased use of alternative trading systems by our customers, as discussed in the paragraph above, to decreased trading in growth sector stocks by our customers or to other factors.
     We are, to some extent, compensated by our clients through brokerage commissions for the value of the proprietary research we provide to our customers. These “soft dollar” practices (i.e., arrangements under which an investment adviser directs client brokerage transactions to a broker in exchange for research products or services in addition to brokerage services) have been the subject of discussion among regulators, the investment banking community and our brokerage clients. In July 2006, the SEC published interpretive guidance regarding the scope of permitted brokerage and research services in connection with soft dollar practices and solicited further public comment regarding soft dollar practices involving third party providers of research. The July 2006 SEC interpretive guidance may affect our brokerage business and future changes in laws or regulations may prompt brokerage customers to revisit or alter the manner in which they pay for research or brokerage services.
     In March 2006, we entered into an arrangement with Fidelity Management & Research Company, one of our largest institutional brokerage clients in terms of commission revenue, under which Fidelity will separate payments for research products or services from trading commissions for brokerage services and will pay for research directly in cash, instead of compensating us through trading commissions as under soft dollar practices. Since entering into this agreement, our brokerage revenues from Fidelity have materially decreased as compared to those we received in 2005.
     As of September 30, 2006, we had 34 publishing research analysts covering 517 companies, or an average of approximately 15 companies per publishing analyst.

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
     Our investment banking revenues are, to some extent, driven by the overall level of capital raising activity in the marketplace and, in particular, in our target sectors. For the three months ended September 30, 2006, the technology, healthcare and consumer sectors generated significant capital markets activity.
•	For the three months ended September 30, 2006, based on information from Dealogic, securities offerings by companies in our target sectors accounted for approximately $12.8 billion of gross proceeds raised in U.S. equity capital markets transactions, including IPOs, secondary offerings and convertible debt securities offerings, or 41.5% of the $30.7 billion of aggregate gross proceeds raised in U.S. equity capital markets transactions. By comparison, (i) during 2005 the quarterly average of these gross proceeds in our target sectors was $17.0 billion, or 38.4% of the $44.2 billion of aggregate quarterly average gross proceeds raised in the market as a whole and (ii) during the three months ended June 30, 2006 these gross proceeds in our target sectors were $21.5 billion, or 43.1% of the $50.0 billion of aggregate gross proceeds raised in the market as a whole.

•	Based on information from Dealogic, for the three months ended September 30, 2006, total fees generated from equity capital markets transactions, including IPOs, secondary offerings and convertible debt securities offerings, by companies in our target sectors were $480 million. By comparison, based on information from Dealogic, (i) during 2005 the quarterly average of these total fees by companies in our target sectors were $630 million and (ii) during the three months ended June 30, 2006, these total fees generated by companies in our target sectors were $710 million.
     Based upon the market information presented above, the gross proceeds raised and the total fees generated in the market as a whole within our target sectors decreased by 40.5% and 32.4% from the three months ended June 30, 2006 to the three months ended September 30, 2006, respectively. This compares against our capital raising revenues which decreased 44.8% from the three months ended June 30, 2006 to the three months ended September 30, 2006.
     Our investment banking revenues are also, to some extent, driven by the overall level of mergers and acquisitions activity in the marketplace and, in particular, in our target sectors. In the three months ended September 30, 2006, the technology, healthcare and consumer sectors that we target generated significant mergers and acquisitions activity.
•	For the three months ended September 30, 2006, based on information from Securities Data Corp., there were approximately 296 announced acquisitions and mergers of U.S. companies in our target sectors, or 51% of the approximately 578 announced transactions in all market sectors. By comparison, (i) during 2005 the quarterly average of the number of announced acquisitions and mergers of U.S. companies in our target sectors was 278, or 53% of the approximately 524 announced transactions in all market sectors and (ii) during the three months ended June 30, 2006, the number of acquisitions and mergers of U.S. companies in our target sectors was 324, or 51% of the approximately 631 announced transactions in all market sectors.

•	Based on information from Securities Data Corp., for the three months ended September 30, 2006 the total value of announced acquisitions and mergers of U.S. companies in our target sectors was approximately $128 billion, or 51% of the approximately $252 billion total value of all such announced transactions. By comparison, (i) during 2005 the quarterly average of the total value of such announced transactions in our target sectors was approximately $141 billion, or 53% of the approximately $269 billion total value of all such announced transactions and (ii) during the three months ended June 30, 2006 the total value of such announced transactions in our target sectors was approximately $153 billion, or 46% of the approximately $336 billion total value of all such announced transactions.
     Based upon the market information presented above for announced acquisitions and mergers in our target sectors, the number of transactions and the market value of such transactions in the market as a whole decreased by 8.6% and 16.3% from the three months ended June 30, 2006 to the three months ended September 30, 2006. This compares against our acquisition and merger revenue, as well as the number of transactions, which both increased from the three months ended June 30, 2006 to the three months ended September 30, 2006, which reflects the specific transaction driven nature of our business.

     We also believe that historical venture capital investment is an important indicator of future investment banking activity in our target sectors because venture capital investors typically seek to realize returns on their investments through subsequent public offerings or sales of portfolio companies within a target investment period, typically a period of years. Over the period from 1996 through June 30, 2006, approximately 34% of companies that completed IPOs were funded by venture capital firms and more than 90% of all U.S. venture capital investments were made in companies in our target sectors of technology, healthcare and consumer.
U.S. Venture Capital Investment
(1996-1st Half of 2006)

											1st
											Half of
	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
	($ in billions)
Total amount invested	$9.9	$13.0	$17.7	$48.5	$92.0	$34.9	$21.1	$18.6	$20.9	$21.5	$11.8
Sector Distribution
Technology	54%	57%	58%	57%	65%	66%	63%	58%	57%	57%	56%
Healthcare	27%	25%	20%	10%	10%	19%	27%	32%	33%	31%	30%
Consumer	17%	16%	21%	32%	24%	14%	8%	8%	8%	10%	10%
Other	2%	2%	1%	1%	1%	1%	2%	2%	2%	2%	4%
Source: Dow Jones VentureOne
     Over the past three full calendar years, we estimate that, at any given time, there have been approximately 5,000 companies in the portfolios of venture capital firms.
Asset Management
     Our asset management revenues include (i) private equity management revenue consisting of fees that we earn from investment partnerships we manage, allocation of the appreciation and depreciation in the fair value of our investments in the underlying partnerships and incentive fee allocations from the partnerships we manage when investment returns exceed certain thresholds, (ii) distribution management revenue that we earn from the management of equity distributions received by our client from their investments and (iii) other asset management-related realized and unrealized gains and losses on investments not associated with investment partnerships, primarily equity securities.
     Private equity management fees that we earn are generally based on committed capital or net assets of the partnerships. In certain investment partnerships we have elected to waive receipt of management fees in lieu of making direct cash capital contributions. These waived management fees are treated as deemed contributions by us to the partnerships, satisfy the capital commitments to which we would otherwise be subject as general partner and are recognized in revenue when the investment partnership generates gains and allocates the gains to the general partner in respect of previously waived management fees. Because waived management fees are contingent upon the recognition of gains by the investment partnership, the recognition in revenue is deferred until the contingency is satisfied in accordance with generally accepted accounting principles. The total amount of management fees that were waived in lieu of making cash capital contributions was $0.6 million and $0.7 million for the three months ended September 30, 2006 and 2005, respectively, and $2.3 million and $1.9 million for the nine months ended September 30, 2006 and 2005, respectively. Accordingly, these amounts were not recognized in revenue. As of September 30, 2006, we estimate the total maximum amount of waived management fees available to be recognized as revenue in the future is approximately $14.0 million, assuming the underlying investment partnerships with respect to which we have waived management fees each have a positive return on contributed capital in the future. If the partnerships do not recognize investment gains we will not recognize any of these waived management fees in revenues.
     During the three months ended September 30, 2006, we entered into an agreement with certain of our current employees responsible for the management of Thomas Weisel Healthcare Venture Partners L.P., a venture fund investing in healthcare portfolio companies, under which these employees will establish a third-party investment management company to provide management services to the fund. Under the agreement we will retain our general partner interest, carried interest and capital account in the fund. The third party investment management company will receive substantially all of the management fees previously recorded by the Firm as general partner of the fund.
     During 2006 we committed approximately $15 million to an investment in an unaffiliated Mauritius private equity fund focused on infrastructure investing in India, and subsequently funded $2.6 million of this commitment, including $1.9 million during the three months ended September 30, 2006. In November 2006, as anticipated, the Firm initiated a transfer of this investment and the related commitment to a private equity fund sponsored by us, in connection with the initial closing of such fund.
     In October 2006, we hired a new small/mid-cap growth equity asset management team based in Portland, Oregon. The small/mid-cap investment products developed by this team will be managed through a new asset management subsidiary initially capitalized by us and with respect to which the team will collectively own a minority equity stake and receive other amounts that together total approximately 50% of the profits generated. In addition, Kenneth Korngiebel, who heads this team, has been named the Chief Investment Officer of the Firm’s asset management business and in that capacity will oversee development of additional asset management products and receive additional compensation if specified revenue targets or other event milestones are achieved, which may be accelerated if there is a change in control with respect Thomas Weisel Partners Group, Inc.
     During the third quarter of 2006 and in November 2006, as part of our asset management activities, and generally in connection with the development of new asset management products (including the small/mid-cap products described in the paragraph above), we provided an aggregate of $10 million of seed investment funds for new asset management products to be invested in long and short positions in publicly traded equities and related options and other derivative instruments.
Interest and Dividends
     Interest and dividend income primarily consists of interest and dividends on trading and investment securities and net interest on balances maintained in proprietary accounts at our clearing firm. These assets included money market instruments, short-term investment products, U.S. Government securities and margin debit balances with the clearing broker.
Expenses
Compensation and Benefits
     Compensation and benefits expenses to secure the services of our employees have been the largest component of our expenses. Compensation and benefits expense includes salaries, overtime, bonuses, commissions, benefits, employment taxes and other employee costs. We have a discretionary bonus plan based on a combination of firm and individual performance, a portion of the payments under which are guaranteed bonuses. Particularly for our senior professionals, these bonuses make up a large portion of total compensation. We accrue for the estimated amount of guaranteed bonus payments over the applicable service period, which begins at the date of grant and ends at the date of payment. We generally pay bonuses at selected times and intend to make these payments in February and July. A portion of these bonuses will be paid in the form of equity awards granted under our Equity Incentive Plan. The non-cash compensation expense associated with these equity awards will be accrued ratably over a four-year service period, which will begin at the date of grant.
     Upon completion of our initial public offering, we granted to a broad group of our employees and advisors and each of our independent directors an aggregate of 1,869,171 restricted stock units with respect to which shares of our common stock are deliverable. The allocation of these grants to the employees and advisors was determined on a discretionary basis and the grants to our independent directors were determined in accordance with our director compensation policy. These restricted stock units will vest in three equal installments on February 7, 2007, 2008 and 2009, subject to the employee’s continued employment with us, but will vest earlier in the event of a change of control. After full vesting, the shares of common stock underlying most of these restricted stock units will be deliverable in three equal installments on or about February 7, 2009, 2010 and 2011, respectively, but may be deliverable earlier in the event of a change in control.
     In addition to the grant of restricted stock units made in connection with completion of our initial public offering, we make grants of restricted stock units from time to time in connection with our regular compensation and hiring process. Although the terms of individual grants vary, as a general matter, grants of restricted stock units made in connection with our regular compensation and hiring process will vest over a four-year service period, subject to the employee’s continued employment with the Firm, and the shares of common stock underlying these restricted stock units will be deliverable on or about the related vesting date. For the three and nine months ended September 30, 2006, we recorded $2.2 million and $5.2 million, respectively, of non-cash compensation expense in respect of restricted stock units and other equity awards.
     We intend to maintain our aggregate compensation and benefits expense (excluding expenses relating to equity awards made in connection with our initial public offering) within the range of 55% to 58% of our net revenues (excluding investment gains and losses attributable to investments in partnerships and other securities) beginning in 2006, although we retain the ability to change this rate in the future. Our accruals for compensation and benefits expense in 2006 were consistent with this policy.
Non-Compensation Expenses
     The balance of our operating expenses include floor brokerage and execution, communications and data processing, depreciation and amortization, marketing and promotion, occupancy and equipment, professional services and other expenses.

Consolidated Results of Operations
     The following table sets forth our net revenues, total expenses, provision for taxes (tax benefit) and net income (loss) for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net revenues	$58,120	$58,272	$199,831	$177,232
Total expenses	56,687	59,945	183,409	189,584
Provision for taxes (tax benefit)	(119)	523	(9,759)	1,805

Net income (loss)	$1,552	$(2,196)	$26,181	$(14,157)

     Three Months Ended September 30, 2006 versus Three Months Ended September 30, 2005. We had net income of $1.6 million in the three months ended September 30, 2006, an increase of $3.8 million from a net loss of $2.2 million in the three months ended September 30, 2005. The increase was primarily attributable to a $3.3 million decrease in our total expenses for the three months ended September 30, 2006 as compared to the corresponding period in 2005.
     Our total net revenues of $58.1 million for the three months ended September 30, 2006 decreased by $0.2 million from the three months ended September 30, 2005, primarily due to decreases of $3.9 million and $3.7 million in our brokerage and asset management revenues, respectively, partially offset by a $6.3 million increase in our investment banking revenues and $1.1 million increase in net interest income.
     Our total expenses of $56.7 million for the three months ended September 30, 2006 decreased by $3.3 million, or 5.4%, from $60.0 million in the three months ended September 30, 2005, primarily due to a $4.4 million decrease in compensation and benefits. As a result, total expenses as a percentage of net revenues decreased to 97.5% in the three months ended September 30, 2006 from 102.9% in the three months ended September 30, 2005.
     Nine Months Ended September 30, 2006 versus Nine Months Ended September 30, 2005. We had net income of $26.2 million in the nine months ended September 30, 2006, an increase of $40.3 million from a net loss of $14.2 million in the nine months ended September 30, 2005. The increase was primarily attributable to a $22.6 million increase in our net revenues from the corresponding period in 2005, a tax benefit of $9.8 million in the nine months ended September 30, 2006 as compared to a provision for taxes of $1.8 million in the nine months ended September 30, 2005, as well as a decrease of $6.2 million in our total expenses from the corresponding period in 2005.
     Our net revenues of $199.8 million for the nine months ended September 30, 2006 increased $22.6 million, or 12.8%, from $177.2 million in the nine months ended September 30, 2005. This increase was primarily attributable to a $39.6 million increase in our investment banking revenues, partially offset by a $9.4 million decrease in our brokerage revenues and a $9.3 million decrease in our asset management revenues.
     Our total expenses of $183.4 million in the nine months ended September 30, 2006 decreased $6.2 million, or 3.3%, from $189.6 million in the nine months ended September 30, 2005, primarily due to a $6.1 million decrease in compensation and benefits. As a result, total expenses as a percentage of net revenues decreased to 91.8% in the nine months ended September 30, 2006 from 107.0% in the corresponding period of 2005.
     We had a tax benefit of $9.8 million in the nine months ended September 30, 2006 as compared to a provision for taxes of $1.8 million in the comparable period of 2005. The tax benefit in the nine months ended September 30, 2006 resulted primarily from our recognition of a one-time net deferred tax benefit of $13.8 million in connection with our conversion from a limited liability company to a corporation. This one-time net deferred tax benefit resulted from the establishment of a deferred tax asset balance of $22.4 million, partially offset by a valuation allowance of $8.6 million, which was adjusted during the nine months ended September 30, 2006 and may be subject to future adjustments.
     Non-GAAP Financial Measures. The financial results described above include, in accordance with GAAP, the effect in the three and nine months ended September 30, 2006 of the following, each of which arose in connection with our initial public offering, which closed on February 7, 2006:
•	We converted from a limited liability company to a corporation and established beginning balances in our deferred tax assets and liabilities in accordance with Statement of Financial Accounting Standards No. 109, Accounting For Income Taxes. As a result, during the three months ended March 31, 2006 we recognized a one-time net deferred tax benefit of $13.8 million in connection with the establishment of a deferred tax asset balance of $22.4 million, partially offset by a valuation allowance.

•	We made an initial grant to a broad group of our employees and advisors and each of our independent directors of restricted stock units with respect to which shares of common stock will be deliverable. With respect to these grants, beginning with the three months ended March 31, 2006, in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, we began recording non-cash compensation expense ratably over the requisite service period of three years. For the three months ended September 30, 2006 we recorded $2.2 million of non-cash compensation expense in respect of these restricted stock units, which, after giving effect to our applicable federal and state tax rate of 42%, results in an after-tax non-cash expense of $1.2 million. For the period of February 7, 2006, the date the vesting period began for these restricted stock units, through September 30, 2006, we recorded $5.1 million of non-cash compensation expense in respect of these restricted stock units, which, after giving effect to our applicable federal and state tax rate of 42%, results in an after-tax non-cash expense of $3.0 million.

•	Also as a result of our conversion from a limited liability company to a corporation, we became subject to federal and state income taxes as of February 7, 2006.
     In addition to reporting our net income and earnings per share for the three and the nine months ended September 30, 2006, we also report in the table below our net income and earnings per share for the three and nine months ended September 30, 2006 on a non-GAAP operating basis by:
•	excluding the effect of recognizing during the three months ended March 31, 2006 the $13.8 million one-time net deferred tax benefit (but not excluding subsequent adjustments to the related valuation allowance);

•	excluding the after-tax non-cash expense associated with our initial grant of restricted stock units of $1.2 million and $3.0 million in the three and nine months ended September 30, 2006, respectively; and

•	including additional income tax expense of $1.5 million during the three months ended March 31, 2006, because we estimate that we would have incurred additional income tax expense for the period from January 1, 2006 to February 7, 2006 equal to our net income for that period of $3.6 million multiplied by our applicable federal and state tax rate for the three months ended March 31, 2006 of 42%, or $1.5 million.
     In the future we do not expect that a similar conversion-related deferred tax benefit will arise and we expect to be subject to federal and state income tax, in each case, because we do not expect to change our corporate form again. Also, although we expect to grant restricted stock units and other share-based compensation in the future, we do not expect to make any such substantial grants outside of our regular compensation and hiring process, as we did when we granted the initial grant of restricted stock units in connection with our initial public offering.
     Our management has utilized a non-GAAP calculation of net income and earnings per share that are adjusted, as described above, to exclude the effect of recording the net deferred tax benefit during the three months ended March 31, 2006, include additional income tax expense and exclude the expense associated with our initial grant of restricted stock units, to aid in understanding and analyzing our financial results in the three and the nine months ended September 30, 2006. Our management believes that these non-GAAP measures will allow for a better evaluation of the operating performance of our business and facilitate meaningful comparison of our results in the current period to those in prior periods and future periods that did not and likely will not include the adjusted items. Our reference to these measures should not, however, be considered as a substitute for results that are presented in a manner consistent with GAAP. These non-GAAP measures are provided to enhance investors’ overall understanding of our current financial performance and our prospects for the future. Specifically, our management believes that the non-GAAP measures provide useful information to both management and investors by excluding certain items that may not be indicative of our core operating results and business outlook.

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

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2006	2006
	(In millions)	(In millions)
Net income	$1.6	$26.2
Exclusion of the effect of recording net deferred tax benefit	—	(13.8)
Inclusion of additional income tax expense	—	(1.5)
Exclusion of the after-tax non-cash expense associated with initial grant of restricted stock units	1.2	3.0

Non-GAAP net income excluding the effect of recording net deferred tax benefit, including additional income tax expense and excluding after-tax non-cash expense associated with initial grant of restricted stock units	$2.8	$13.9

     We calculate earnings per share in accordance with FASB Statement No. 128, Earnings per Share. Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Common shares outstanding for the three and nine months ended September 30, 2006 are comprised of the weighted average of (i) the 17,347,270 shares issued in conjunction with our reorganization from a limited liability company to a corporation, as if such issuance had occurred on January 1, 2006, (ii) the 4,914,440 shares issued in our initial public offering on February 7, 2006 (iii) the 3,581,902 shares issued in our follow-on offering on May 23, 2006 and (iv) the 12,533 shares repurchased on August 25, 2006.
     Diluted earnings per share include the determinants of basic earnings per share plus all dilutive potential common shares that were outstanding during the period. We use the treasury stock method to reflect the potential dilutive effect of the unvested restricted stock units, warrants and unexercised stock options. The following table sets forth our basic and diluted weighted average shares outstanding and basic and diluted earnings per share for the three and nine months ended September 30, 2006.

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2006	2006
Weighted average shares used in computation of earnings per share:
Basic (in thousands)	25,839	23,377
Diluted (in thousands)	26,218	23,913
Earnings per share:
Basic	$0.06	$1.05
Diluted	$0.06	$1.03
     For the same reasons, and subject to the same limitations, described above with respect to our use of a non-GAAP measure of net income, we report in the table below each of our basic and diluted weighted average shares used in the computation of earnings per share and our basic and diluted earnings per share for the three months ended September 30, 2006 on a non-GAAP operating basis by:
•	using $2.8 million as the numerator of the non-GAAP earnings per share calculation, which amount is derived by beginning with net income available to common stockholders of $1.6 million for the three months ended September 30, 2006 and adjusting to exclude the after-tax non-cash expense associated with our initial grant of restricted stock units of $1.2 million for the three months ended September 30, 2006.
     Similarly, for the same reasons, and subject to the same limitations, described above with respect to our use of a non-GAAP measure of net income, we report in the table below each of our basic and diluted weighted average shares used in the computation of earnings per share and our basic and diluted earnings per share for the nine months ended September 30, 2006 on a non-GAAP operating basis by:
•	using $13.9 million as the numerator of the non-GAAP earnings per share calculation, which amount is derived by beginning with net income available to common stockholders of $24.6 million for the nine months ended September 30, 2006 and adjusting to (i) exclude the effect of the $13.8 million one-time net deferred tax benefit recognized in the three months ended

March 31, 2006 (but not excluding subsequent adjustments to the related valuation allowance), (ii) include the additional income tax expense of $1.5 million with respect to the period from January 1, 2006 through February 7, 2006, (iii) exclude the after-tax non-cash expense associated with our initial grant of restricted stock units of $3.0 million for the nine months ended September 30, 2006 and (iv) exclude the $1.6 million of preferred dividends and accretion with respect to the period from January 1, 2006 through February 7, 2006; and
•	increasing the weighted average shares used as the denominator of the non-GAAP earnings per share calculation by 657,836, which is the amount by which weighted average shares would have increased had the 4,914,440 shares we issued in our initial public offering been outstanding for the entire nine months ended September 30, 2006.
     Our management believes that increasing the non-GAAP number of weighted average shares used as the denominator in calculating a non-GAAP measure of earnings per share for the nine months ended September 30, 2006 by an amount by which weighted average shares would have increased had our initial public offering occurred at the beginning of the nine months ended September 30, 2006 is appropriate in order to be consistent with calculating a non-GAAP measure of net income which excludes the effect of one-time events which arose in connection with our initial public offering.

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2006	2006
Non-GAAP adjusted weighted average shares used in computation of non-GAAP earnings per share:
Basic (in thousands)	25,839	24,035
Diluted (in thousands)	26,218	24,571
Non-GAAP earnings per share excluding the effect of recording net deferred tax benefit, including additional income tax expense, excluding after-tax non-cash expense associated with initial grant of restricted stock units and excluding preferred dividends and accretion from January 1, 2006 through February 7, 2006:

Basic	$0.11	$0.58
Diluted	$0.11	$0.56
     We measure our net income as a percentage of net revenues, a financial measure commonly referred to as net income margin which we utilize in analyzing our profitability. For the three months ended September 30, 2006 our net revenues were $58.1 million and our net income was $1.6 million, resulting in net income margin of 2.7%. For the same reasons, and subject to the same limitations, described above with respect to our use of a non-GAAP measure of net income, we can also measure our net income margin for the three months ended September 30, 2006 on a non-GAAP basis by dividing our non-GAAP net income excluding the effect of recording expense associated with the initial grant of restricted stock units of $2.8 million by our net revenues of $58.1 million, resulting in a non-GAAP net income margin of 4.8%.

Revenues
     The following table sets forth our revenues for the three and nine months ended September 30, 2006 and 2005, both in thousand dollar amounts and as a percentage of net revenues for these periods (in thousands, except percentages):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Brokerage	$30,682	$34,565	$94,845	$104,255
Investment banking	22,228	15,895	86,878	47,318
Asset management	4,123	7,832	16,459	25,787
Interest income	4,197	1,476	9,471	3,439

Total revenues	61,230	59,768	207,653	180,799
Interest expense	(3,110)	(1,496)	(7,822)	(3,567)

Net revenues	$58,120	$58,272	$199,831	$177,232

Percentage of net revenues:
Brokerage	53%	59%	47%	59%
Investment banking	38	27	44	27
Asset management	7	14	8	14
Interest income	7	3	5	2

Total revenues	105	103	104	102
Interest expense	(5)	(3)	(4)	(2)

Total	100%	100%	100%	100%

Brokerage Revenue
     Three Months Ended September 30, 2006 versus Three Months Ended September 30, 2005. Brokerage revenue decreased $3.9 million, or 11.2%, to $30.7 million in the three months ended September 30, 2006 from $34.6 million in the three months ended September 30, 2005. The fluctuation was primarily attributable to decreased revenue from our institutional business due to a reduction in our average daily volume of shares traded for our customers, as well as a decline in our average commissions per share. This overall decrease in brokerage revenue is partially offset by increases in our middle markets and private client services business.
     Nine Months Ended September 30, 2006 versus Nine Months Ended September 30, 2005. Brokerage revenue decreased $9.4, or 9.0%, to $94.8 million in the nine months ended September 30, 2006 from $104.3 million in the nine months ended September 30, 2005. The fluctuation was primarily attributable to decreased revenue from institutional business due to a reduction in our average daily volume of shares traded for our customers, as well as a decline in our average commissions per share. This overall decrease in brokerage revenue is partially offset primarily by an increase in our middle markets business, as well as our private client services and convertible debt securities businesses.

Investment Banking Revenue
     The following table presents the components of investment banking revenue for the three and nine months ended September 30, 2006 and 2005 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Investment banking revenue:
Capital raising (underwriting and private placements) revenue	$13.9	$8.2	$71.0	$28.8
Merger and acquisition fees and other advisory service revenue	8.3	7.7	15.9	18.5

Total investment banking revenue	$22.2	$15.9	$86.9	$47.3

     Three Months Ended September 30, 2006 versus Three Months Ended September 30, 2005. Investment banking revenue increased $6.3 million, or 39.8%, to $22.2 million in the three months ended September 30, 2006 compared to $15.9 million in the three months ended September 30, 2005. This increase was the result of an increase in average revenue per capital raising transaction increasing to $1.3 million during the three months ended September 30, 2006 from $1.0 million in the three months ended September 30, 2005.
     Capital raising revenue accounted for 63% of our investment banking revenue in the three months ended September 30, 2006 compared to 52% in the three months ended September 30, 2005. Capital raising revenue increased $5.7 million, or 70%, to $13.9 million in the three months ended September 30, 2006 compared to $8.2 million in the corresponding period in 2005. This increase was primarily the result of an increase in average revenue per capital raising transaction during the three months ended September 30, 2006 as compared to the three months ended September 30, 2005.
     Strategic advisory revenue accounted for 37% of our total investment banking revenue in the three months ended September 30, 2006 compared to 48% in the three months ended September 30, 2005. Strategic advisory revenue increased $0.6 million, or 8%, to $8.3 million in the three months ended September 30, 2006 compared to $7.7 million in the three months ended September 30, 2005. This increase was primarily the result of closing five strategic advisory transactions during the three months ended September 30, 2006, compared to three during the corresponding period in 2005, partially offset by a decrease in average revenue per transaction. In the market as a whole, within our target sectors, the number of strategic advisory transactions increased 1% in the three months ended September 30, 2006 as compared to the three months ended September 30, 2005.
     Nine Months Ended September 30, 2006 versus Nine Months Ended September 30, 2005. Investment banking revenue increased $39.6 million, or 83.6%, to $86.9 million in the nine months ended September 30, 2006 compared to $47.3 million in the nine months ended September 30, 2005. This increase was the result of closing 59 investment banking transactions during the nine months ended September 30, 2006, compared to 45 during the corresponding period in 2005, an increase of 31%, as well as a result of our average revenue per transaction increasing to $1.4 million during the nine months ended September 30, 2006 compared to $1.0 million during the corresponding period in 2005, an increase of 44%. The increase in the average revenue per transaction was primarily attributable to an increase in the average size of the capital raising transactions we participated in, as well as participating as a book- and lead-manager in an increased number of such transactions. We joint book-managed our own initial public offering and follow-on offering during the nine months ended September 30, 2006, however we did not include those transactions in our transaction count, did not recognize revenue relating to those transactions and did not include those transactions in calculating our revenue per transaction measures.
     Capital raising revenue accounted for 82% of our investment banking revenue in the nine months ended September 30, 2006 compared to 61% in the nine months ended September 30, 2005. Our capital raising revenue increased $42.2 million, or 146%, to $71.0 million in the nine months ended September 30, 2006 compared to $28.8 million in the nine months ended September 30, 2005. This increase was primarily the result of closing 49 capital raising transactions during the nine months ended September 30, 2006, compared to 35 during the corresponding period in 2005, an increase of 40%. In addition, our average revenue per capital raising transaction increased to $1.4 million during the nine months ended September 30, 2006 compared to $0.8 million during the corresponding period in 2005, an increase of 76%. The increase in the average revenue per capital raising transaction was primarily attributable to an increase in the average size of the capital raising transactions we participated in, as well as participating as a book- and lead-manager in an increased number of such transactions. In the market as a whole, within our target sectors, the number of capital raising transactions increased 23% in the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.
     Strategic advisory revenue accounted for 18% of our total investment banking revenue in the nine months ended September 30, 2006 compared to 39% in the nine months ended September 30, 2005. Strategic advisory revenue decreased $2.6 million, or 14%, to $15.9 million in the nine months ended September 30, 2006 compared to $18.5 million in the nine months ended September 30, 2005. This decrease was primarily the result of a decrease in average revenue per strategic advisory transaction during the nine months ended September 30, 2006, compared to the corresponding period in 2005, which is attributable to a reduction in the average size of strategic advisory transactions.
Asset Management Revenue
     Three Months Ended September 30, 2006 versus Three Months Ended September 30, 2005. Asset management revenue for the three months ended September 30, 2006 was $4.1 million. Beginning in 2006 we no longer receive management fees from Thomas Weisel Capital Partners L.P. (“TWCP”), due to the fact that we no longer manage TWCP. After excluding the $2.6 million of management fees earned from TWCP in the three months ended September 30, 2005, as discussed further below, asset management revenue decreased 21.3% in the three months ended September 30, 2006 compared to the corresponding period in 2005. Including management fees earned from TWCP in the three months ended September 30, 2005, asset management revenue decreased 47.4% in the three months ended September 30, 2006 compared to the three months ended September 30, 2005. Asset management revenue for the three months ended September 30, 2005 was $7.8 million.
     Management fees were $2.9 million during the three months ended September 30, 2006 compared to $5.9 million in the three months ended September 30, 2005. After excluding $2.6 million of fees generated in the three months ended September 30, 2005 from TWCP, management fees decreased 12.5% from the corresponding period in 2005. TWCP is a late-stage private equity fund, whose management was transferred to a third party in the three months ended December 31, 2005. We no longer receive management fees from TWCP, however, we have retained our capital account in TWCP and will receive gain and loss allocations in respect of our capital account balance.
     Investment gains in partnerships and other securities decreased $0.7 million, or 44.5%, to $0.8 million in the three months ended September 30, 2006 compared to the three months ended September 30, 2005. Investment gains in other investments decreased $0.1 million, or 10.8%, to $0.4 million in the three months ended September 30, 2006 compared to $0.5 million in the corresponding period of 2005.
     Nine Months Ended September 30, 2006 versus Nine Months Ended September 30, 2005. Asset management revenue for the nine months ended September 30, 2006 was $16.5 million. Beginning in 2006 we no longer receive management fees from TWCP, due to the fact that we no longer manage TWCP. After excluding the $13.1 million of management fees earned from TWCP in the nine months ended September 30, 2005, as discussed further below, asset management revenue increased 29.2% in the nine months ended September 30, 2006 compared to the corresponding period in 2005. Including management fees earned from TWCP in the nine months ended September 30, 2005, asset management revenue decreased 36.2% in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Asset management revenue for the nine months ended September 30, 2005 was $25.8 million.
     Management fees were $9.5 million during the nine months ended September 30, 2006 compared to $23.2 million in the nine months ended September 30, 2005. After excluding $13.1 million of fees generated in the nine months ended September 30, 2005 from TWCP, management fees decreased 6.7% from the corresponding period in 2005. As noted above, TWCP is a late-stage private equity fund, whose management was transferred to a third party in the three months ended December 31, 2005. We no longer receive management fees from TWCP, however, we have retained our capital account in TWCP and will receive gain and loss allocations in respect of our capital account balance.
     Investment gains in partnerships and other securities increased $8.4 million to $6.5 million in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Investment gains in other investments decreased $0.2 million, or 22.3%, to $0.5 million in the nine months ended September 30, 2006 compared to $0.7 million in the corresponding period of 2005.

Operating Expenses and Employees
     The following table sets forth information relating to our operating expenses and average number of employees for the three and nine months ended September 30, 2006 and 2005 (in thousands, except number of employees):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Expenses Excluding Interest:
Compensation and benefits	$33,648	$38,076	$110,983	$117,089
Floor brokerage and trade execution	4,441	6,314	17,525	20,252
Communications and data processing	3,958	4,482	12,525	13,203
Depreciation and amortization	2,117	2,288	6,598	6,958
Marketing and promotion	2,817	2,978	8,509	9,828
Occupancy and equipment	5,524	3,796	13,787	11,079
Other expense	4,182	2,011	13,482	11,175

Total expenses excluding interest	$56,687	$59,945	$183,409	$189,584

Average number of employees	581	545	560	549
Compensation and Benefits Expense
     Three Months Ended September 30, 2006 versus Three Months Ended September 30, 2005. Compensation and benefits expense decreased $4.4 million, or 11.6%, to $33.6 million in three months ended September 30, 2006 compared to $38.1 million in the three months ended September 30, 2005. Compensation and benefits expense in the three months ended September 30, 2006 included $2.2 million of non-cash compensation expense relating to equity awards made in connection with our initial public offering. Compensation and benefits expense (excluding expense relating to equity awards made in connection with our initial public offering), as a percentage of net revenues (excluding investment gains and losses attributable to investments in partnerships and other securities) decreased to 55% in the three months ended September 30, 2006 compared to 67% in the corresponding period in 2005. As part the of compensation process, we expect equity awards to constitute a portion of our annual bonus payments, which will be made to employees in February and July of 2007. These equity awards will vest over a four-year service period, subject to continued employment and, accordingly, the non-cash compensation expense associated with these awards will be accrued ratably over the service period, which will begin at the date of grant.
     Nine Months Ended September 30, 2006 versus Nine Months Ended September 30, 2005. Compensation and benefits expense decreased $6.1 million, or 5.2%, to $111.0 million in the nine months ended September 30, 2006 compared to $117.1 million in the nine months ended September 30, 2005. Compensation and benefits expense in the nine months ended September 30, 2006 included $5.1 million of non-cash compensation expense relating to equity awards made in connection with our initial public offering. Compensation and benefits expense (excluding expense relating to equity awards made in connection with our initial public offering), as a percentage of net revenues (excluding investment gains and losses attributable to investments in partnerships and other securities) decreased to 55% in the nine months ended September 30, 2006 from 67% in the corresponding period in 2005. As part of the compensation process, we expect equity awards to constitute a portion of our annual bonus payments, which will be made to employees in February and July of 2007. These equity awards will vest over a four-year service period, subject to continued employment and, accordingly, the non-cash compensation expense associated with these awards will be accrued ratably over the service period, which will begin at the date of grant.
Non-Compensation Expenses
     Three Months Ended September 30, 2006 versus Three Months Ended September 30, 2005. Non-compensation expenses increased $1.2 million, or 5.4%, to $23.0 million in the three months ended September 30, 2006 compared to $21.9 million in the three months ended September 30, 2005. Overall, non-compensation expenses as a percentage of net revenues increased to 39.6% in the three months ended September 30, 2006 compared to 37.5% in the corresponding period in 2005.
     Floor brokerage and trade execution expense decreased $1.9 million, or 29.7%, to $4.4 million in the three months ended September 30, 2006 compared to $6.3 million in the three months ended September 30, 2005, primarily due to lower share volume and decreased execution expenses as a result of our conversion to a new clearing broker.
     Communications and data processing expense includes telecommunications, data communication, certain equipment cost and software. These costs decreased $0.5 million, or 11.7%, to $4.0 million in the three months ended September 30, 2006 compared to

$4.5 million in the three months ended September 30, 2005. The decrease was primarily due to reduced data communication, equipment lease and telecommunication expenses.
     Depreciation and amortization expense decreased $0.2 million, or 7.5%, to $2.1 million in the three months ended September 30, 2006 compared to $2.3 million in the three months ended September 30, 2005, primarily due to certain furniture becoming fully depreciated in the current year and no longer incurring depreciation expense.
     Marketing and promotion expense includes travel and entertainment, conferences and promotional and advertising expenses. These expenses decreased $0.2 million, or 5.4%, to $2.8 in the three months ended September 30, 2006 compared to $3.0 million in the three months ended September 30, 2005. This overall decrease was primarily due to lower conference- and event-related expenses, as well as a change in the quarterly period during which we hold one of our conferences, offset slightly by increased travel expenses.
     Occupancy and equipment expenses increased $1.7 million, or 45.5%, to $5.5 million in the three months ended September 30, 2006 compared to $3.8 million in the three months ended September 30, 2005. This increase was primarily due to a $1.5 million charge related to our decision to sublease, at a lower rate than our current lease rate, certain premises in San Francisco through the end of our lease term.
     Other expense includes legal and professional services, printing, insurance, business and property taxes, and supplies. These expenses increased $2.2 million, or 108.0%, to $4.2 million in the three months ended September 30, 2006 compared to $2.0 million in the three months ended September 30, 2005. The fluctuation was the result of increased professional services associated with operating as a public company, which include audit related fees and Sarbanes-Oxley consulting fees. In addition, we received insurance recoveries during both the three months ended September 30, 2006 and 2005, however, such recoveries received were greater in 2005 as compared to amounts received in 2006, resulting in an increased expense in 2006.
     Nine Months Ended September 30, 2006 versus Nine Months Ended September 30, 2005. Non-compensation expenses decreased $0.1 million, or 0.1%, to $72.4 million in the nine months ended September 30, 2006 compared to $72.5 million in the nine months ended September 30, 2005. Overall, non-compensation expenses as a percentage of net revenues decreased to 36.2% in the nine months ended September 30, 2006 compared to 40.9% in the corresponding period in 2005.
     Floor brokerage and trade execution expense decreased $2.8 million, or 13.5%, to $17.5 million in the nine months ended September 30, 2006 compared to $20.3 million in the nine months ended September 30, 2005, primarily due to lower share volume and decreased execution expenses as a result of our conversion to a new clearing broker.
     Communications and data processing expenses decreased $0.7 million, or 5.1%, to $12.5 million in the nine months ended September 30, 2006 compared to $13.2 million in the nine months ended September 30, 2005. The decrease was primarily due to lower data communications and telecommunication expenses, offset slightly by costs incurred in connection with converting our trading systems to our new clearing broker.
     Depreciation and amortization expense decreased $0.4 million, or 5.2%, to $6.6 million in the nine months ended September 30, 2006 compared to $7.0 in the nine months ended September 30, 2005, primarily due to certain furniture becoming fully depreciated in the current year and no longer incurring depreciation expense, partially offset by increased depreciation taken on equipment and leasehold improvement compared to the prior year.
     Marketing and promotion expenses decreased $1.3 million, or 13.4%, to $8.5 million in the nine months ended September 30, 2006 compared to $9.8 million in the nine months ended September 30, 2005, primarily due to a reduction in conference- and event-related expenses, partially offset by increased travel expenses.
     Occupancy and equipment expenses increased $2.7 million, or 24.4%, to $13.8 million in the nine months ended September 30, 2006 compared to $11.1 million in the nine months ended September 30, 2005, primarily due to a $3.0 million charge recorded in the nine months ended September 30, 2006 related to our decision to sublease, at a lower rate than our current lease rate, certain premises in San Francisco and Menlo Park, California, partially offset by a refund of a portion of previously paid common area and maintenance charges.
     Other expenses increased $2.3 million, or 20.6%, to $13.5 million in the nine months ended September 30, 2006 compared to $11.2 million in the nine months ended September 30, 2005. The fluctuation was the result of increased professional services associated with operating as a public company, which include audit related fees and Sarbanes-Oxley consulting fees. We received insurance recoveries during both the nine months ended September 30, 2006 and 2005, however, such recoveries received were greater in 2006 as compared to amounts received in 2005, which partially offset the overall increase in other expense in 2006.

Provision for Taxes
     Before completion of our initial public offering on February 7, 2006, we were a limited liability company and all of our income and losses were reportable by our individual members in accordance with the Internal Revenue Code and, accordingly, the U.S. federal and state income taxes payable by our members, based upon their share of our net income, had not been reflected in our historical condensed consolidated financial statements.
     In connection with our initial public offering we reorganized from a limited liability company into a corporation and following that reorganization we became subject to U.S. federal and state income taxes. We account for income taxes in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities based upon temporary differences between the financial reporting and tax bases of our assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized. During the three months ended March 31, 2006, we recognized a one-time tax benefit of $13.8 million in connection with the establishment of our deferred tax asset balances of $22.4 million, partially offset by establishing a valuation allowance of $8.6 million. The valuation allowance was recorded because management concluded that a portion of the deferred tax benefit, which results from unrealized capital losses, more likely than not will not be realized due to the uncertainty of our ability to generate future capital gains to offset such capital losses. For the three and nine months ended September 30, 2006, the Firm recorded capital gains resulting in a decrease to the valuation allowance of $0.6 million and $1.1 million, respectively.
     Our effective tax rate was a negative 59.4% for the nine months ended September 30, 2006. After adjusting for one time events, which includes earnings not subject to corporate income tax during the period in which we operated as a nontaxable limited liability company from January 1, 2006 to February 7, 2006 and the recognition of a deferred tax asset upon change from a limited liability company to a taxable C corporation, resulting in increases of 9.1% and 84.3% to the effective tax rate, respectively, our effective tax rate prior to one time events for the nine months ended September 30, 2006 was 34%.
Liquidity and Capital Resources
     Prior to our initial public offering in February of 2006 we historically satisfied our capital and liquidity requirements through capital raised from our partners and strategic investors, internally generated cash from operations and available credit from market sources. In February of 2006 we completed our initial public offering of common stock, raising $66.2 million in net proceeds and in May of 2006 we completed a follow-on public offering of common stock, raising $76.0 million in net proceeds. As of September 30, 2006, we had liquid assets primarily consisting of cash and cash equivalents of $69.6 million. As of September 30, 2006, we had invested $103.0 million in other investments, including $54.1 million in auction rate securities. In addition, we have access to liquidity within our securities inventory classified as securities owned and securities sold, not yet purchased. In terms of our borrowing and credit, we have the following liquidity arrangements in place:
•	A revolving line of credit for up to $10 million from First Republic Bank that is secured by certain of our investment banking receivables. As of September 30, 2006, there was no outstanding balance under this facility.

•	A secured financing arrangement with General Electric Capital Corporation that is secured by furniture, equipment and leasehold improvements, with a 3-year term and a variable interest rate at LIBOR plus 2.85%. As of September 30, 2006, the outstanding balance under this facility was $8.4 million.
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
     Thomas Weisel Partners LLC, our wholly-owned subsidiary and a registered securities broker-dealer, is subject to the net capital requirements of the NYSE and the SEC’s uniform net capital rule. NYSE and SEC regulations also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met. At September 30, 2006, Thomas Weisel Partners LLC had excess net capital of $41.4 million. Regulatory net capital requirements change based on certain investment and underwriting activities. In connection with our transition to a new clearing broker, in November 2005 we terminated our previous subordinated borrowing facility with the affiliate of our former clearing broker and established a subordinated borrowing facility of $40 million with our new clearing broker. This new facility is in the form of a revolving note and subordination agreement. The terms of the revolving note are defined in an agreement approved by the NYSE and such borrowings, if and when drawn, will be considered in computing the net capital of our affiliated broker-dealer and available to support our investment banking and brokerage business. No amounts have been drawn under the new facility.

     Due to the nature of our investment banking and brokerage businesses, liquidity is of critical importance to us. Accordingly, we regularly monitor our liquidity position, including our cash and net capital positions. We believe that our current level of equity capital, which includes the net proceeds to us from our initial public offering of common stock and our May 2006 follow-on offering of common stock and funds anticipated to be provided by operating activities, will be adequate to meet our liquidity and regulatory capital requirements for the next 12 months.
     The following table provides a summary of our contractual obligations as of September 30, 2006 (in thousands):

	Remainder of
	2006	2007-2008	2009-2010	Thereafter	Total
Notes payable (1)	$933	$7,840	$1,544	$25,500	$35,817
Capital leases (2)	—	206	—	—	206
Operating leases	4,588	37,491	34,765	42,896	119,740
General partner commitment to invest in private equity funds (3)	3,010	13,175	426	—	16,611
Guaranteed compensation payments	671	7,825	—	—	8,496

Total	$9,202	$66,537	$36,735	$68,396	$180,870

(1)	Includes the notes payable with remaining principal amount of $27.4 million as of September 30, 2006 that were issued in connection with our initial public offering. Also, includes secured fixed asset financing of $8.4 million.

(2)	Includes interest payable related to capital lease liability.

(3)	The private equity fund commitments have no specified contractual contribution dates. The timing of these contributions is presented based upon estimated contribution dates.
Cash Flows
     Nine Months Ended September 30, 2006. Our cash and cash equivalents were $69.6 million at September 30, 2006, a decrease of $20.6 million from December 31, 2005.
     Operating activities used $33.8 million of cash during the nine months ended September 30, 2006, primarily due to a $67.7 million increase in securities owned and a reduction in accrued compensation of $23.2 million, reflecting year-end payments of incentive compensation. In addition, we had a non-cash deferred tax benefit of $14.7 million and unrealized and realized gains on partnership and other investments of $6.6 million. This overall decrease in cash and cash equivalents is partially offset by net income of $26.2 million and an increase in the net balance payable to our clearing broker and distributions from investment partnerships of $22.7 million and $12.6 million, respectively. Finally, we had non-cash depreciation and amortization of $6.6 million, share-based compensation of $5.2 million and an increase to our provision for facility lease losses of $3.0 million.
     Investing activities used $104.8 million of cash, including the purchase of $157.5 million of municipal and auction-rate securities, investments in private equity partnerships of $4.2 million and purchases of property and equipment of $2.4 million. This decrease in cash and cash equivalents is partially offset by proceeds from sale of investments of $59.2 million.
     Financing activities provided $118.1 million of cash, including cash proceeds received during the nine months ended September 30, 2006 from issuance of common stock upon our initial public offering in February 2006, net of expenses, of $66.3 million and cash proceeds of approximately $76.2 million from issuance of common stock upon our follow-on public offering of May 2006, net of unaffiliated underwriters’ discount and other expenses. This increase to cash and cash equivalents is partially offset by repayments of notes payable of $16.3 million and net distributions to members and withdrawal of capital of $7.8 million.
     Nine Months Ended September 30, 2005. Our cash and cash equivalents were $45.8 million at September 30, 2005, a decrease of $12.2 million from December 31, 2004.
     Operating activities provided $3.5 million of cash during the nine months ended September 30, 2005, primarily due to a $40.1 million decrease in securities owned, as well as non-cash depreciation and amortization of $7.0 million and provision for doubtful accounts of $1.2 million. This overall increase in cash and cash equivalents is partially offset by an increase in the net balance receivable to our clearing broker of $16.0 million, a net loss of $14.2 million and a reduction in accrued compensation of

$6.7 million, reflecting year-end payments of incentive compensation. In addition, corporate finance and syndicate receivables increased $3.7 million and accrued expenses and other liabilities decreased $3.6 million.
     Investing activities used $1.5 million of cash during the nine months ended September 30, 2005, primarily due to investments made in private equity partnerships of $2.1 million and restricted cash deposits of $2.0 million. In addition, we purchased property and equipment of $0.9 million. This overall decrease in cash and cash equivalents was partially offset by proceeds from sale of investments of $3.5 million.
     Financing activities used $14.2 million of cash during the nine months ended September 30, 2005, primarily due to net distributions to members and withdrawal of capital of $10.0 million. In addition, during the nine months ended September 30, 2006, we made repayments of notes payable and capital lease obligations of $3.5 million and $0.8 million, respectively.
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
Interest Rate Risk
     Interest rate risk represents the potential loss from adverse changes in market interest rates. As we may hold U.S. Treasury securities and other fixed income securities as well as convertible debt securities and incur interest-sensitive liabilities from time to time, we are exposed to interest rate risk arising from changes in the level and volatility of interest rates and in the shape of the yield curve. In particular, as discussed in Note 8 — Notes Payable in the notes to our unaudited condensed consolidated financial statements for the nine months ended September 30, 2006, we issued floating rate notes to CalPERS and Nomura in connection with our reorganization on February 7, 2006. Certain interest rate risk is managed through the use of short positions in U.S. government and corporate debt securities and other instruments.

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
Critical Accounting Policies and Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in our condensed consolidated financial statements and their notes. Actual results could differ significantly from those estimates. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the presentation of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.
Fair Value of Financial Instruments
     “Securities owned” and “Securities sold, but not yet purchased” in our condensed consolidated statements of financial condition consist of financial instruments carried at fair value or amounts that approximate fair value, with related unrealized gains or losses recognized in our results of operations. The use of fair value to measure these financial instruments, with related unrealized gains and losses recognized immediately in our results of operations, is fundamental to our condensed consolidated financial statements and is one of our most critical accounting policies. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.
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
Private Equity Investment Partnerships
     Investments in partnerships include our general partnership interests in investment partnerships. These interests are carried at fair value based on our percentage interest in the underlying partnerships. The net assets of the investment partnerships consist primarily of investments in marketable and non-marketable securities. The underlying investments held by such partnerships are valued based on quoted market prices, or estimated fair value if there is no public market. Such estimates of fair value of the partnerships’ non-

marketable investments are ultimately determined by us or our affiliates in our capacity as general partner and, in the case of an investment in an unaffiliated investment partnership, are based on financial statements prepared by an unaffiliated general partner. Due to the inherent uncertainty of valuation, fair values of these non-marketable investments may differ from the values that would have been used had a ready market existed for these investments, and the differences could be material. Adjustments to carrying value are made if there are third-party transactions evidencing a change in value. Downward adjustments are also made, in the absence of third-party transactions, if we determine that the expected realizable value of the investment is less than the carrying value. In reaching that determination, we consider many factors including, but not limited to, the operating cash flows and financial performance of the companies relative to budgets or projections, trends within sectors and/or regions, underlying business models, expected exit timing and strategy, and any specific rights or terms associated with the investment, such as conversion features and liquidation preferences. In cases where an estimate of fair value is determined based on financial statements prepared by an unaffiliated general partner, such financial statements are generally unaudited other than audited year-end financial statements. Upon receipt of audited financial statements from an investment partnership, we reconcile our subsequent financial statements to those audited partnership results.
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
Liability for Lease Losses
     Our accrued expenses and other liabilities include a liability for lease losses related to office space that we subleased or abandoned due to staff reductions. The liability for lease losses was $7.7 million at September 30, 2006 and will expire with the termination of the relevant facility leases through 2010. We estimate our liability for lease losses as the net present value of the differences between lease payments and receipts under sublease agreements, if any. This liability is affected by our estimate of future facility requirements and sublease assumptions, including assumptions regarding our intent to reoccupy subleased space following the expiration of subleases. If we subsequently determine that we will not utilize space or decide to sublease additional space, this liability could increase with a corresponding charge to expenses.
     During the nine months ended September 30, 2006 we recorded a $3.0 million charge related to our decision to sublease, at a lower rate than our current lease rate, certain premises in San Francisco and Menlo Park, California.
Legal and Other Contingent Liabilities
     We are involved in various pending and potential complaints, arbitrations, legal actions, investigations and proceedings related to our business. Some of these matters involve claims for substantial amounts, including claims for punitive and other special damages. The number of complaints, legal actions, investigations and regulatory proceedings against financial institutions like us has been increasing in recent years. We have, after consultation with counsel and consideration of facts currently known by management, recorded estimated losses in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, to the extent that a claim may result in a probable loss and the amount of the loss can be reasonably estimated. The determination of these reserve amounts requires significant judgment on the part of management and our ultimate liabilities may be materially different. In making these determinations, management considers many factors, including, but not limited to, the loss and damages sought by the plaintiff or claimant, the basis and validity of the claim, the likelihood of successful defense against the claim and the potential for, and magnitude of, damages or settlements from such pending and potential complaints, legal actions, arbitrations, investigations and proceedings, and fines and penalties or orders from regulatory agencies. See Note 12 – Commitments, Guarantees and Contingencies for a further description of legal proceedings.
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
Deferred Tax Valuation Allowance
     As a corporation, we are subject to federal and state income taxes. In determining our provision for income taxes, we recognize deferred tax assets and liabilities based on the difference between the carrying value of assets and liabilities for financial and tax reporting purposes. For our investments in partnerships, adjustments to their carrying value are made based on determinations of the fair value of underlying investments held by such partnerships. Both upward and downward adjustments to the carrying value of investment partnerships, which are recorded as unrealized gains and losses in the condensed consolidated statements of operations, represent timing differences until such time as these gains and losses are realized. As of September 30, 2006, we have net unrealized capital losses on these investment partnerships. To the extent we are not able to generate future realized capital gains, we would not be able to recognize our deferred tax asset as a tax benefit. Due to the uncertainty of our ability to generate future realized capital gains to offset capital losses, we recorded a valuation allowance for the deferred tax asset attributable to net unrealized losses in our investment partnerships. As of September 30, 2006, the deferred tax asset recorded to reflect these net unrealized losses is $7.5 million, and the related valuation allowance is $7.5 million.
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
     (b) Changes in internal controls. During the three months ended September 30, 2006 we made the following changes in our internal control over financial reporting:
     At the end of 2007, Section 404 of the Sarbanes-Oxley Act will require management to provide an assessment of the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm will be required to audit management’s assessment. We are in the process of preparing for this assessment and audit and as part of that process have and will be modifying our internal controls over financial reporting. In particular, during the third quarter of 2006 we:
•	Established an internal audit function and hired a Director of Internal Audit;

•	Enhanced the secondary review of and segregation of duties with respect to certain items;

•	Formalized certain of our entity level internal controls and established several additional entity level controls; and

•	Initiated a more centralized process for tracking adherence to internal controls, including by acquiring a software tracking solution.
     We have not completed this process or its assessment, and in the course of evaluation and testing our internal controls over financial reporting, management may identify deficiencies that would need to be addressed and remediated.
     There were no other changes in our internal control over financial reporting in the three months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     The following description includes developments with respect to our litigation matters that occurred in the three months ended September 30, 2006, and through the filing date, and should be read in conjunction with our discussion set forth under “Legal Proceedings” in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2005 and “Legal Proceedings” in Part II, Item 1 of our Quarterly Reports on Form 10-Q for the three month periods ended March 31, 2006 and June 30, 2006.
•	In re Intermix Media, Inc. — Lawsuit filed. We have been named a defendant in a purported class action lawsuit filed in August 2006 arising out of the sale of Intermix to News Corporation in September 2005. The complaint was filed in the United States District Court for the Central District of California and alleges various misrepresentations and/or omissions of material information that would have demonstrated that the sale was not fair from a financial point of view to the shareholders of Intermix. We acted as a financial advisor to Intermix in connection with the sale and rendered a fairness opinion with respect to the sale. We believe we have meritorious defenses to these actions and intend to vigorously defend such actions as they apply to us.

•	In re AirGate PCS, Inc. Securities Litigation — Amended complaint filed. We are a defendant in a purported class action litigation brought in connection with a secondary offering of AirGate PCS, Inc. in December 2001. The complaint, filed in the United States District Court for the Northern District of Georgia on May 17, 2002, alleges violations of federal securities laws against AirGate and certain of its directors and officers as well as AirGate’s underwriters, including us, based on alleged misstatements and omissions in the registration statement. The underwriters’ original motion to dismiss was granted, but the Court permitted plaintiffs to amend their complaint. Subsequently, plaintiffs filed an amended complaint and the underwriters again moved to dismiss. The Court granted in part and denied in part the second motion to dismiss, dismissing all claims and allegations against the Firm except a single claim under Section 11 of the Securities Act of 1933. We have answered the one surviving claim, and the case has proceeded to the discovery phase. We believe we have meritorious defenses to the action and intend to vigorously defend such action as it applies to us.

•	In re First Horizon Pharmaceutical Corporation Securities Litigation — Appeal of dismissal granted. We are a defendant in a purported class action litigation brought in connection with a secondary offering of First Horizon Pharmaceutical Corporation in April 2002. The consolidated amended complaint, filed in the United States District Court for the Northern District of Georgia on September 2, 2003, alleges violations of federal securities laws against First Horizon and certain of its directors and officers as well as First Horizon’s underwriters, including us, based on alleged false and misleading statements in the registration statement and other documents. The underwriters’ motion to dismiss was granted by the court in September 2004. The plaintiffs appealed the dismissal to the United States Court of Appeals for the 11th Circuit and, on September 26, 2006, the Circuit Court vacated the dismissal and remanded the case to the District Court and instructed the District Court to permit the plaintiffs to replead their claim. We believe we have meritorious defenses to these actions and intend to vigorously defend such actions as they apply to us.

•	In re Merix Securities Litigation — Dismissal appealed. We have been a defendant in a purported class action suit brought in connection with an offering involving Merix Corporation in which we served as co-lead manager for Merix. On September 15, 2005, the United States District Court for the District of Oregon entered an order dismissing all claims against the underwriter defendants, including the Firm, and the Merix defendants. A portion of the claim under Section 12(a)(2) of the Securities Exchange Act of 1934 was dismissed with prejudice, and the remainder of that claim and the Section 11 claim were dismissed with leave to re-file. Plaintiffs subsequently filed an amended complaint and on September 28, 2006 the Court dismissed the remaining claims with prejudice. Following the September 28th dismissal, plaintiffs have filed a notice of appeal to the United States Court of Appeals for the 9th Circuit. We have denied liability in connection with this matter. We believe we have meritorious defenses to these actions and intend to vigorously defend such actions as they apply to us.

•	In re Tellium, Inc. Securities Litigation — Remaining claim settled. We have been a defendant in a purported class action litigation brought in connection with Tellium, Inc.’s initial public offering in May 2001. On June 30, 2005, the court entered an order that dismissed all of the claims against us and our former employee, except for a claim limited to an alleged misstatement in the registration statement relating to the relationship between Tellium and one of its customers. With respect to the remaining claim, on September 7, 2006 the parties, including us, entered into a settlement to resolve the claim, which settlement did not require us to make any settlement payment.

•	Research Matters — Newline claim settled. During 2004, we entered into a settlement with the SEC, NYSE, NASD and various state securities regulators to resolve charges that a portion of our research was improperly influenced in order to obtain investment banking business in violation of federal or state securities law. During the year ended December 31, 2004, we settled the matter with the various regulators for a total of $10 million in fines and disgorgement and $2.5 million for the provision of independent research over a five-year period. These settlement amounts had previously been accrued by us during the year ended December 31, 2002. Additionally, in 2004, we escrowed $1.25 million to pay costs associated with an independent consultant to procure the independent research noted above. Such costs will be expensed by us as they are incurred. On February 14, 2006, Newline Corporate Name Ltd. (UK), a member of the syndicate that underwrote our investment banking errors and omissions insurance policy, filed a complaint seeking declaratory relief regarding insurance obligations in connection with this matter and seeking repayment of approximately $3.8 million of amounts previously disbursed to us in connection with this settlement. Following the filing of Newline’s complaint, the Firm and Newline settled the complaint.
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
     Changes in laws and regulations governing brokerage and research activities could also adversely affect our brokerage business. For example, in July 2006, the SEC published interpretive guidance regarding the scope of permitted brokerage and research services in connection with “soft dollar” practices (i.e., arrangements under which an investment adviser directs client brokerage transactions to a broker in exchange for research products or services in addition to brokerage services) and solicited further public comment regarding soft dollar practices involving third party providers of research. The July 2006 SEC interpretive guidance may affect our brokerage business and laws or regulations may prompt brokerage customers to revisit or alter the manner in which they pay for research or brokerage services.
     Fidelity Management & Research Company, one of our largest institutional brokerage clients in terms of commission revenue, has entered into arrangements with some brokerage firms under which Fidelity will separate payments for research products or services from trading commissions for brokerage services and will pay for research directly in cash, instead of compensating these firms through trading commissions as under soft dollar practices. In March 2006 we entered into such an agreement with Fidelity. Since entering into this agreement, our quarterly brokerage revenues from Fidelity have materially decreased compared to 2005.
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
     Through September 30, 2006 we have used a portion of the net proceeds of our common stock offerings to pay off notes payable to third parties and to pay off inter-company debt to our wholly-owned subsidiary, Thomas Weisel Partners LLC and for other general corporate purposes. However, the majority of these net proceeds have been invested in municipal debt securities, auction rate securities, tax exempt money market funds and other debt and equity securities pending allocation for specific general corporate purposes, including support and expansion of our underwriting, trading and asset management businesses and strategic acquisitions and investment. We may not be able to find appropriate opportunities to deploy these funds and any investments, whether for specific corporate purposes, such as investment in our underwriting, trading or asset management businesses, or for strategic acquisitions, may not generate favorable returns.

Our common stock has only been publicly traded since February 2, 2006 and we expect that the price of our common stock will fluctuate substantially.
     There has only been a public market for our common stock since February 2, 2006 and during such time our stock price has fluctuated between a low of $13.05 per share and a high of $23.66 per share. The closing price of our common stock on November 9, 2006 was $19.96 per share. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuations in our stock price may include, among others:
•	actual or anticipated variations in quarterly operating results;

•	changes in financial estimates by us or by any securities analysts who might cover our stock, or our failure to meet the estimates made by securities analysts;

•	announcements by us or our competitors or significant acquisitions, strategic partnerships or divestitures;

•	announcements by our competitors of their financial or operating results, to the extent those announcements are perceived by investors to be indicative of our future financial results or market conditions in our target sectors;

•	additions or departures of key personnel; and

•	sales of our common stock, including sales of our common stock by our directors and officers or by our other principal stockholders.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Our initial public offering of common stock closed on February 7, 2006 and on that date we issued 4,783,670 shares of our common stock in a registered public offering pursuant to a Registration Statement on Form S-1, which was declared effective by the SEC on February 1, 2006 (Commission file number 333-129108), and pursuant to an additional Registration Statement on Form S-1 (Commission file number 333-131470), which was filed on February 1, 2006 pursuant to SEC Rule 462(b) and which became effective automatically upon filing. On February 10, 2006, our underwriters exercised their option to acquire additional shares of our common stock and as a result we issued 130,770 additional shares of our common stock on February 14, 2006. The net offering proceeds to us from the offering of these 4,914,440 shares, after subtracting the unaffiliated underwriters’ discount and these other expenses, were approximately $66.2 million.
     The proceeds of our initial public offering have been used as follows: (i) during the nine months ended September 30, 2006 approximately $7.9 million was used to pay off notes payable, (ii) during the nine months ended September 30, 2006 approximately $18.3 million was used to pay off an intercompany payable to Thomas Weisel Partners LLC, (iii) during the three months ended September 30, 2006 $5.0 million was used to provided seed investment funds for new asset management products, and (iv) as of September 30, 2006 approximately $35.0 million remains invested in municipal debt securities, auction rate securities and tax exempt money market funds. It is our expectation that the full amount of the proceeds of the offering will be used by us for general corporate purposes, including strategic acquisitions and investments.
     In August of 2006 the Firm repurchased 12,533 shares of our common stock in a private transaction at the closing market price on the date of such transaction of $14.60 per share for a total cost of $0.2 million. This repurchase was funded through cash and cash equivalents. The shares were immediately retired upon repurchase.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     There were no matters submitted to a vote of security holders during the three months ended September 30, 2006.
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

THOMAS WEISEL PARTNERS GROUP, INC.
Date: November 9, 2006	By:	/s/ Thomas W. Weisel
		Name:	Thomas W. Weisel
		Title:	Chairman and Chief Executive Officer

Date: November 9, 2006	By:	/s/ Robert K. West
		Name:	Robert K. West
		Title:	Chief Financial Officer

S-1

EXHIBIT INDEX

		Incorporated by Reference
Exhibit			File	Date of	Exhibit	Filed
Number	Exhibit Description	Form	Number	First Filing	Number	Herewith
2.1	Plan of Reorganization and Merger Agreement, dated as of October 14, 2005, by and among Thomas Weisel Partners Group LLC, Thomas Weisel Partners Group, Inc. and TWPG Merger Sub LLC	S-1/A	333-129108	12/13/2005	2.1

2.2	Agreement and Plan of Merger between Thomas Weisel Partners Group, Inc. and Thomas Weisel Partners Group LLC	10-K	000-51730	3/29/2006	2.2

3.1	Certificate of Incorporation	S-1	333-129108	10/19/2005	3.1

3.2	By-Laws	S-1	333-129108	10/19/2005	3.2

4.1	Form of Common Stock Certificate	10-K	000-51730	3/29/2006	4.1

4.2	Registration Rights Agreement	10-K	000-51730	3/29/2006	4.2

4.3	Warrant	10-K	000-51730	3/29/2006	4.3

10.1	Partners’ Equity Agreement	10-K	000-51730	3/29/2006	10.1

10.2+	Form of Employment Agreement	S-1/A	333-129108	1/17/2006	10.2

10.3	Form of Pledge Agreement	S-1/A	333-129108	1/17/2006	10.3

10.4+	Equity Incentive Plan	S-1/A	333-129108	2/1/2006	10.4

10.5	Form of Indemnification Agreement	S-1/A	333-129108	1/17/2006	10.5

10.6	Form of Tax Indemnification Agreement	S-1/A	333-129108	1/17/2006	10.6

10.7	Letter Agreement, dated as of January 27, 2006, between Thomas Weisel Partners Group LLC and California Public Employees’ Retirement System	S-1/A	333-129108	2/1/2006	10.14

10.8+	Thomas Weisel Partners Group, Inc. Bonus Plan	S-1/A	333-129108	2/1/2006	10.16

10.9+	Form of Restricted Stock Unit Award Agreement	S-1/A	333-129108	2/1/2006	10.17

10.10+	Form of Restricted Stock Award Agreement	S-1/A	333-129108	2/1/2006	10.18

10.11+	CEO Employment Agreement	10-K	000-51730	3/29/2006	10.19

10.12	Fully Disclosed Clearing Agreement dated as of August 15, 2005 by and between National Financial Services LLC and Thomas Weisel Partners LLC	10-Q	000-51730	5/8/2006	10.12

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	—	—	—	—	X

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	—	—	—	—	X

32.1	Section 1350 Certification of Chief Executive Officer	—	—	—	—	X

32.2	Section 1350 Certification of Chief Financial Officer	—	—	—	—	X

+	Indicates a management contract or a compensatory arrangement.
E-1