Form 10-K
period 2006-12-31
Thomas Weisel Partners Group, Inc.
filed 2007-03-16
CIK 1340354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrants’ common stock on June 30, 2006 as reported on The NASDAQ Stock Market, Inc. was $400,984,812.

As of March 14, 2007 there were 25,736,135 shares of the registrant’s common stock outstanding.

Documents Incorporated By Reference

Portions of the definitive Proxy Statement for the registrants’ Annual Meeting of Shareholders to be held on May 23, 2007 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

-i-

Special Note Regarding Forward-Looking Statements

We have made statements in this Annual Report on Form 10-K in Item 1 — “Business”, Item 1A — “Risk Factors”, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Annual Report on Form 10-K that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “intend” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined under Item 1A — “Risk Factors” in this Annual Report on Form 10-K.

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

Forward-looking statements include, but are not limited to, the following:

•	the following in Item 1 — “Business” —

•	our statement that we believe that our focus on the growth sectors of the economy will allow us to capitalize on the business opportunities created by many of the primary drivers of innovation, growth and capital investment in the U.S. economy;

•	our statement that we believe our relationship with our employees to be good;

•	our statements that (i) in the future we expect to continue to sponsor and raise follow-on or new investment funds and (ii) we expect to continue to expand our asset management business and provide additional seed investment funds for new asset management products.

•	the following in Item 1A — “Risk Factors” —

•	our statement that in 2007 we again intend to target aggregate annual compensation and benefits expense (excluding expenses relating to equity awards made in connection with our initial public offering) within the range of 55% and 58% of annual net revenues (excluding investment gains and losses attributable to investments in partnerships and other securities); and

•	our statement that in 2007 we plan to further enhance our research capabilities and engage in other business initiatives through our office in Mumbai, India.

•	the following in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” —

•	our statement that we believe that producing research in India allows us to leverage the qualified and low-cost research professionals available in India and our statement that we currently plan to grow to 16 Discovery Research publishing analysts covering more than 200 companies by the end of 2007;

•	our statement that we believe that an expanded convertible debt trading platform will allow us to further support our integrated business model within our target sectors and provide for an additional sales channel for our brokerage services;

-ii-

•	our statement that we believe that by expanding our focus on middle markets we have accessed a brokerage sales channel for our sales and trading professionals that does not generally require significant commitments of our own capital to facilitate client trading activity;

•	our statement regarding our intent to increase our market share of the expanding volume of shares traded by institutional clients through alternative trading platforms; and

•	our statement that, subject to future changes, in 2007 we intend to target aggregate annual compensation and benefits expense (excluding expenses relating to equity awards made in connection with our initial public offering) within the range of 55% and 58% of annual net revenues (excluding investment gains and losses attributable to investments in partnerships and other securities).

-iii-

PART I

When we use the terms “Thomas Weisel Partners”, “we”, “us”, “our” and the “firm” we mean Thomas Weisel Partners Group, Inc., a Delaware corporation, and its consolidated subsidiaries, taken as a whole, as well as any predecessor entities, unless the context otherwise indicates.

Item 1.	Business

Overview

We are an investment bank specializing in the growth sectors of the economy. Our headquarters are in San Francisco and we have additional offices in New York City, Boston, Silicon Valley, Portland and Mumbai, India. We provide investment banking, brokerage, research and asset management services tailored to meet the particular needs of our clients. We were founded in 1998 by Thomas W. Weisel, who was Chairman and Chief Executive Officer of Montgomery Securities for more than 20 years. On February 7, 2006, Thomas Weisel Partners Group, Inc. succeeded to the business of Thomas Weisel Partners Group LLC and completed an initial public offering of its common stock.

We have organized our business to focus principally on the growth sectors of the economy, including the technology, healthcare and consumer sectors, which we refer to as our target sectors. We believe that this focus allows us to capitalize on the business opportunities created by many of the primary drivers of innovation, growth and capital investment in the U.S. economy. Our industry focus and knowledge, as well as our business relationships, particularly within the venture capital and private equity communities, enable us to identify growth companies early in their development.

We seek to enhance our client relationships by offering our clients a broad range of resources across our firm. Our focus on growth companies and growth investors, combined with our network of business relationships and execution capabilities, has made us a trusted advisor to our corporate clients and a valued resource to investors. Our investment banking professionals, backed by their industry knowledge and our distribution platform, seek to establish and maintain relationships with our corporate clients and to provide them with capital raising and strategic advisory services. Our brokerage professionals, utilizing their industry knowledge, network of relationships and trade execution capabilities, provide equity and convertible debt securities sales and trading services to institutional growth investors and private clients. Our research analysts provide growth investors with thought leadership on emerging industry trends and developments as well as insights into specific growth companies. Our industry expertise and our network of business relationships have also enabled us to develop our asset management and private equity investing services for institutional investors and high-net-worth individuals.

Principal Business Lines

Our business is organized into four service offerings: investment banking, brokerage, research and asset management.

Investment Banking

Our investment bankers provide two categories of services: (i) corporate finance and (ii) strategic advisory. Our corporate finance practice is comprised of industry coverage groups that are dedicated to establishing long-term relationships and executing a broad range of capital raising transactions. Our strategic advisory practice focuses on developing tailored solutions to meet client goals and objectives through industry expertise, transaction experience and corporate relationships with leading growth companies in our target sectors. In addition, through our commitment to providing senior-level attention, we focus on building and maintaining long-term strategic advisory relationships with growth companies.

We take a lifecycle approach to servicing growth companies in our target sectors. We combine our industry knowledge base within our target sectors with our corporate, venture capital and professional relationships to identify leading growth companies for our services. Our investment banking professionals focus on serving these companies. The execution capabilities of our investment banking professionals enable us to provide these companies with a full range of investment banking services, including equity and convertible debt securities offerings and strategic advisory services throughout their lifecycle as they engage in more complex capital markets and strategic transactions.

Corporate Finance.  Our corporate finance practice advises on and structures capital raising solutions for our corporate clients through public and private offerings of equity and convertible debt securities. We offer a wide range of financial services designed to meet the needs of growth companies, including initial public offerings, or IPOs, follow-on and secondary offerings, equity-linked offerings, private investments in public equity, or PIPEs, and private placements. Within corporate finance, our capital markets group executes underwritten securities offerings, assists clients with investor relations advice and introduces companies seeking to raise capital to investors that we believe will be supportive long-term investors. We assist the efforts of our corporate finance practice by providing aftermarket trading support for our corporate finance clients.

Strategic Advisory.  Our strategic advisory services include general strategic advice as well as transaction specific advice regarding mergers and acquisitions, divestitures, spin-offs, privatizations, special committee assignments and takeover defenses. We seek to become a trusted advisor to the leading growth companies in our target sectors and to achieve a balance between our sell-side and buy-side assignments. Our buy- and sell-side assignments are generated through our network of business relationships and our reputation for quality execution. Our strategic advisory services are also supported by our capital markets professionals, who provide assistance in acquisition financing and market intelligence in connection with mergers and acquisitions transactions.

Brokerage

We provide two principal categories of services within our brokerage operations: (i) institutional brokerage, which comprises institutional sales, sales trading and trading, and (ii) private client services.

Institutional Brokerage.  We provide equity and convertible debt securities sales and trading services to more than 500 institutional investors. We have historically targeted the largest traditional institutional investor accounts, which generate the majority of our trading business. More recently, we have also begun to target middle markets and smaller accounts.

Institutional Sales.  Our institutional sales professionals provide equity and convertible debt securities sales services to institutional investors and seek to develop strong relationships with the portfolio managers they serve by developing target sector expertise and working closely with our equity research department. Our institutional sales professionals focus growth companies identified by our equity research department and seek to develop a thorough understanding of those companies.

Sales Trading.  Our sales traders are experienced in the industry and are knowledgeable regarding both the markets for growth company securities and the institutional traders who buy and sell them. Through our sales trading professionals, we connect with many large and active buy-side trading desks in the United States and Europe.

Trading.  Our trading professionals provide support to our institutional clients in their pursuit of best execution, including facilitating block trades, providing electronic trading services, committing capital and otherwise providing liquidity. In addition, our convertible debt trading desk maintains securities inventory in connection with the execution of customer trades and to service the needs of clients, which include both investors and issuers of convertible debt securities.

Non-Deal Road Shows.  We work to leverage our industry knowledge and relationships by helping our institutional clients maintain and build corporate contacts through coordinating company and investor meetings that are unrelated to planned or pending investment banking transactions, commonly referred to as non-deal road shows. We believe these non-deal road shows underscore our high-service approach, promote our brokerage services and are valued by our institutional brokerage clients. Non-deal road shows present an environment for investors to further their understanding of companies in which they have an equity position or that may be attractive investment opportunities and for company executives to broaden relationships with their investors and develop relationships with potential investors.

Private Client Services.  Our private client services department offers brokerage and advisory services to high-net-worth individuals and cash management services to corporate clients. Our private client professionals emphasize capital preservation and growth through prudent planning and work closely with clients to personalize solutions that address their individual needs.

Research

Equity Research.  Our research analysts perform independent research to help our clients understand the dynamics that drive the sectors and companies they cover. We seek to differentiate ourselves through originality of perspective, depth of insight and ability to uncover industry trends. As of December 31, 2006, approximately 80% of the companies covered by our U.S. equity research professionals had market capitalizations of $10 billion or less.

Equity Research by Market Capitalization
(as of December 31, 2006)

The sectors and industry components we focus on within equity research are set forth in the table and chart below:

Technology	Healthcare	Consumer

Hardware	• Biopharmaceuticals	• Financial Products
• Communications Components	• Biotechnology	• Gaming & Lodging and
• Communications Equipment: Core &	• Healthcare Information	Interactive Market Services
Wireless	Technology and	• Lifestyles/Sports Retailers
• Communications Equipment: IP	Pharmaceutical Services	• Restaurants
Networking	• Life Science Technology	• Retailing: Hardlines
• Electronic Supply Chain	• Medical Devices	• Retailing: Softlines
• Enterprise Hardware	• Pharmaceuticals: Specialty
• Information & Financial Technology Services
• Semiconductor Capital Equipment
• Semiconductors: Broadline
• Semiconductors: Specialty

Software & Services
• Software: Applications & Communications
• Software: Infrastructure

Media & Telecom
• Internet Services and Publishing
• Media & Broadcasting
• Telecom Services

In addition, our equity research analysts publish research in other areas that we believe demonstrate potential for high growth, such as the industrial growth sector, which currently includes the following industry components: Applied Technologies, Defense & Security and Alternative Energy and Environmental Services.

Equity Research by Sector
(based on number of companies covered as of December 31, 2006)

Our research analysts analyze major trends, publish research on new areas of growth, provide fundamental, company-specific coverage and work with our institutional clients to identify and evaluate investment opportunities in publicly traded companies. They periodically publish comprehensive “white-paper” studies of an industry or a long-term investment theme, provide analysis and commentary on growth companies in our target sectors and publish detailed primary research on investment opportunities in those sectors.

We annually host several conferences targeting growth companies and investors, including our Technology Conference, Internet Conference, Healthcare Conference and Consumer Conference. We use these specialized events to showcase companies to institutional investors focused on investing in these growth sectors. We believe that our conferences differentiate us from smaller investment banks that may lack the relationships and resources to host broadly attended industry events.

Discovery Research.  In addition to our equity research described above, we have developed and are currently marketing Discovery Research, a subscription-based research product produced in our Mumbai office. Discovery Research focuses on the “uncovered stocks” in the growth sectors of the economy (generally companies that are covered by fewer than three Wall Street research analysts).

Asset Management

Our asset management division is divided into three principal units: (i) private equity, (ii) public equity and (iii) distribution management.

Private Equity.  We are currently the general partner of four groups of investment funds:

•	Thomas Weisel Global Growth Partners is a fund of funds for private equity investments with a capital commitment of $287.6 million and a fund for secondary private equity investments with a capital commitment of $130.9 million. These funds were formed in 2000 and 2002, respectively. As of December 31, 2006, the total amount that has been invested by these funds was $347.9 million.

•	Thomas Weisel Venture Partners is a venture capital fund that invests in information technology companies, particularly in the broadly defined software and communications industries. The fund was formed in 2000 with an original capital commitment of approximately $252.5 million, $187.5 million of which has been invested as of December 31, 2006.

•	Thomas Weisel Healthcare Venture Partners is a healthcare venture capital fund that invests in the emerging life sciences and medical technology sectors. The fund was formed in 2003 with an original capital commitment of approximately $121.8 million, $63.3 million of which has been invested as of December 31, 2006.

•	Thomas Weisel India Opportunity Fund is a fund of funds targeting venture capital and private equity funds primarily investing in growth businesses in India. The fund was formed in 2006 with an original capital commitment of approximately $57.6 million, $3.8 million of which was been invested as of December 31, 2006.

In the future we expect to continue to sponsor and raise follow-on or new investment funds.

For certain of the funds for which we are a general partner we also act as manager of the fund and receive private equity management fees generally based on committed capital or net assets of the partnerships. In certain investment partnerships we have elected to waive receipt of management fees in lieu of making direct cash capital contributions. These waived management fees are treated as deemed contributions by us to the partnerships, satisfy the capital commitments to which we would otherwise be subject as general partner and are recognized in revenue when the investment partnership generates gains and allocates the gains to the general partner in respect of previously waived management fees. Because waived management fees are contingent upon the recognition of gains by the investment partnership, the recognition in revenue is deferred until the contingency is satisfied in accordance with U.S. generally accepted accounting principles.

In 2006 we entered into an agreement with certain of our then current employees responsible for the management of Thomas Weisel Healthcare Venture Partners L.P., a venture fund investing in healthcare portfolio companies, under which these employees established a third-party investment management company to provide management services to the fund. Under the agreement, we will retain our general partner interest, carried interest and capital account in the fund. The third-party investment management company will receive substantially all of the management fee revenues previously recorded by us as general partner of the fund.

We previously managed Thomas Weisel Capital Partners, L.P. and related funds, or TWCP, which was formed in 1999 with original capital commitments of approximately $1.3 billion. From March 2004 to

November 2005, TWCP was managed by our affiliate Tailwind Capital Partners LLC, or Tailwind. In November 2005, we completed a transaction through which a new general partner, owned by the senior managers of TWCP, assumed primary responsibility for the management of the TWCP funds. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Revenues — Asset Management Revenue” of this Annual Report on Form 10-K.

Public Equity.  During 2006, as part of the expansion of our asset management business, we hired a new small/mid-cap growth equity investment team based in Portland, Oregon. Following the hiring of this team, we provided seed investment funds for the products they manage. The new equity investment team manages these products through a new asset management subsidiary and collectively owns a minority equity stake in that subsidiary and receives other amounts that together total approximately 50% of the profits generated. The head of this team has been named the Chief Investment Officer of our asset management business and in that capacity will oversee development of additional asset management products and receive additional compensation if specified revenue targets or other event milestones are achieved, which may be accelerated if there is a change in control with respect Thomas Weisel Partners Group, Inc. In addition, in 2006 we provided seed investment funds for a new asset management product to be invested in long and short positions in publicly traded equities and related options and other derivative instruments. In the future, we expect to continue to expand our asset management business and provide additional seed investment funds for new asset management products.

Distribution Management.  Distribution management actively manages securities distributions from private equity and venture capital funds. We seek to enhance the returns realized by distributions made from private equity and venture capital funds. The distribution management services we provide include dedicated portfolio management, execution, consolidated reporting and administrative support.

Employees

As of December 31, 2006, we had approximately 590 employees. Our professionals draw upon their experience and market expertise to provide differentiated advice and customized services for our clients. We believe our professionals are attracted to our firm by our specialized market focus, entrepreneurial culture and commitment to our clients. None of our employees are represented by collective bargaining agreements. We have not experienced any work stoppages and believe our relationship with our employees to be good.

Competition

As an investment bank, all aspects of our business are intensely competitive. Our competitors are other brokerage firms, investment banking firms, merchant banks and financial advisory firms. We compete with some of our competitors nationally or regionally and with others on a product or service basis. Many of our competitors have substantially greater capital and resources than we do and offer a broader range of financial products. We believe that the principal factors affecting competition in our business include client relationships, reputation, the abilities of our professionals, market focus and the relative quality and price of our services and products.

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

We experience intense price competition with respect to our brokerage business, including large block trades, spreads and trading commissions. The ability to execute trades electronically and through other alternative trading systems has increased the pricing pressure on trading commissions and spreads, as well as affected the volume of trades being executed through traditional full service platforms. We believe that this trend toward alternative trading systems will continue.

We also experience price competition with respect to our investment banking business. One trend, particularly in the equity underwriting business, toward multiple book runners and co-managers has increased the competitive pressure in the investment banking industry, and may lead to lower average transaction fees.

We have also experienced competition with respect to our asset management business both in the pursuit of investors for our investment funds and products and in the identification and completion of investments in attractive portfolio companies for our investment funds. We compete for individual and institutional clients on the basis of price, the range of products we offer, the quality of our services as well as on the basis of financial resources available to us and invested in our products. We may be competing with other investors and corporate buyers for the investments that we make.

We may experience competitive pressures in these and other areas in the future, including if some of our competitors seek to increase market share by reducing prices.

Competition is also intense for the recruitment and retention of qualified professionals. Our ability to continue to compete effectively in our businesses will depend upon our continued ability to attract new professionals and retain and motivate our existing professionals.

Regulation

Our business, as well as the financial services industry in general, is subject to extensive regulation in the United States and elsewhere. As a matter of public policy, regulatory bodies in the United States and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In the United States, the Securities and Exchange Commission (the “SEC”), is the federal agency responsible for the administration of the federal securities laws. Thomas Weisel Partners LLC, our wholly-owned subsidiary, is registered as a broker-dealer with the SEC and the National Association of Securities Dealers, Inc. (the “NASD”) and in all 50 states and the District of Columbia. Accordingly, Thomas Weisel Partners LLC is subject to regulation and oversight by the SEC and the NASD, a self-regulatory organization which is itself subject to oversight by the SEC and which adopts and enforces rules governing the conduct, and examines the activities, of its member firms, including Thomas Weisel Partners LLC. State securities regulators also have regulatory or oversight authority over Thomas Weisel Partners LLC. In addition, Thomas Weisel Partners LLC and several other wholly-owned subsidiaries of ours, including Thomas Weisel Capital Management LLC, Thomas Weisel Asset Management LLC and Thomas Weisel Global Growth Partners LLC, are registered as investment advisers with the SEC and subject to regulation and oversight by the SEC. Thomas Weisel Partners LLC is also a member of, and subject to regulation by, the New York Stock Exchange (the “NYSE”), and the American Stock Exchange. Thomas Weisel Partners LLC is also registered as an introducing broker with the Commodity Futures Trading Commission and is a member of the National Futures Association. Thomas Weisel Partners International Limited, our registered U.K. broker-dealer subsidiary, is subject to regulation by the Financial Services Authority in the United Kingdom. Thomas Weisel International Private Limited, our broker-dealer branch office in India, is subject to the oversight of Indian regulatory authorities. Our business may also be subject to regulation by non-U.S. governmental and regulatory bodies and self-regulatory authorities in other countries where we operate.

Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure, record-keeping, the financing of customers’ purchases and the conduct and qualifications of directors, officers and employees. In particular, as a registered broker-dealer and member of various self-regulatory organizations, Thomas Weisel Partners LLC is subject to the SEC’s uniform net capital rule, Rule 15c3-1. Rule 15c3-1 specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of its assets be kept in relatively liquid form. The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, that limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and that constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC’s uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. The SEC has adopted rule amendments that establish alternative net capital requirements for broker-dealers that are part of a consolidated supervised entity. As a condition to its use of the alternative method, a broker-dealer’s ultimate holding company and affiliates (referred to collectively as a consolidated supervised entity) must consent to group-wide supervision and examination by the SEC. If we elect to become subject to the SEC’s group-wide supervision, we will be required to report to the SEC computations of our capital adequacy.

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

The effort to combat money laundering and terrorist financing is a priority in governmental policy with respect to financial institutions. The USA PATRIOT Act of 2001 contains anti-money laundering and financial transparency laws and mandates the implementation of various new regulations applicable to broker-dealers and other financial services companies, including standards for verifying client identification at account opening, and obligations to monitor client transactions and report suspicious activities. Anti-money laundering laws outside the United States contain some similar provisions. The obligation of financial institutions, including us, to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions, has required the implementation and maintenance of internal practices, procedures and controls which have increased, and may continue to increase, our costs, and any failure with respect to our programs in this area could subject us to regulatory consequences, including substantial fines and potentially other liabilities.

In addition to U.S. federal regulations, certain of our businesses are subject to compliance with laws and regulations of U.S. state governments, non-U.S. governments, their respective agencies and/or various self-regulatory organizations or exchanges relating to the privacy of client information. Any failure to comply with these regulations could expose us to liability and/or reputational damage.

Additional legislation, changes in rules promulgated by the SEC and self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules, either in the United States or elsewhere, may directly affect the mode of our operations and profitability.

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

Where You Can Find More Information

We are required to file annual, quarterly and current reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended, with the SEC. You may read and copy any document we file with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549, U.S.A. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public from the SEC’s internet site at http://www.sec.gov.

We maintain a public internet site at http://www.tweisel.com and make available free of charge through this site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website are charters for our Board of Directors’ Audit Committee, Compensation Committee and Corporate Governance and Nominations Committee as well as our Corporate Governance Guidelines, our Code of Conduct and Ethics governing our directors, officers and employees and other related materials. The information on our website is not part of this Annual Report.

Our Investor Relations Department can be contacted at Thomas Weisel Partners Group, Inc., One Montgomery Street, San Francisco, California 94104, Attention: Investor Relations; telephone: 415-364-2500; e-mail: investorrelations@tweisel.com.

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

We have experienced, and expect to experience in the future, significant periodic variations in our revenues and results of operations. These variations may be attributed in part to the fact that our investment banking revenues are typically earned upon the successful completion of a transaction, the timing of which is uncertain and beyond our control. In most cases we receive little or no payment for investment banking engagements that do not result in the successful completion of a transaction. As a result, our business is highly dependent on market conditions as well as the decisions and actions of our clients and interested third parties. For example, a client’s acquisition transaction may be delayed or terminated because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or shareholder approvals, failure to secure necessary financing, adverse market conditions or unexpected financial or other problems in the client’s or counterparty’s business. If the parties fail to complete a transaction on which we are advising or an offering in which we are participating, we will earn little or no revenue from the transaction. This risk may be intensified by our focus on growth companies in the technology, healthcare and consumer sectors, as the market for securities of these companies has experienced significant variations in the number and size of equity offerings. Recently, more companies initiating the process of an initial public offering are simultaneously exploring merger and acquisition opportunities. If we are not engaged as a strategic advisor in any such dual-tracked process, our investment banking revenues would be adversely affected in the event that an initial public offering is not consummated. In addition, our investments are adjusted to fair value in accordance with U.S. generally accepted accounting principles at the end of each quarter and our allocable share of the gains or losses will affect our revenues, which could increase the volatility of our quarterly earnings.

As a result, we are unlikely to achieve steady and predictable earnings on a quarterly basis, which could in turn adversely affect our stock price.

Our ability to retain our professionals and recruit additional professionals is critical to the success of our business, and our failure to do so may materially adversely affect our reputation, business and results of operations.

Our ability to obtain and successfully execute our business depends upon the personal reputation, judgment, business generation capabilities and project execution skills of our senior professionals, particularly Thomas W. Weisel, our founder, Chairman and Chief Executive Officer, and the other members of our Executive Committee. Our senior professionals’ personal reputations and relationships with our clients are a critical element in obtaining and executing client engagements. We encounter intense competition for qualified employees from other companies in the investment banking industry as well as from businesses outside the investment banking industry, such as investment advisory firms, hedge funds, private equity funds and venture capital funds. From time to time, we have experienced losses of investment banking, brokerage, research and other professionals and losses of our key personnel may occur in the future. The departure or other loss of Mr. Weisel, any other member of our Executive Committee or any other senior professional who manages substantial client relationships and possesses substantial experience and expertise, could impair our ability to secure or successfully complete engagements, protect our market share or retain assets under management, each of which, in turn, could materially adversely affect our business and results of operations.

In connection with our initial public offering and our conversion to corporate form, many of our professionals received substantial amounts of common stock in exchange for their membership interests. Ownership of, and the ability to realize equity value from, our common stock, unlike that of membership interests in Thomas Weisel Partners Group LLC (the predecessor to Thomas Weisel Partners Group, Inc.), does not depend upon continued employment and our professionals are not restricted from leaving us by the potential loss of the value of their ownership interests. These shares of common stock are subject to certain restrictions on transfer and a portion are pledged to secure liquidated damages obligations to us as set forth in the Partners’ Equity Agreement, which has been filed as an exhibit to this Annual Report on Form 10-K. However, these agreements will survive for only a limited period and will permit any professional that is party thereto to leave us without losing any of their shares of common stock if they comply with these agreements and, in some cases, compliance with these agreements may also be waived. Consequently, the steps we have taken to encourage the continued service of these individuals after our initial public offering may not be effective.

If any of our professionals were to join an existing competitor or form a competing company, some of our clients could choose to use the services of that competitor instead of our services. The compensation arrangements, non-competition agreements and lock-up agreements we have entered into with certain of our professionals may not prove effective in preventing them from resigning to join our competitors and the non-competition agreements may not be upheld if we were to seek to enforce our rights under these agreements.

If we are unable to retain our professionals or recruit additional professionals, our reputation, business, results of operations and financial condition may be materially adversely affected.

Our adherence to an internal policy governing compensation and benefits expense may hinder our ability to retain our professionals and recruit additional professionals.

In connection with our initial public offering we announced that we intended to target aggregate annual compensation and benefits expense (excluding expenses relating to equity awards made in connection with our initial public offering) within the range of 55% to 58% of annual net revenues (excluding investment gains and losses attributable to investments in partnerships and other securities). In 2006 we complied with this policy, with compensation and benefits expense (excluding expenses relating to equity awards made in connection with our initial public offering) equaling approximately 55% of annual net revenues (excluding investment gains and losses attributable to investments in partnerships and other securities). However, in 2006 we granted equity awards as part of our compensation and hiring process, the full expense of which was not recognized in 2006 and which instead will be recognized (in accordance with GAAP) pro rata over a four-year vesting period. The future expense associated with these grants will impact our ability to continue to comply with our 55% to 58% policy in 2007 and subsequent years.

In 2007 we again intend to target aggregate annual compensation and benefits expense (excluding expenses relating to equity awards made in connection with our initial public offering) within the range of 55% to 58% of annual net revenues (excluding investment gains and losses attributable to investments in partnerships and other securities), although we retain the ability to change this rate in 2007 or thereafter. We may decide to alter or discontinue our policy of targeting annual compensation and benefits expense within a specific band of net revenues due to (i) the impact that equity awards granted in prior periods (which result in compensation expense in periods subsequent to the grant thereof), (ii) the fact that new business initiatives or efforts to expand existing businesses generally require us to incur compensation and benefits expense prior to realizing any additional revenues or (iii) other factors or competitive pressures. In 2007 we have granted and will continue to grant equity awards as part of our compensation and hiring process, the full expense of which will not be recognized in 2007 and which instead will be recognized (in accordance with GAAP) pro rata over a four-year vesting period. The future expenses associated with these grants will impact our ability to continue to comply with our 55% to 58% policy in 2007 and subsequent years.

In 2006 we granted equity awards that will be expensed pro rata over their three- or four-year vesting period. As of December 31, 2006, there were 1,897,485 restricted stock units outstanding with an aggregate grant date fair value of $28.7 million. Of these shares, 1,660,697 were made in connection with our initial public offering and have a three-year vesting period. On February 9, 2007, we made an additional grant of 1,234,491 restricted stock units as part of our regular compensation process with an aggregate grant date fair value of $23.0 million and a four-year vesting period. Overall, as of March 14, 2007, there were 3,107,895 restricted stock units outstanding, of which 570,679 were vested and 2,537,216 were unvested.

To the extent we continue to have annual compensation and benefits expense targets, we may not be able to retain our professionals or recruit additional professionals at compensation levels that are within our target range for compensation and benefits expense.

Pricing and other competitive pressures may impair the revenues and profitability of our brokerage business.

We derive a significant portion of our revenues from our brokerage business. Along with other brokerage firms, we have experienced intense price competition in this business in recent years. In particular, the ability to execute trades electronically and through other alternative trading systems has increased the pressure on trading commissions, volume and spreads. We expect this trend toward alternative trading systems to continue. We believe we may experience competitive pressures in these and other areas as some of our competitors seek to obtain market share by competing on the basis of price. In addition, we face pressure from our larger competitors, which may be better able to offer a broader range of complementary products and services to brokerage clients in order to win their trading business. As we are committed to maintaining our comprehensive research coverage in our target sectors to support our brokerage business, we may be required to make substantial investments in our research capabilities. If we are unable to compete effectively with our competitors in these areas, brokerage revenues may decline and our business, financial condition and results of operations may be adversely affected.

Changes in laws and regulations governing brokerage and research activities could also adversely affect our brokerage business.

In July 2006, the SEC published interpretive guidance regarding the scope of permitted brokerage and research services in connection with “soft dollar” practices (i.e., arrangements under which an investment adviser directs client brokerage transactions to a broker in exchange for research products or services in addition to brokerage services) and solicited further public comment regarding soft dollar practices involving third party providers of research. The July 2006 SEC interpretive guidance may affect our brokerage business and laws or regulations may prompt brokerage customers to revisit or alter the manner in which they pay for research or brokerage services. We and firms that compete with us have or may put in place commission sharing arrangements under which an institutional client will execute trades with a limited number of brokers and instruct those brokers to allocate a portion of the commissions generated directly to other broker-dealers or to independent research providers in exchange for research and other permissible products and services. As such arrangements are entered into by our clients with us and/or other brokerage firms, it may further increase the competitive pressures within the brokerage business and/or reduce the value our clients place on high quality research.

In 2005 the SEC promulgated Regulation NMS, which made dramatic changes to the National Market System, and one of the most significant of those changes, the “Order Protection Rule” recently became effective. Under the Order Protection Rule, commonly known as the “trade-through rule,” broker-dealers that trade at a price higher than the inside offer (or lower than the inside bid) of a market center’s best quotation will be required to “take out”, or execute against, that market’s quotation. We cannot fully predict the effect that the implementation of the Order Protection Rule may have on our brokerage business.

Fidelity Management & Research Company, one of our largest institutional brokerage clients in terms of commission revenue, has entered into arrangements with some brokerage firms under which Fidelity will separate payments for research products or services from trading commissions for brokerage services and will pay for research directly in cash, instead of compensating these firms through trading commissions as under soft dollar practices. In March 2006 we entered into such an agreement with Fidelity. Since entering into this agreement, our brokerage revenues from Fidelity have materially decreased in 2006 compared to 2005.

Difficult market conditions could adversely affect our business in many ways.

Difficult market and economic conditions and geopolitical uncertainties have in the past adversely affected and may in the future adversely affect our business and profitability in many ways. Weakness in equity markets and diminished trading volume of securities could adversely impact our brokerage business, from which we have historically generated more than half of our net revenues and from which we generated approximately 45% of our net revenues in 2006. Industry-wide declines in the size and number of underwritings and mergers and acquisitions also would likely have an adverse effect on our revenues. In addition, reductions in the trading prices for equity securities also tend to reduce the deal value of investment banking transactions, such as underwriting and mergers and acquisitions transactions, which in turn may reduce the fees we earn from these transactions. Also, difficult market conditions would likely decrease the value of assets under management in our asset management and private client business, which would decrease the amount of asset-based fees we receive, and may also affect our ability to attract additional or retain existing assets under management within these businesses. As we may be unable to reduce expenses correspondingly, our profits and profit margins may decline.

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

Adverse market or economic conditions or a slowdown of activity in the sectors in which the portfolio companies of our private equity funds operate could have an adverse effect on the earnings of those portfolio companies, and therefore, our earnings.

We face strong competition from larger firms.

The brokerage, investment banking and asset management industries are intensely competitive and we expect them to remain so. We compete on the basis of a number of factors, including client relationships, reputation, the abilities and past performance of our professionals, market focus and the relative quality and price of our services and products. We have experienced intense price competition with respect to our brokerage business, including large block trades, spreads and trading commissions. Pricing and other competitive pressures in investment banking, including the trends toward multiple book runners, co-managers and multiple financial advisors handling transactions, have continued and could adversely affect our revenues, even during periods where the volume and number of investment banking transactions are increasing. Competitive factors with respect to our asset management activities include the amount of firm capital we can invest in new products and our ability to increase assets under management, including our ability to attract capital for new investment funds. We believe we may experience competitive pressures in these and other areas in the future as some of our competitors seek to obtain market share by competing on the basis of price.

We are a relatively small investment bank with approximately 590 employees as of December 31, 2006 and net revenues of $276.3 million in 2006. Many of our competitors in the brokerage, investment banking and asset management industries have a broader range of products and services, greater financial and marketing resources, larger customer bases, greater name recognition, more senior professionals to serve their clients’ needs, greater global reach and more established relationships with clients than we have. These larger and better capitalized competitors may be better able to respond to changes in the brokerage, investment banking and asset management industries, to compete for skilled professionals, to finance acquisitions, to fund internal growth and to compete for market share generally.

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

We have incurred losses in the recent past and may incur losses in the future.

We have incurred losses in the recent past. We recorded net losses of $57.9 million for the year ended December 31, 2002 and $7.1 million for the year ended December 31, 2005. We also recorded net losses in certain quarters within other past fiscal years. We may incur losses in any of our future periods. If we are unable to finance future losses, those losses may have a significant effect on our liquidity as well as our ability to operate.

In addition, we may incur significant expenses in connection with initiating new business activities or in connection with any expansion of our underwriting, brokerage or asset management businesses. We may also engage in strategic acquisitions and investments for which we may incur significant expenses. Accordingly, we will need to increase our revenues at a rate greater than our expenses to achieve and maintain profitability. If our revenues do not increase sufficiently, or even if our revenues increase but we are unable to manage our expenses, we will not achieve and maintain profitability in future periods.

Our capital markets and strategic advisory engagements are singular in nature and do not generally provide for subsequent engagements.

Our strategy is to take a lifecycle approach in providing investment banking services to our clients, however, our investment banking clients generally retain us on a short-term, engagement-by-engagement basis in connection with specific capital markets or mergers and acquisitions transactions, rather than on a recurring basis under long-term contracts. As these transactions are typically singular in nature and our engagements with these clients may not recur, we must seek out new engagements when our current engagements are successfully completed or are terminated. As a result, high activity levels in any period are not necessarily indicative of continued high levels of activity in any subsequent period. If we are unable to generate a substantial number of new engagements and generate fees from those successful completion of transactions, our business and results of operations would likely be adversely affected.

A significant portion of our brokerage revenues are generated from a relatively small number of institutional clients.

A significant portion of our brokerage revenues are generated from a relatively small number of institutional clients. For example, in 2006 we generated 26% of our brokerage revenues, or approximately 12% of our net revenues, from our ten largest brokerage clients. Similarly, in 2005 we generated 32% of our brokerage revenues, or approximately 18% of our net revenues, from our ten largest brokerage clients. If any of our key clients departs or reduces its business with us and we fail to attract new clients that are capable of generating significant trading volumes, our business and results of operations will be adversely affected.

Poor investment performance, pricing pressure and other competitive factors may reduce our asset management revenues or result in losses.

As part of our strategy, we are investing in the expansion of our asset management business. Our revenues from this business are primarily derived from management fees which are based on committed capital and/or assets under management and incentive fees, which are earned if the return of our investment funds exceeds certain threshold returns. Our ability to maintain or increase assets under management is subject to a number of factors, including investors’ perception of our past performance, market or economic conditions, competition from other fund managers and our ability to negotiate terms with major investors.

Investment performance is one of the most important factors in retaining existing clients and competing for new asset management and private equity business and our historical performance may not be indicative of future results. Poor investment performance and other competitive factors could reduce our revenues and impair our growth in many ways:

•	existing clients may withdraw funds from our asset management business in favor of better performing products;

•	our incentive fees could decline or be eliminated entirely;

•	firms with which we have business relationships may terminate these relationships with us;

•	our capital investments in our investment funds or the seed capital we have committed to new asset management products may diminish in value or may be lost; and

•	our key employees in the business may depart, whether to join a competitor or otherwise.

Our investment funds include gains and losses that have not yet been realized through sales or other transactions. The ultimate realization of these gains and losses will depend on whether these funds achieve satisfactory investment performance. These unrealized gains and losses are recognized in our results of operations because these investments are accounted for in accordance with GAAP using the fair value method based on the percentage interest in the underlying partnerships. The underlying investments held by such partnerships are valued based on quoted market prices, or estimated fair value if there is no public market. Due to the inherent uncertainty of valuation, fair values of these non-marketable investments may differ from the values that would have been used had a ready market existed for these investments, which differences could be material, and these differences may result in increased volatility in our asset management revenues.

To the extent our future investment performance is perceived to be poor in either relative or absolute terms, our asset management revenues will likely be reduced and our ability to raise new funds will likely be impaired. Even when market conditions are generally favorable, our investment performance may be adversely affected by our investment style and the particular investments that we make.

In addition, over the past several years, the size and number of investment funds, including exchange-traded funds, hedge funds and private equity funds, has continued to increase. If this trend continues, it is possible that it will become increasingly difficult for us to raise capital for new investment funds or price competition may mean that we are unable to maintain our current fee structure. We have historically competed primarily on the performance of our investment funds and other asset management products and services, and not on the level of our fees relative to those of our competitors. However, there is a risk that fees in the asset management industry will decline, without regard to the historical performance of a manager, including our historical performance. Fee reductions on our existing or future investment funds and other asset management products and services, without corresponding decreases in our cost structure, would adversely affect our revenues and results of operations.

Increases in capital commitments in our trading, underwriting and other businesses increases the potential for significant losses.

The trend in capital markets is toward larger and more frequent commitments of capital by financial services firms in many of their activities. For example, in order to win business, investment banks are increasingly committing capital to purchase large blocks of stock from publicly-traded issuers or their significant shareholders, instead of the more traditional marketed underwriting process, in which marketing was typically completed before an investment bank committed capital to purchase securities for resale. We have participated in this trend and expect to continue to do so. As a result, we will be subject to increased risk as we commit greater amounts of capital to facilitate primarily client-driven business. Furthermore, we may suffer losses even when economic and market conditions are generally favorable for others in the industry.

We may enter into large transactions in which we commit our own capital as part of our trading business. The number and size of these large transactions may materially affect our results of operations in a given period. We may also incur significant losses from our trading activities due to market fluctuations and volatility from quarter to quarter. We maintain trading positions in the fixed income and equity markets to facilitate client trading activities and at times these positions can be large and concentrated in a single issuer. To the extent that we own assets, i.e., have long positions, a downturn in the value of those assets or in those markets could result in losses. Conversely, to the extent that we have sold assets we do not own, i.e., have short positions, an upturn in those markets could expose us to potentially unlimited losses as we attempt to cover our short positions by acquiring assets in a rising market.

We also commit capital to investment funds we sponsor and utilize our own funds as seed capital for new products and services in our asset management business. These investments may diminish in value or may be lost entirely if market conditions are not favorable.

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

Thomas Weisel Partners LLC, our broker-dealer subsidiary, is subject to the net capital requirements of the SEC and various self-regulatory organizations of which it is a member. These requirements typically specify the minimum level of net capital a broker-dealer must maintain and also mandate that a significant part of its assets be kept in relatively liquid form. Any failure to comply with these net capital requirements could impair our ability to conduct our core business as a brokerage firm. Furthermore, Thomas Weisel Partners LLC is subject to laws that authorize regulatory bodies to block or reduce the flow of funds from it to Thomas Weisel Partners Group, Inc. As a holding company, Thomas Weisel Partners Group, Inc. depends on distributions and other payments from its subsidiaries to fund all payments on its obligations, including debt obligations. As a result, regulatory actions could impede access to funds that Thomas Weisel Partners Group, Inc. needs to make payments on obligations, including debt obligations.

Our risk management policies and procedures may leave us exposed to unidentified or unanticipated risk.

Our risk management strategies and techniques may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk.

We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure, breach of contract or other reasons. We are also subject to the risk that our rights against third parties may not be enforceable in all circumstances. As a clearing member firm, we finance our customer positions and could be held responsible for the defaults or misconduct of our customers. Although we regularly review credit exposures to specific clients and counterparties and to specific industries and regions that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee. In addition, concerns about, or a default by, one institution could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect us. Also, risk management policies and procedures that we utilize with respect to investing our own funds or committing our capital with respect to investment banking, trading activities or asset management activities may not protect us or mitigate our risks from those activities. If any of the variety of instruments, processes and strategies we utilize to manage our exposure to various types of risk are not effective, we may incur losses.

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

In connection with the audits of our consolidated financial statements for the year ended December 31, 2004 and the nine months ended September 30, 2005, our independent registered public accounting firm identified material weaknesses in our internal controls, as defined in the standards established by the American Institute of Certified Public Accountants. The material weakness identified for the year ended December 31, 2004 related to an improper application of U.S. generally accepted accounting principles, or GAAP, to certain employment contracts that we entered into with our employees. The material weakness identified for the nine months ended September 30, 2005 related to our closing and reporting process for valuing certain investments in partnerships. The occurrence of these material weaknesses may indicate a heightened risk that a material misstatement in our annual or interim financial statements will not be prevented or detected or that a material weakness will occur or be identified in the future. In addition, additional significant deficiencies or material weaknesses in our internal control over financial reporting may be identified in the future.

As a recently public company, Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules of the SEC will require our management to conduct annual assessments of the effectiveness of our internal control over financial reporting and will require a report by our independent registered public accounting firm relating to our internal controls, beginning with the fiscal year ending December 31, 2007. During the course of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act of 2002 for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal control over financial reporting, as these standards are modified, supplemented or amended from time to time, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. If we fail to achieve and maintain an effective internal control environment, we could suffer material misstatements in our financial statements and fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. This could harm our operating results and lead to a decline in our stock price. Additionally, ineffective internal control over financial reporting could expose us to increased risk of fraud or misuse of corporate assets and subject us to potential delisting from The Nasdaq Stock Market, regulatory investigations and civil or criminal sanctions.

Our operations and infrastructure may malfunction or fail.

Our businesses are highly dependent on our ability to process, on a daily basis, a large number of increasingly complex transactions across diverse markets. Our financial, accounting or other data processing systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including a disruption of electrical or communications services or our inability to occupy one or more of our buildings. The inability of our systems to accommodate an increasing volume of transactions could also constrain our ability to expand our businesses. If any of these systems do not operate properly or are disabled or if there are other shortcomings or failures in our internal processes, people or systems, we could suffer an impairment to our liquidity, financial loss, a disruption of our businesses, liability to clients, regulatory intervention or reputational damage.

We also face the risk of operational failure of any of our clearing agents, the exchanges, clearing houses or other financial intermediaries we use to facilitate our securities transactions. Any such failure or termination could adversely affect our ability to effect transactions and to manage our exposure to risk. In addition, provisions of the SEC’s Regulation NMS, including the “Order Protection Rule” which recently became effective, require operational and systems changes to our and our clearing brokers’

systems in order to comply with the provisions. If the implementation of these changes results in operational failures or disruptions, it could adversely affect our ability to effect transactions and impact our results of operations.

In addition, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses and the communities in which we are located. This may include a disruption involving electrical, communications, transportation or other services used by us or third parties with which we conduct business, whether due to fire, other natural disaster, power or communications failure, act of terrorism or war or otherwise. Nearly all of our employees in our primary locations, including San Francisco, New York, Boston and Mumbai, work in close proximity to each other. If a disruption occurs in one location and our employees in that location are unable to communicate with or travel to other locations, our ability to service and interact with our clients may suffer and we may not be able to implement successfully contingency plans that depend on communication or travel. Insurance policies to mitigate these risks may not be available or may be more expensive than the perceived benefit. Further, any insurance that we may purchase to mitigate certain of these risks may not cover our loss.

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

We intend to grow our business through both internal expansion and through strategic investments, acquisitions or joint ventures. To the extent we make strategic investments or acquisitions or enter into joint ventures, we face numerous risks and uncertainties combining or integrating businesses, including integrating relationships with customers, business partners and internal data processing systems. In the case of joint ventures, we are subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to, systems, controls and personnel that are not under our control. In addition, conflicts or disagreements between us and our joint venture partners may negatively impact our businesses.

Future acquisitions or joint ventures by us could entail a number of risks, including problems with the effective integration of operations, the inability to maintain key pre-acquisition business relationships and integrate new relationships, the inability to retain key employees, increased operating costs, exposure to unanticipated liabilities, risks of misconduct by employees not subject to our control, difficulties in realizing projected efficiencies, synergies and cost savings, and exposure to new or unknown liabilities.

Any future growth of our business may require significant resources and/or result in significant unanticipated losses, costs or liabilities. In addition, expansions, acquisitions or joint ventures may require significant managerial attention, which may be diverted from our other operations.

Our international activities are subject to political, economic, legal, operational and other risks that are inherent in operating in a foreign country.

In 2007 we plan to further enhance our research capabilities and engage in other business initiatives through our office in Mumbai, India. In connection with our business activities in India, and to the extent that we pursue other business opportunities outside the United States, we will be subject to political, economic, legal, operational and other risks that are inherent in operating in a foreign country, including risks of possible nationalization, expropriation, price controls, capital controls, exchange controls and other restrictive governmental actions, as well as the outbreak of hostilities. In many countries, the laws and regulations applicable to the securities and financial services industries are uncertain and evolving, and it may be difficult for us to determine the exact requirements of local laws in every market. Our inability to remain in compliance with local laws in a particular foreign market could have a significant and negative effect not only on our businesses in that market but also on our reputation generally. We are also subject to the enhanced risk that transactions we structure might not be legally enforceable in the relevant jurisdictions.

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

In addition, financial services firms are subject to numerous conflicts of interests or perceived conflicts. The SEC and other federal and state regulators have increased their scrutiny of potential conflicts of interest. We have adopted various policies, controls and procedures to address or limit actual or perceived conflicts and regularly seek to review and update our policies, controls and procedures. However, appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with conflicts of interest. Our policies and procedures to address or limit actual or perceived conflicts may also result in increased costs, additional operational personnel and increased regulatory risk. Failure to adhere to these policies and procedures may result in regulatory sanctions or client litigation. For example, the research areas of investment banks have been and remain the subject of heightened regulatory scrutiny which has led to increased restrictions on the interaction between equity research analysts and investment banking personnel at securities firms. Several securities firms in the United States, including our wholly-owned broker-dealer subsidiary, reached a global settlement in 2003 and 2004 with certain federal and state securities regulators and self-regulatory organizations to resolve investigations into equity research analysts’ alleged conflicts of interest. Under this settlement, the firms have been subject to certain restrictions and undertakings, which have imposed additional costs and limitations on the conduct of our businesses. Potential civil lawsuits implicating investment research analysts’ conflicts of interest were not settled as part of the global settlement. The global settlements also did not resolve potential charges involving individual employees, including supervisors, and regulatory investigations are continuing. Our total potential liability in respect of such civil cases cannot be reasonably estimated but could be material to our results of operations.

Financial service companies have experienced a number of highly publicized regulatory inquiries concerning market timing, late trading and other activities that focus on the mutual fund industry. These inquiries have resulted in increased scrutiny within the industry and new rules and regulations for mutual funds, investment advisers and broker-dealers. Although we do not act as an investment adviser to mutual funds, the regulatory scrutiny and rulemaking initiatives may result in an increase in operational and compliance costs or the assessment of significant fines or penalties against our business, and may otherwise limit our ability to engage in certain activities.

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

For example, an indemnity from a client that subsequently is placed into bankruptcy is likely to be of little value to us in limiting our exposure to claims relating to that client. As a result, we may incur significant legal and other expenses in defending against litigation and may be required to pay substantial damages for settlements and adverse judgments. Substantial legal liability or significant regulatory action against us could have a material adverse effect on our results of operations or cause significant reputational harm to us, which could seriously harm our business and prospects.

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

Risks Related to Ownership of Our Common Stock

A significant percentage of our outstanding common stock is owned or controlled by our senior professionals and other employees and their interests may differ from those of other shareholders.

Our senior professionals and other employees collectively own approximately 37% of the total shares of common stock outstanding. Our Chief Executive Officer, Thomas W. Weisel, beneficially owns approximately 9% of our common stock and he and the seven other members of our Executive Committee collectively own approximately 17% of our common stock. In addition, adult children of Thomas W. Weisel who are not partners of the firm beneficially own 238,171 shares of our common stock (representing approximately 1% of our common stock). As a result of these shareholdings, our senior professionals and employees have a significant ability to affect the outcome of elections to our board of directors, control our management and policies, in general, determine the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and prevent or cause a change in control of us.

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

Future sales of our common stock could cause our stock price to decline and the trading volume of our common stock may be volatile.

Sales of substantial amounts of common stock by our senior professionals, employees and other shareholders, or the possibility of such sales, may adversely affect the price of our common stock and impede our ability to raise capital through the issuance of equity securities. In addition, trading volume in our common stock may be volatile, including due to sales of common stock by our employees in the future.

As of March 14, 2007, there are 25,736,135 shares of our common stock outstanding. Of these shares, up to approximately 14.9 million shares are freely transferable without restriction or further registration under the Securities Act of 1933. Subject to certain exceptions, the remaining approximately 10.8 million shares of common stock will be available for future sale upon the expiration or the waiver of transfer restrictions or in accordance with registration rights. In addition, since we became a public company we have granted (and will continue to grant in the future) equity awards to our employees that will begin to vest and become deliverable in 2007. Upon vesting and delivery of the shares of common stock underlying these awards many employees may decide to sell all or a portion of their shares in the public markets and these sales may happen at or around the same time due to similar vesting dates or due to the limited periods of time (trading windows) when we allow our employees to trade our common stock. These factors may affect both the price of our common stock and the volume of shares traded. For further information refer to the “Securities Authorized for Issuance under Equity Compensation Plans” within Item 5 — “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Annual Report on Form 10-K.

The market price of our common stock may decline.

The price of our common stock may fluctuate widely, depending upon many factors, including our perceived prospects and those of the financial services industry in general, differences between our actual financial and operating results and those expected by investors, changes in general economic or market conditions, broad market fluctuations and failure to be covered by securities analysts. Declines in the price of our stock may adversely affect our ability to recruit and retain key employees, including our senior professionals.

Your interest in our firm may be diluted due to issuance of additional shares of common stock.

Owners of our common stock my experience dilution of their equity investment as a result of our issuance of additional shares of common stock or securities that are convertible into, or exercisable for, shares of our common stock. We may issue additional shares of common stock in connection with any merger or acquisition we undertake, in future public or private offerings to raise additional capital or in satisfaction of currently outstanding restricted stock units, warrants and options. We also have and will continue to grant equity awards under our Equity Incentive Plan as part of our compensation and hiring processes, and when these awards are vested or become deliverable we will issue additional shares of common stock in satisfaction thereof.

In 2006 we granted equity awards that will be expensed pro rata over their three- or four-year vesting period. As of December 31, 2006, there were 1,897,485 restricted stock units outstanding. Of these shares, 1,660,697 were made in connection with our initial public offering and have a three-year vesting period. The remaining 236,788 restricted stock units outstanding as of December 31, 2006 have a four-year vesting period. On February 9, 2007, we made an additional grant of 1,234,491 restricted stock units as part of our regular compensation process with a four-year vesting period.

For further information refer to the “Securities Authorized for Issuance under Equity Compensation Plans” within Item 5 — “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Annual Report on Form 10-K.

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

We have broad discretion to use the net proceeds to us from our initial public offering of common stock in February 2006 and our follow-on offering of common stock in May 2006, and our shareholders will be relying on the judgment of our board of directors and our management regarding the application of these proceeds. Although we expect to use the net proceeds from these offerings for general corporate purposes, including support and expansion of our underwriting, trading and asset management businesses and strategic acquisitions and investments, we have not allocated all of these net proceeds for specific purposes.

Through December 31, 2006 we have used a portion of the net proceeds of our common stock offerings to repay notes to third parties and to increase the capital in our wholly-owned subsidiary, Thomas Weisel Partners LLC and for other general corporate purposes. However, the majority of these net proceeds have been invested in municipal debt securities, auction rate securities, tax exempt money market funds and other debt and equity securities pending usage as described above. We may not be able to find appropriate opportunities to deploy these funds and any investments, whether for specific corporate purposes, such as investment in our underwriting, trading or asset management businesses, or for strategic acquisitions, may not generate favorable returns.

Our common stock has only been publicly traded since February 2, 2006 and we expect that the price of our common stock will fluctuate substantially.

There has only been a public market for our common stock since February 2, 2006 and during such time our stock price has fluctuated between a low of $12.12 per share and a high of $24.35 per share. The closing price of our common stock on March 14, 2007 was $18.16 per share.

Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuations in our stock price may include, among others, actual or anticipated variations in quarterly operating results, changes in financial estimates by us or by any securities analysts who might cover our stock, or our failure to meet the estimates made by securities analysts, announcements by us or our competitors or significant acquisitions, strategic partnerships or divestitures, announcements by our competitors of their financial or operating results, to the extent those announcements are perceived by investors to be indicative of our future financial results or market conditions in our target sectors, additions or departures of key personnel, sales of our common stock, including sales of our common stock by our directors, officers and employees or by our other principal stockholders, and cyclical changes in the market in the growth sectors of the economy.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our locations are as follows, all of which are leased facilities:

				Facility
	Lease		Area	Character
	Expiration	Approximate	Subleased	and Principal
Location	Year(s)	Size	to Others	Business Use
		(In square feet)	(In square feet)

San Francisco, California	2015	67,800	—	Corporate Headquarters
San Francisco, California	2010 and 2012	71,900	28,000	Corporate Headquarters
New York, New York	2010 and 2016	73,300	20,400	Brokerage, Investment Banking and Research
Boston, Massachusetts	2010	19,100	3,800	Brokerage, Research, Investment Banking and Asset Management
East Palo Alto, California	2009	6,300	—	Asset Management and Investment Banking
Portland, Oregon	2009	5,300	—	Asset Management
Mumbai, India	2008	4,700	—	Research and Asset Management

In addition, we lease approximately 19,100 square feet of office space in Menlo Park, California, however all such office space has been sublet under separate agreements. These sublease agreements are for the full term of our original lease.

We anticipate expanding our space in Mumbai, India in the near term. No other additional office space expansion is planned in the near term.

Item 3.	Legal Proceedings

A discussion of Legal Proceedings is included in Note 16 — Commitments, Guarantees and Contingencies to the consolidated financial statements included in Item 15 of this Annual Report of Form 10-K.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of our year ended December 31, 2006.

Directors and Executive Officers of the Registrant

Set forth below is information concerning our board of directors and executive officers. Each director will hold office until our next annual meeting of shareholders scheduled for May 23, 2007, and until a successor has been duly elected and qualified. Executive officers are appointed by and serve at the discretion of our board of directors.

On February 5, 2007, we announced the upcoming departure of Robert K. West our Chief Financial Officer. Subsequently, we announced that David A. Baylor would become our Chief Financial Officer upon Mr. West’s departure. In addition, effective March 14, 2007 our Board of Directors named Mr. Baylor as our Chief Operating Officer, a title previously held by Blake J. Jorgensen, our Co-Director of Investment Banking.

Name	Age	Position

Thomas W. Weisel	66	Director, Chairman and Chief Executive Officer
Matthew R. Barger	49	Director
Michael W. Brown	61	Director
B. Kipling Hagopian	65	Director
Timothy A. Koogle	55	Director
Michael G. McCaffery	53	Director
Stephen J. Buell	55	Director of Research
Blake J. Jorgensen	47	Co-Director of Investment Banking
Robert W. Kitts	48	Co-Director of Investment Banking and Co-Director of East Coast Operations
Mark Manson	56	Co-Director of East Coast Operations
Paul C. Slivon	48	Director of Institutional Sales
Anthony V. Stais	41	Director of Trading
David A. Baylor	47	Chief Operating Officer (Chief Financial Officer designee)
Mark P. Fisher	37	General Counsel
Robert K. West	47	Chief Financial Officer (departing)

A brief biography of each director and executive officer follows:

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

Matthew R. Barger has been a director of Thomas Weisel Partners Group, Inc. since February 2007. Mr. Barger is currently a Senior Advisor to Hellman & Friedman LLC, a private equity firm. Mr. Barger joined Hellman & Friedman in 1984 and has held several positions during his tenure, including that of Managing General Partner. Prior to joining Hellman & Friedman, Mr. Barger was an associate in the Corporate Finance Department of Lehman Brothers Kuhn Loeb. Mr. Barger serves as an Advisory Board member of Artisan Partners and of Mondrian Investment Partners, both investment advisory firms. Mr. Barger holds a bachelor’s degree from Yale University and an M.B.A. from the Stanford Graduate School of Business.

Michael W. Brown has been a director of Thomas Weisel Partners Group, Inc. since February 2007. Mr. Brown was an officer of Microsoft Corporation from December 1989 through July 1997, serving as Vice President and Chief Financial Officer from August 1994 to July 1997, as Vice President — Finance from April 1993 to August 1994 and as Treasurer from January 1990 to April 1993. Prior to joining Microsoft, Mr. Brown spent 18 years with Deloitte & Touche LLP in various positions. Mr. Brown is also a Director of EMC Corporation, a provider of information management systems, software and services, and a director of Administaff, Inc., a professional employer organization providing services such as payroll and benefits administration. Mr. Brown is also a director of several private companies. Mr. Brown is a past Chairman of the Nasdaq Stock Market Board of Directors and a past governor of the National Association of Securities Dealers and is a member of the University of Washington Business School Advisory Board. Mr. Brown holds a bachelor of science in economics from the University of Washington in Seattle.

B. Kipling Hagopian has been a director of Thomas Weisel Partners Group, Inc. since January 2006 and has served as the Chairman of the Corporate Governance and Nominations Committee and as a member of the Audit Committee and Compensation Committee during that time. Mr. Hagopian was a founder of Brentwood Associates, a venture capital investment company, and was a general partner of all of the funds started by Brentwood Associates from inception in 1972 until 1989. He was a General Partner of Brentwood Associates until 1996. He has been a Special Limited Partner of each of the five Brentwood funds started since 1989, and is a Special Advisory Partner to Redpoint Ventures I which is a successor to Brentwood Associates’ information technology funds. Mr. Hagopian is also Chairman and President of Segue Productions, a feature film production company, and a Managing Director of Apple Oaks Partners LLC, a private investment company which manages his own capital and the capital of one other individual. Mr. Hagopian serves on the board of directors of Maxim Integrated Products, a semiconductor company. Mr. Hagopian holds a bachelor of arts degree and an M.B.A., both from the University of California, Los Angeles.

Timothy A. Koogle has been a director of Thomas Weisel Partners Group, Inc. since January 2006 and has served as the Chairman of the Compensation Committee and as a member of the Audit Committee and Corporate Governance and Nominations Committee during that time. In 1978, Mr. Koogle founded Phase 2, Inc., which was sold to Motorola, Inc. in 1981. Mr. Koogle served in a number of executive management positions with Motorola between 1981 and 1990. He was President of Intermec Corporation and Corporate Vice President of its parent company, Western Atlas/ Litton, a multinational technology company from 1990 to 1995. Mr. Koogle was the founding Chief Executive Officer of Yahoo! Inc. from July 1995 to May 2001 and Chairman of the Board of Directors of Yahoo! from 1999 to 2001. Mr. Koogle served as Vice Chairman and Director of Yahoo! from May 2001 to August 2003. He is currently a private venture investor engaged in the formation and growth of early stage technology companies. He is also founder and Chief Executive Officer of Serendipity Land Holdings, LLC, a private land development company and the Managing Director of The Koogle Foundation, a private philanthropic organization focused on the education of underprivileged youth. Mr. Koogle holds a bachelor of science degree from the University of Virginia and M.S. and D. Engr. degrees in mechanical engineering from Stanford University.

Michael G. McCaffery has been a director of Thomas Weisel Partners Group, Inc. since January 2006 and has served as the Chairman of the Audit Committee and as a member of the Compensation Committee and Corporate Governance and Nominations Committee during that time. Mr. McCaffery was the President and Chief Executive Officer of Stanford Management Company, a division of Stanford University that manages the university’s financial and real estate assets, from September 2000 to June 2006. Prior to joining Stanford Management Company, Mr. McCaffery spent twelve years at Robertson Stephens & Company Group, L.L.C., an investment banking firm, serving as President and Chief Executive Officer from January 1993 to December 1999 and subsequently as Chairman from January 2000 to December 2000. Mr. McCaffery is a director of KB Home and a trustee of RS Investments. Mr. McCaffery serves as the Chief Executive Officer and as a director of Makena Capital LLC, an investment management firm. Mr. McCaffery received a bachelor of arts degree from Princeton University and an M.B.A. from Stanford Business School. He also holds a B.A. Honours and an M.A. as a Rhodes Scholar from Merton College at Oxford University.

Stephen J. Buell joined Thomas Weisel Partners as our Director of Research in August of 2006. Mr. Buell began his Wall Street career as an analyst in 1983 after earning a Ph.D., in neuroscience and being awarded an NIH Post Doctoral fellowship at Johns Hopkins University and earning a Certificate of Business Administration at the Wharton School of the University of Pennsylvania. From 1983 to 1996, Mr. Buell worked as a Pharmaceutical and Biotech analyst at firms including Oppenheimer & Co., EF Hutton, Kidder Peabody and ING Barings Furman Selz. From 1996 to 2001, Mr. Buell held senior management positions at ING, including as Director of U.S. Research, Director of U.S. Equities and Global Director of Research. Mr. Buell also served as Global Director of Research at Prudential Equity Group prior to joining Thomas Weisel Partners.

Blake J. Jorgensen has served as our Co-Director of Investment Banking since January 2002 and previously served as our Chief Operating Officer from January 2002 to March 2007. From October 1998 until January 2002, Mr. Jorgensen was a Partner and Director of Private Placements at Thomas Weisel Partners. Prior to joining Thomas Weisel Partners, Mr. Jorgensen served as Managing Director and

Principal in the Corporate Finance Department at Montgomery Securities from December 1996 until September 1998. Previously, Mr. Jorgensen was a management consultant at MAC Group/ Gemini Consulting and Marakon Associates. Mr. Jorgensen received a bachelor of arts degree from Stanford University and an M.B.A. from Harvard Business School.

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

Mark Manson has served as our Co-Director of East Coast Operations since April 2001 and previously served as our Director of Research. Prior to joining Thomas Weisel Partners, Mr. Manson worked within Equity Research at Donaldson, Lufkin & Jenrette Securities Corporation from 1982 to 2000, for 15 years as a Research Analyst and for three years in Research Management, ultimately in the position of Global Head of Equity Research. Mr. Manson also served as Deputy Global Head of Equity Research at Credit Suisse First Boston, an investment banking and financial service firm, from November 2000 until April 2001. Mr. Manson received a bachelor of arts degree from the University of Toronto, an M.F.A. degree from the University of Alberta and an M.B.A. from Yale University.

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

Anthony V. Stais has served as our Director of Trading since September 2006, and previously served as Co-Director of Trading since June 2005. Mr. Stais joined Thomas Weisel Partners in January 2001 and served as our Director of Sales-Trading from January 2001 to June 2005. Prior to joining Thomas Weisel Partners, between August 1987 and January 2001 Mr. Stais worked at Goldman Sachs, Merrill Lynch and Salomon Brothers in both institutional sales trading and wealth management. Mr. Stais received a bachelor of arts degree from Bowdoin College.

David A. Baylor has served as our Chief Operating Officer since March 2007 and has been designated to serve as our Chief Financial Officer effective upon the departure of our current Chief Financial Officer in April 2007. Mr. Baylor has previously served as our Chief Administrative Officer from January 2004 to March 2007 and as our General Counsel from October 1998 until March 2004. Previously, Mr. Baylor was a certified public accountant with Deloitte & Touche LLP, a corporate and securities attorney with Howard, Rice, Nemerovski, Canady, Falk & Rabkin, and a managing director with Montgomery Securities. Mr. Baylor received a bachelor of science degree from Arizona State University and a J.D. from the University of California, Berkeley.

Mark P. Fisher has served as our General Counsel since May 2005. Prior to joining Thomas Weisel Partners, Mr. Fisher practiced corporate and securities law at Sullivan & Cromwell LLP from January 1998 until May 2005. Mr. Fisher received a bachelor of arts degree from Stanford University, a J.D. from Harvard Law School and a Ph.D. in economics from University of Chicago.

Robert K. West has served as our Chief Financial Officer since March 2001. Prior to joining Thomas Weisel Partners, Mr. West served as Managing Director and Global Controller at Barclays Global Investors, an investment firm, from November 1997 until March 2001. Previously Mr. West worked at Salomon Brothers, an investment banking and financial services firm, beginning in February 1989, including serving as Vice President and Global Equity Business Line Controller of the firm from June 1996 to October 1997. Mr. West received a bachelor of science degree from Miami University and is a certified public accountant. On February 5, 2007, we announced that Mr. West will depart as Chief Financial Officer effective in April 2007.

There are no family relationships among any of our directors and executive officers. There are no contractual obligations regarding election of our directors, except that we have agreed with Mr. Weisel in his employment agreement to take all reasonable action to cause him to be appointed or elected to our board of directors during his employment with us.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our initial public offering of common stock closed on February 7, 2006 and on that date we issued 4,783,670 shares of our common stock in a registered public offering pursuant to a Registration Statement on Form S-1, which was declared effective by the SEC on February 1, 2006 (Commission file number 333-129108), and pursuant to an additional Registration Statement on Form S-1 (Commission file number 333-131470), which was filed on February 1, 2006 pursuant to SEC Rule 462(b) and which became effective automatically upon filing. On February 10, 2006, our underwriters exercised their option to acquire additional shares of our common stock and as a result we issued 130,770 additional shares of our common stock on February 14, 2006. The net offering proceeds to us from the offering of these 4,914,440 shares, after subtracting the unaffiliated underwriters’ discount and other expenses, were approximately $66.2 million.

The proceeds of our initial public offering have been used as follows during the year ended December 31, 2006: (i) approximately $7.9 million was used to repay notes, (ii) approximately $18.3 million was used to increase the capital in our broker-dealer subsidiary, Thomas Weisel Partners LLC, (iii) $10.0 million was used to provided seed investment funds for new asset management products, and (iv) as of December 31, 2006 approximately $30.0 million remains invested in municipal debt securities, auction rate securities and tax exempt money market funds. It is our expectation that the full amount of the proceeds of the offering will be used by us for general corporate purposes, including support and expansion of our underwriting, trading and asset management businesses and strategic acquisitions and investments.

Issuer Purchases of Equity Securities

In August 2006 we repurchased 12,533 shares of our common stock in a private transaction at the closing market price on the date of such transaction of $14.60 per share for a total cost of approximately $183,000. In addition, in December 2006 we repurchased 2,512 shares of our common stock in a private transaction at the purchase price of $19.85 per share for a total cost of approximately $50,000. These repurchases were funded through cash and cash equivalents. All shares were immediately retired upon repurchase.

Market Information and Dividend Policy

Our common stock has been quoted on The Nasdaq Stock Market, Inc. (“Nasdaq”) under the symbol “TWPG” since our initial public offering in February 2006. Prior to that time, there was no public market for our common stock. The following table sets forth the high and low sales prices per share of our common stock as reported on the Nasdaq for the periods indicated:

	Sale Price
	High	Low

Year Ended December 31, 2006
First Quarter (from February 3, 2006)	$24.00	$18.71
Second Quarter	24.35	16.11
Third Quarter	19.64	12.12
Fourth Quarter	23.22	15.01

As of December 31, 2006, there were approximately 130 holders of record of our common stock. This number does not include stockholders for whom shares were held in “nominee” or “street” name. No dividends have been declared or paid on our common stock. We do not currently anticipate that we will pay any cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2006 under which equity securities of the registrant are authorized for issuance:

Number of
		Securities to be		Weighted-
		Issued Upon		Average		Number of
		Exercise of		Exercise Price of		Securities
		Outstanding		Outstanding		Remaining
		Options,		Options,		Available for
		Warrants and		Warrants and		Future
Plan Category	Plan Name	Rights		Rights		Issuance

Equity compensation plans approved by security holders	Thomas Weisel Partners Group, Inc. Equity Incentive Plan (1)	1,950,773	(2)	$22.70	(3)	3,049,227
Equity compensation plans not approved by security holders	None	—		—		—

Total		1,950,773	(2)	$22.70	(3)	3,049,227

(1)	Approved by Thomas Weisel Partners Group LLC as sole shareholder of Thomas Weisel Partners Group, Inc. prior to our initial public offering.

(2)	These shares of common stock may be issued pursuant to 1,917,942 outstanding restricted stock units and 32,831 outstanding options. This table does not reflect awards of 1,234,491 restricted stock units granted on February 9, 2007.

(3)	Under the Thomas Weisel Partners Group, Inc. Equity Incentive Plan, no exercise price is applicable to restricted stock units. The weighted-average exercise price stated relates solely to the options issued under the Thomas Weisel Partners Group, Inc. Equity Incentive Plan. As of December 31, 2006 there were 32,831 outstanding options with a weighted-average exercise price of $22.70.

Performance Graph

The following graph and table compare:

•	the performance of an investment in our common stock over the period of February 3, 2006 through March 2, 2007, beginning with an investment at the closing market price on February 3, 2006, the end of the first day our common stock traded on the Nasdaq Stock Market following our initial public offering and thereafter based on the closing price of our common stock on the Nasdaq Stock Market; with

•	an investment in the Russell 2000 Growth Index and an investment in the Standard and Poor’s Mid Cap Investment Banking & Brokerage Index Sub-Industry Index (the “S&P Brokerage Sub-Industry Index”), in each case, beginning with an investment at the closing price on February 2, 2006 and thereafter based on the closing price of the index.

The graph and table assume $100 was invested on the starting date at the price indicated above and that dividends, if any, were reinvested on the date of payment without payment of any commissions. The performance shown in the graph and table represents past performance and should not be considered an indication of future performance.

	2/3/06	3/3/06	4/3/06	5/3/06	6/2/06	7/3/06	8/3/06	9/1/06	10/3/06	11/3/06	12/1/06	1/3/07	2/2/07	3/2/07

Thomas Weisel Partners Group, Inc.	$100.00	$115.63	$107.29	$104.58	$114.38	$100.26	$79.48	$75.21	$80.89	$89.84	$110.99	$110.94	$102.45	$95.68
Russell 2000 Growth Index	$100.00	$101.59	$104.16	$104.84	$99.56	$98.39	$92.80	$95.11	$94.35	$99.77	$103.50	$103.60	$107.01	$102.62
S&P Brokerage Sub-Industry Index	$100.00	$100.94	$105.45	$111.40	$110.91	$113.39	$108.11	$103.13	$108.95	$111.56	$113.99	$118.06	$124.04	$114.31

The information provided above under the heading “Performance Graph” shall not be considered “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Item 6.	Selected Financial Data

Set forth below is selected consolidated financial and other data of Thomas Weisel Partners Group, Inc. as of and for the years ended December 31, 2006, 2005, 2004, 2003 and 2002 (in thousands, except Selected Data and Ratios). The Selected Data and Ratios have been obtained or derived from our records. The data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” our consolidated financial statements and the notes to our consolidated financial statements.

	As of or For the Years Ended December 31,
	2006	2005	2004	2003	2002

Statement of Operations Data
REVENUES:
Brokerage	$123,809	$138,497	$154,746	$139,391	$172,008
Investment banking	124,136	75,300	84,977	82,414	53,670
Asset management	25,752	36,693	44,009	41,598	17,792
Interest income	13,525	5,510	3,148	2,116	5,849

Total revenues	287,222	256,000	286,880	265,519	249,319
Interest expense	(10,905)	(5,114)	(3,470)	(3,615)	(5,634)

Net revenues	276,317	250,886	283,410	261,904	243,685

Expenses excluding interest:
Compensation and benefits	152,195	154,163	146,078	127,184	131,486
Other expenses	97,997	101,594	112,606	122,921	168,740

Total expenses excluding interest	250,192	255,757	258,684	250,105	300,226

Income (loss) before taxes	26,125	(4,871)	24,726	11,799	(56,541)
Provision for taxes (tax benefit)	(8,796)	2,187	2,044	1,342	1,386

Net income (loss)	$34,921	$(7,058)	$22,682	$10,457	$(57,927)

Less: Preferred dividends and accretion	(1,608)	(15,654)	(15,761)	(15,380)	(14,520)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS AND TO CLASS A, B AND C SHAREHOLDERS	$33,313	$(22,712)	$6,921	$(4,923)	$(72,447)

Statement of Financial Condition Data
Total assets	$483,189	$312,823	$309,174	$312,606	$325,399
Total liabilities	216,135	199,428	178,206	182,721	197,444
Total redeemable convertible preference stock	—	223,792	221,635	216,624	214,070
Shareholders’ and members’ equity (deficit)	267,054	(110,397)	(90,667)	(86,739)	(86,115)
Selected Data and Ratios
Investment Banking:
Number of transactions	87	63	88	62	42
Revenue per transaction (in millions)	$1.43	$1.15	$0.93	$1.23	$1.24
Brokerage:
Average daily brokerage revenue (in millions)	$0.49	$0.55	$0.61	$0.55	$0.68
Equity Research:
Publishing analysts	30	39	32	33	36
Companies covered	547	565	469	474	462
Number of companies covered per publishing analyst	18	14	15	14	13
Discovery Research:
Publishing analysts	7	—	—	—	—
Companies covered	81	—	—	—	—
Number of companies covered per publishing analyst	12	—	—	—	—
Other:
Average number of employees	565	548	540	525	649

For the Year Ended
December 31, 2006

PRO FORMA, AS ADJUSTED (UNAUDITED)(a)
Pro forma net revenues(b)	$276,179
Pro forma income before tax(b)	25,987
Pro forma provision for taxes (tax benefit)(c)	(7,363)
Pro forma net income(b)(c)	33,350
Pro forma preferred dividends and accretion	—
Pro forma net income attributable to common shareholders(b)(c)	33,350
Pro forma earnings per share:
Pro forma basic earnings per share	$1.39
Pro forma diluted earnings per share	$1.34
Pro forma weighted average shares used in the computation of per share data:
Pro forma basic weighted average shares outstanding	23,980
Pro forma diluted weighted average shares outstanding	24,945

(a)	The pro forma, as adjusted amounts depict results we estimate we would have had during the year ended December 31, 2006 if the reorganization transactions had taken place on January 1, 2006, as these amounts change tax expense to amounts that we estimate we would have paid if we were a corporation beginning January 1, 2006. Additionally, these amounts decrease net revenues by the amount of interest expense on notes payable issued to preferred shareholders upon consummation of the reorganization transactions. The amounts for the year ended December 31, 2006 reflect pro forma results of operations as if these transactions had occurred on January 1, 2006. See Note 20 — Pro Forma, As Adjusted (Unaudited) to the consolidated financial statements.

(b)	Reflects decrease in net revenues and net income before tax of $0.1 million for the estimated interest expense for the notes issued to Class D and D-1 preferred shareholders.

(c)	On a pro forma basis, the tax benefit for 2006 was decreased by the estimated additional tax expense of $1.5 million as if we were a corporation beginning January 1, 2006. The additional tax expense is attributable to our applicable tax rate, a combination of federal, state and local income tax rates, of 42% applied to our pro forma net income for the period beginning January 1, 2006 through February 6, 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations. Actual results and the timing of events may differ significantly from those projected in forward-looking statements due to a number of factors, including those set forth in Item 1A — “Risk Factors” of this Annual Report on Form 10-K.

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

Our business is managed as a single operating segment and we generate revenues by providing financial services that include investment banking, brokerage, research and asset management. We take a comprehensive approach in providing these services to growth companies in our target sectors. We are exposed to volatility and trends in the general securities market and the economy and we are specifically exposed to volatility and trends in our target sectors. Since our firm was founded in 1998, the U.S. economy in general, and our target sectors in particular, have experienced periods of expansion and contraction, as well as periods of uncertainty and cautious optimism. Notwithstanding this exposure to volatility and trends in our target sectors, in order to provide value to our clients, we have made a long-term commitment to maintaining a substantial, full-service integrated business platform.

During 2006, we executed on the following initiatives:

•	Initial Public and Follow-On Offerings. In February 2006, we completed our initial public offering in which we sold 4,914,440 shares of common stock and raised $66.2 million in net proceeds. In May 2006 we completed a follow-on public offering in which we sold 3,581,902 shares of common stock and raised $76.0 million in net proceeds. The proceeds of the initial public offering and the follow-on public offering have and will be used by us for general corporate purposes, strategic acquisitions and investment in new and existing products and services.

•	Established Office in Mumbai, India. In March 2006 we opened our Mumbai, India office, where we have research analysts covering U.S. small-cap companies within our target sectors. In 2006 our research analysts based in Mumbai launched Discovery Research, our new subscription-based research product targeting U.S. investors by covering growth companies with a mean market capitalization of $500 million and financial metrics meeting additional selection criteria. We believe that providing research in India allows us to leverage the qualified and low-cost research professionals available in India. At the end of 2006 we had 7 publishing research analysts covering 81 U.S. companies. We currently plan to grow to 16 Discovery Research publishing analysts covering more than 200 companies by the end of 2007.

•	Expand Brokerage Product Offerings: Convertible Debt Trading, Middle Market Client Sales and Trading and Electronic Trading.

Convertible Debt Trading.  Throughout 2006 we expanded our convertible debt trading services by: (i) using proceeds raised in our initial public offering and follow-on offering to contribute capital to Thomas Weisel Partners LLC, our broker-dealer subsidiary, allowing us to expand our convertible debt trading activities; (ii) hiring a senior professional to lead the expansion; and (iii) hiring analysts in India that are focused on the development of convertible debt trading strategies. We believe that an expanded convertible debt trading platform will allow us to further support our integrated business model within our target sectors and provide for an additional sales channel for our brokerage services.

Middle Market Client Sales and Trading.  In March 2006 we expanded our institutional client focus on middle markets — a sub-set of our institutional clients. We now cover approximately 250 middle market accounts with dedicated sales and trading professionals. By expanding our focus on middle markets we believe that we have accessed a brokerage sales channel for our sales and trading professionals that does not generally require significant commitment of our own capital to facilitate client trading activity.

Electronic Trading.  In September 2006 we hired senior professionals to expand our electronic trading platform with the intention of increasing our market share of the expanding volume of shares traded by institutional clients through alternative trading platforms.

•	Expand Asset Management Product Offerings: Small and Mid-Cap Investment Product and India Fund of Funds.

Small and Mid-Cap Investment Product.  In October 2006 we hired a new small/mid-cap growth equity asset management team based in Portland, Oregon. The small/mid-cap investment products developed by this team are managed through a new asset management subsidiary initially capitalized by us and with respect to which the team collectively owns a minority equity stake. In addition, Kenneth Korngiebel, who heads this team, has been named the Chief Investment Officer of our asset management business and in that capacity will oversee development of additional asset management products.

India Fund of Funds.  In 2006, we sponsored a growth-oriented private equity fund of funds, Thomas Weisel India Opportunity Fund, L.P. The fund’s objective is to provide investors with access to venture capital and private equity funds in India.

We plan to continue to support and expand our sponsored private equity funds in 2007. We believe that by sponsoring our own private equity funds we may establish additional relationships with venture capital investors and venture-stage growth companies and leverage our industry and private equity expertise to generate revenue in the form of management fees and capital gains.

Private Equity Funds.   In 2006 we recognized an increase in capital gains (including both realized and unrealized) associated with our private equity funds, recording capital gains of $12.3 million compared to $4.3 million in 2005. This increase was partially a result of our recognition of carried interest capital gains in certain sponsored private equity funds. An important component of our asset management revenues are realized and unrealized capital gains and losses associated with our private equity funds. These gains and losses may be attributable to our capital account balances in these funds, to waived management fees or to the incentive fees (commonly referred to as “carried interest”) we may earn as a result of the performance of these funds. In particular, with respect to funds that are now, or in the future become, subject to our carried interest, realized and unrealized gains and losses resulting from the performance of these funds will have a greater effect on our results of operations than at times when they were not subject to our carried interest. As a result, gains and losses from these funds may result in increased volatility in our asset management revenues.

Consolidated Results of Operations

The following table provides a summary of the results of our operations (in thousands, except percentages):

	For the Year Ended December 31,			2005-2006	2004-2005
	2006	2005	2004	% Change	% Change

Revenues:
Brokerage	$123,809	$138,497	$154,746	(10.6)%	(10.5)%
Investment banking	124,136	75,300	84,977	64.9	(11.4)
Asset management	25,752	36,693	44,009	(29.8)	(16.6)
Interest income	13,525	5,510	3,148	145.5	75.0

Total revenues	287,222	256,000	286,880	12.2	(10.8)
Interest expense	(10,905)	(5,114)	(3,470)	113.2	47.4

Net revenues	276,317	250,886	283,410	10.1	(11.5)

Expenses excluding interest:
Compensation and benefits	152,195	154,163	146,078	(1.3)	5.5
Brokerage execution, clearance and account administration	22,621	26,873	31,105	(15.8)	(13.6)
Communications and data processing	16,650	17,457	18,818	(4.6)	(7.2)
Depreciation and amortization	8,549	9,146	10,055	(6.5)	(9.0)
Marketing and promotion	11,545	11,898	13,776	(3.0)	(13.6)
Occupancy and equipment	17,926	15,884	18,551	12.9	(14.4)
Other expense	20,706	20,336	20,301	1.8	0.2

Total expenses excluding interest	250,192	255,757	258,684	(2.2)	(1.1)

Income (loss) before taxes	26,125	(4,871)	24,726	n/a	n/a
Provision for taxes (tax benefit)	(8,796)	2,187	2,044	n/a	7.0

Net income (loss)	$34,921	$(7,058)	$22,682	n/a	n/a

Non-GAAP Financial Measures

The financial results described above include, in accordance with GAAP, the effect in 2006 of the following, each of which arose in connection with our initial public offering, which closed on February 7, 2006:

•	We converted from a limited liability company to a corporation and established beginning balances in our deferred tax assets and liabilities in accordance with Statement of Financial Accounting Standards No. 109, Accounting For Income Taxes. As a result, during the three months ended March 31, 2006, we recognized a one-time net deferred tax benefit of $13.8 million in connection with the establishment of a deferred tax asset balance of $22.4 million, partially offset by a valuation allowance.

•	We made an initial grant to a broad group of our employees and advisors and each of our independent directors of restricted stock units with respect to which shares of common stock will be deliverable. With respect to these grants, beginning with the three months ended March 31, 2006, in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, we began recording non-cash compensation expense ratably over the requisite service period of three years. For the period from February 7, 2006, the date the vesting period began for these restricted stock units, through December 31, 2006, we recorded $7.0 million of non-cash compensation expense in respect of these restricted stock units, which, after giving effect to our applicable federal and state tax rate of 42%, results in an after-tax non-cash expense of $4.1 million.

•	Also as a result of our conversion from a limited liability company to a corporation, we became subject to federal and state income taxes as of February 7, 2006.

In addition to reporting our net income and earnings per share for 2006, we also report in the table below our net income and earnings per share for 2006 on a non-GAAP operating basis by:

•	excluding the effect of recognizing during the three months ended March 31, 2006 the $13.8 million one-time net deferred tax benefit (but not excluding subsequent adjustments to the related valuation allowance);

•	excluding the after-tax non-cash expense associated with our initial grant of restricted stock units of $4.1 million in 2006; and

•	including additional income tax expense of $1.5 million during the three months ended March 31, 2006, because we estimate that we would have incurred additional income tax expense for the period from January 1, 2006 to February 7, 2006 equal to our net income for that period of $3.6 million multiplied by our applicable federal and state tax rate for the three months ended March 31, 2006 of 42%.

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

Our management has utilized a non-GAAP calculation of net income and earnings per share that are adjusted, as described above, to exclude the effect of recording the net deferred tax benefit during the three months ended March 31, 2006, include additional income tax expense and exclude the expense associated with our initial grant of restricted stock units, to aid in understanding and analyzing our financial results in 2006. Our management believes that these non-GAAP measures will allow for a better evaluation of the operating performance of our business and facilitate meaningful comparison of our results in the current period to those in prior periods and future periods that did not and likely will not include the adjusted items. Our reference to these measures should not, however, be considered as a substitute for results that are presented in a manner consistent with GAAP. These non-GAAP measures are provided to enhance investors’ overall understanding of our current financial performance and our prospects for the future. Specifically, our management believes that the non-GAAP measures provide useful information to both management and investors by excluding certain items that may not be indicative of our core operating results and business outlook.

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

Year Ended
December 31, 2006
(In millions)

Net income	$34.9
Exclusion of the effect of recording net deferred tax benefit	(13.8)
Inclusion of additional income tax expense	(1.5)
Exclusion of the after-tax non-cash expense associated with initial grant of restricted stock units	4.1

Non-GAAP net income excluding the effect of recording net deferred tax benefit, including additional income tax expense and excluding after-tax non-cash expense associated with initial grant of restricted stock units	$23.7

We calculate earnings per share in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share. Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Common shares outstanding for 2006 are comprised of the weighted average of (i) the 17,347,270 shares issued in conjunction with our reorganization from a limited liability company to a corporation, as if such issuance had occurred on January 1, 2006, (ii) the 4,914,440 shares issued in our initial public offering on February 7, 2006, (iii) the 3,581,902 shares issued in our follow-on offering on May 23, 2006 and (iv) the following acquisitions of shares: 12,533 shares on August 25, 2006, 74,400 shares on October 17, 2006 (which shares were forfeited to us at no cost) and 2,512 shares on December 6, 2006.

Diluted earnings per share include the determinants of basic earnings per share plus all dilutive potential common shares that were outstanding during the period. We use the treasury stock method to reflect the potential dilutive effect of the unvested restricted stock units, warrants and unexercised stock options. The following table sets forth our basic and diluted weighted average shares outstanding and basic and diluted earnings per share for 2006.

Year Ended
December 31, 2006

Weighted average shares used in computation of earnings per share:
Basic (in thousands)	23,980
Diluted (in thousands)	24,945
Earnings per share:
Basic	$1.39
Diluted	$1.34

For the same reasons, and subject to the same limitations, described above with respect to our use of a non-GAAP measure of net income, we report in the table below each of our basic and diluted weighted average shares used in the computation of earnings per share and our basic and diluted earnings per share for 2006 on a non-GAAP operating basis by:

•	using $23.7 million as the numerator of the non-GAAP earnings per share calculation, which amount is derived by beginning with net income available to common stockholders of $33.3 million for 2006 and adjusting to (i) exclude the effect of the $13.8 million one-time net deferred tax benefit recognized in the three months ended March 31, 2006 (but not excluding subsequent adjustments to the related valuation allowance), (ii) include the additional income tax expense of $1.5 million with respect to the period from January 1, 2006 through February 7, 2006, (iii) exclude the after-tax non-cash expense associated with our initial grant of restricted stock units of $4.1 million for 2006 and (iv) exclude the $1.6 million of preferred dividends and accretion with respect to the period from January 1, 2006 through February 7, 2006; and

•	increasing the weighted average shares used as the denominator of the non-GAAP earnings per share calculation by 498,893, which is the amount by which weighted average shares would have increased had the 4,914,440 shares we issued in our initial public offering been outstanding for the entire year ended December 31, 2006.

Our management believes that increasing the non-GAAP number of weighted average shares used as the denominator in calculating a non-GAAP measure of earnings per share for the year ended December 31, 2006 by an amount by which weighted average shares would have increased had our initial public offering occurred at the beginning of 2006 is appropriate in order to be consistent with calculating a non-GAAP measure of net income which excludes the effect of one-time events which arose in connection with our initial public offering.

Year Ended
December 31, 2006

Non-GAAP adjusted weighted average shares used in computation of non-GAAP earnings per share:
Basic (in thousands)	24,479
Diluted (in thousands)	25,444
Non-GAAP earnings per share excluding the effect of recording net deferred tax benefit, including additional income tax expense, excluding after-tax non-cash expense associated with initial grant of restricted stock units and excluding preferred dividends and accretion from January 1, 2006 through February 7, 2006:

Basic	$0.97
Diluted	$0.93

We measure our net income as a percentage of net revenues, a financial measure commonly referred to as net income margin which we utilize in analyzing our profitability. For 2006 our net revenues were $276.3 million and our net income was $34.9 million, resulting in net income margin of 12.6%. For the same reasons, and subject to the same limitations, described above with respect to our use of a non-GAAP measure of net income, we can also measure our net income margin for 2006 on a non-GAAP basis by dividing our non-GAAP net income of $23.7 million by our net revenues of $276.3 million, resulting in a non-GAAP net income margin of 8.6%.

Results of Operations

Our results of operations depend on a number of market factors, including market conditions and valuations for companies in the technology, healthcare and consumer sectors, as well as general securities market conditions. Trends in the securities markets are also affected by general economic trends, including fluctuations in interest rates, flows of funds into and out of the markets and other conditions. In addition to these market factors, our revenues from period to period are substantially affected by the timing of transactions in which we are involved. Fees for many of the services we provide are earned only upon the completion of a transaction. Accordingly, our results of operations in any individual year or quarter may be affected significantly by whether and when significant transactions are completed.

Revenues

The following table sets forth our revenues for the years ended December 31, 2006, 2005 and 2004, both in dollar amounts and as a percentage of net revenues for these periods (in thousands, except percentages):

	For the Year Ended December 31,			2005-2006	2004-2005
	2006	2005	2004	% Change	% Change

Revenues:
Brokerage	$123,809	$138,497	$154,746	(10.6)%	(10.5)%
Investment banking	124,136	75,300	84,977	64.9	(11.4)
Asset management	25,752	36,693	44,009	(29.8)	(16.6)
Interest income	13,525	5,510	3,148	145.5	75.0

Total revenues	287,222	256,000	286,880	12.2	(10.8)
Interest Expense	(10,905)	(5,114)	(3,470)	113.2	47.4

Net revenues	$276,317	$250,886	$283,410	10.1%	(11.5)%

Percentage of net revenues:
Brokerage	44.8%	55.2%	54.6%
Investment banking	44.9	30.0	30.0
Asset management	9.3	14.6	15.5
Interest income	4.9	2.2	1.1

Total revenues	103.9	102.0	101.2
Interest expense	(3.9)	(2.0)	(1.2)

Net revenues	100.0%	100.0%	100.0%

Brokerage Revenues

Our brokerage revenues include (i) commissions paid by customers from brokerage transactions in equity securities, (ii) spreads paid by customers on convertible debt securities, (iii) trading gains and losses which result from market making activities and from our commitment of capital to facilitate customer transactions, (iv) advisory fees paid to us by high-net-worth individuals and institutional clients of our private client services group, which are generally based on the value of the assets we manage, and (v) fees paid to us for equity research.

The concentration in brokerage revenues among our ten largest brokerage clients was 26% in 2006, while during both 2005 and 2004 it was 32%.

2006 versus 2005.  Brokerage revenue decreased $14.7 million in 2006 from 2005. The decrease was primarily attributable to lower revenue from our institutional business due to a reduction in our average daily volume of shares traded for our customers as well as a decline in our average commissions per share. This overall decrease in brokerage revenue was partially offset by an increase in research fees and our private client services business.

The combined average daily volume on the New York Stock Exchange and Nasdaq was approximately 3.6 billion shares in 2006, an increase of 9.5% from 2005. Our combined average daily customer trading volume decreased 11.9% in 2006 from 2005 primarily due to declines in the volume of shares we traded for our institutional brokerage customers. The decline in our trading volume for institutional customers in 2006 may be due to the increased use of alternative trading systems by our customers, a decrease in the willingness of our brokerage customers to pay full service commissions in order to access our equity research or other factors.

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

2005 versus 2004.  Brokerage revenue decreased $16.2 million in 2005 from 2004. The decrease was primarily attributable to lower revenues from institutional business due to a reduction in our average daily volume of shares traded for our customers and a decrease in our average commissions per share in 2005 compared to 2004. Revenues relating to trading in convertible debt securities decreased from 2004, primarily due to trading losses attributable to difficult market conditions in the convertible debt market in the first quarter of 2005. The combined average daily volume on the New York Stock Exchange and Nasdaq was approximately 3.3 billion shares in 2005, an increase of 3.6% from 2004. Our combined average daily customer trading volume decreased 7.9% in 2005 from 2004 due to declines in the volume of shares we traded for our institutional brokerage customers.

Investment Banking Revenue

Our investment banking revenues include (i) management fees, underwriting fees, selling concessions and agency placement fees earned through our participation in public offerings and private placements of equity and convertible debt securities and (ii) fees earned as strategic advisor in mergers and acquisitions and similar transactions. Investment banking revenues are typically recognized at the completion of each transaction. Although we take a lifecycle approach, investment banking engagements usually relate to only one potential transaction and do not provide us with long-term contracted sources of revenue. As a result, our investment banking revenues have and likely will continue to vary significantly between periods. Underwriting revenues are presented net of related expenses. Unreimbursed expenses associated with private placement and advisory transactions are recorded as non-compensation expenses.

Our investment banking revenues may be effected by the overall level of capital raising activity in the marketplace and, in particular, in our target sectors, although there is not always a correlation between our activity and that of the market as a whole. For the year ended December 31, 2006, the technology, healthcare and consumer sectors generated significant capital markets activity. Based on data from Dealogic, we estimate that aggregate annual gross proceeds raised in U.S. equity capital markets transactions, including IPOs, secondary offerings and convertible debt securities offerings were as follows for the years ended December 31, 2006 and 2005:

	For the Years Ended December 31,
Capital Raising Activity (U.S. Equity Capital Markets)	2006	2005

Gross proceeds raised by companies in our target sectors (in billions)	$90.1	$68.0
Gross proceeds raised in U.S. equity capital markets (in billions)	$203.6	$176.9
Target sectors as a percentage of total gross proceeds	44.3%	38.4%
Fees generated from equity capital markets in our target sectors (in billions)	$3.0	$2.5

Based upon the market information presented above, the gross proceeds raised and the total capital markets fees generated in the market as a whole within our target sectors increased by 32.5% and 18.5%, respectively, from 2005 to 2006. This compares to our capital raising revenues which increased 114.2% from 2005 to 2006.

Our investment banking revenues may also be effected by the overall level of mergers and acquisitions activity in the marketplace and, in particular, in our target sectors, although there is not always a correlation between our activity and that of the market as a whole. In the year ended December 31, 2006, the technology, healthcare and consumer sectors that we target generated significant mergers and acquisitions activity, as highlighted by information we estimate based on data from Securities Data Corp., for the years ended December 31, 2006 and 2005:

	For the Years Ended December 31,
Mergers and Acquisitions Activity (All U.S. Companies)	2006	2005

Announced acquisitions and mergers of U.S. companies in our target sectors	1,238	1,113
Announced acquisitions and mergers of U.S. companies in all market sectors	2,416	2,095
Target sectors as a percentage of total transactions	51.2%	53.1%
Value of announced acquisitions and mergers of U.S. companies in our target sectors (in billions)	$670	$566
Value of announced acquisitions and mergers of all U.S. companies (in billions)	$1,453	$1,076
Target sectors as a percentage of total value	46.1%	52.6%

Based upon the market information presented above for the announced acquisitions and mergers in our target sectors, the number of transactions and the market value of such transactions in the market as a whole increased by 11.2% and 18.3%, respectively, from 2005 to 2006. This compares to our acquisition and merger revenue, as well as the number of transactions, which both remained relatively consistent from 2005 to 2006.

2006 versus 2005.  Investment banking revenue increased $48.8 million in 2006 from 2005. This increase was the result of closing 87 investment banking transactions during 2006, compared to 63 during 2005, an increase of 38.1%, as well as a result of our average revenue per transaction increasing to $1.4 million during 2006 from $1.2 million during 2005, an increase of 19.4%. The increase in the average revenue per transaction was primarily attributable to an increase in the average size of the capital raising transactions we participated in, as well as participating as a book- and lead-manager in an increased percentage of the transactions in which we were engaged. We joint book-managed our own initial public offering and follow-on offering during 2006, however, we did not include those transactions in our transaction count, did not recognize revenue relating to those transactions and did not include those transactions in calculating our revenue per transaction measures.

Capital raising revenue accounted for 75.0% of our investment banking revenue in 2006 compared to 57.7% in 2005. Our capital raising revenue increased $49.6 million to $93.0 million in 2006 compared to $43.4 million in 2005. This increase was primarily the result of closing 72 capital raising transactions during 2006, compared to 48 during 2005, an increase of 50.0%. In addition, our average revenue per capital raising transaction increased to $1.3 million during 2006 compared to $0.9 million during 2005, an increase of 42.8%. The increase in the average revenue per capital raising transaction was primarily attributable to an increase in the average size of the capital raising transactions we participated in, as well as participating as a book- and lead-manager in an increased percentage of the transactions in which we were engaged. Within our target sectors, the number of capital raising transactions increased 53.9% in 2006 as compared to 2005.

Strategic advisory revenue accounted for 25.0% of our total investment banking revenue in 2006 compared to 42.3% in 2005. Strategic advisory revenue decreased $0.8 million to $31.1 million in 2006 compared to $31.9 million in 2005. This decrease was primarily the result of a decrease in the average size of strategic advisory transactions. Within our target sectors, the number of strategic advisory transactions increased 11.2% in 2006 as compared to 2005. Strategic advisory revenues for 2005 included approximately $13.2 million of revenues generated from multiple advisory services we performed for a single client.

2005 versus 2004.  Investment banking revenue decreased $9.7 million in 2005 from 2004. This decrease was the result of closing 63 investment banking transactions during 2005, compared to 88 during 2004, a decrease of 28.4%, partially offset by an increase in our average revenue per transaction to $1.2 million in 2005 compared to $0.9 million in 2004. The increase in the average revenue per transaction was primarily attributable to an increase in the average size of follow-on equity offerings and strategic advisory transactions we participated in.

Capital raising revenue accounted for 57.7% of our investment banking revenue in 2005 compared to 66.9% in 2004. Our capital raising revenue decreased $13.5 million to $43.4 million in 2005 compared to $56.9 million in 2004. This decrease was primarily the result of closing 48 capital raising transactions during 2005, compared to 55 during 2004, a decrease of 12.7%.

Strategic advisory revenue accounted for 42.3% of our total investment banking revenue in 2005 compared to 33.1% in 2004. Strategic advisory revenue increased $3.8 million to $31.9 million in 2005 compared to $28.1 million in 2004. Strategic advisory revenues for 2005 included approximately $13.2 million of revenues generated from multiple advisory services we performed for a single client.

Asset Management Revenue

Our asset management revenues include (i) private equity management revenue consisting of fees that we earn from investment partnerships we manage, allocation of the appreciation and depreciation in the fair value of our investments in the underlying partnerships and incentive fee allocations from the partnerships we manage when investment returns exceed certain thresholds, (ii) distribution management revenue that we earn from the management of equity distributions received by our client from investments and (iii) other asset management-related realized and unrealized gains and losses on investments not associated with investment partnerships, primarily equity securities.

2006 versus 2005.  Asset management revenue decreased by $10.9 million in 2006 from 2005. The decrease is primarily due to the fact that in 2006 we no longer received management fees from Thomas Weisel Capital Partners L.P. (“TWCP”), which were $15.6 million in 2005. TWCP is a late-stage private equity fund, whose management was transferred to a third party in the fourth quarter of 2005. Although we no longer receive management fees from TWCP we have retained our capital account in TWCP and will receive gain and loss allocations in respect of our capital account balance.

Management fees decreased $16.8 million, or 57.5%, to $12.4 million in 2006 from $29.2 million in 2005. As discussed above, the decline is largely attributable to the transfer of management of TWCP from which we received $15.6 million in management fees in 2005.

Investment gains in partnerships increased $8.0 million to $12.3 million in 2006 from $4.3 million in 2005, primarily due to an increase in investment gains received from TWCP and TWHVP of $5.4 million and $2.6 million, respectively, while investment gains in other securities decreased $2.2 million to $1.0 million in 2006 from $3.2 million in 2005.

2005 versus 2004.  Asset management revenues decreased by $7.3 million in 2005 from 2004. The decrease is primarily due to our decision to wind-up one private equity fund and one equity investment management product, as well as the end of the investment period for TWCP.

Management fees decreased $5.2 million, or 15.0%, to $29.2 million in 2005 from $34.4 million in 2004 as a result of our decision to wind-up one private equity fund and one equity investment management product, as well as the end of the investment period for TWCP.

Investment gains in partnerships decreased $4.5 million to $4.3 million in 2005 from $8.8 million in 2004 primarily due to a decrease in investment gains received from TWGGP of $5.4 million. Investment gains in other securities increased $2.9 million to $3.2 million in 2005 from $0.3 million in 2004, primarily due to a $1.6 million gain on the sale of our New York Stock Exchange seat during 2005.

Operating Expenses Excluding Interest

The following table sets forth information relating to our operating expenses excluding interest and average number of employees for the years ended December 31, 2006, 2005 and 2004 (dollar amounts in thousands):

	For the Year Ended December 31,			2005-2006	2004-2005
	2006	2005	2004	% Change	% Change

Expenses excluding interest:
Compensation and benefits	$152,195	$154,163	$146,078	(1.3)%	5.5%
Non-compensation expenses	97,997	101,594	112,606	(3.5)	(9.8)

Total expenses excluding interest	$250,192	$255,757	$258,684	(2.2)%	(1.1)%

Compensation and benefits:
Compensation and benefits	$152,195	$154,163	146,078	(1.3)%	5.5%
Partner distributions	—	—	13,750	n/a	n/a

Total compensation and benefits and partner distributions	$152,195	$154,163	$159,828	(1.3)%	(3.5)%

Percentage of net revenues:
Compensation and benefits and partner distributions	55.1%	61.4%	56.4%
Non-compensation expenses	35.4	40.5	39.7

Total	90.5%	101.9%	96.1%

Average number of employees	565	548	540

Compensation and Benefits Expense

Compensation and benefits expenses to secure the services of our employees have been the largest component of our expenses. Compensation and benefits expense includes salaries, overtime, bonuses, commissions, share-based compensation, benefits, employment taxes and other employee costs. We have a discretionary bonus plan based on a combination of firm and individual performance, a portion of the payments under which are retention bonuses. Particularly for our senior professionals, these bonuses make up a large portion of total compensation. We accrue for the estimated amount of payments under this bonus plan over the applicable service period. We generally pay bonuses at selected times and intend to make these payments in February and July.

Equity awards constitute a portion of our compensation expense and are issued in conjunction with our discretionary bonus plan. These equity awards will vest over a four-year service period, except for the equity awards issued in connection with our initial public offering which vest over a three-year period, subject to continued employment and, accordingly, the non-cash compensation expense associated with these awards will be accrued ratably over the service period, which will begin at the date of grant.

In 2007 we intend to continue to target aggregate annual compensation and benefits expense (excluding expenses relating to equity awards made in connection with our initial public offering) within the range of 55% and 58% of annual net revenues (excluding investment gains and losses attributable to investments in partnerships and other securities), although we retain the ability to change this rate in the future.

New business initiatives or efforts to expand existing businesses, may require that we incur compensation and benefits expense that exceeds our target range either on a permanent basis or temporarily as we incur compensation and benefits expense prior to realizing associated additional revenues. Additionally, we may not be able to retain our professionals at compensation levels that are within our target range. We therefore thoroughly evaluate business and personnel decisions with respect to our target range and are required to continually assess whether our target range remains appropriate for our business.

Further, in 2006 we granted equity awards as part of our compensation and hiring process, the full expense of which was not recognized in 2006 and which instead will be recognized pro rata over the four-year vesting period. We have made, and intend to make, additional grants in 2007 and subsequent years. As a result, our ability to continue to comply with our 55% to 58% ratio will be impacted as we recognize multiple years of share-based compensation expense associated with the vesting of prior year grants in 2008 and subsequent years.

2006 versus 2005.  Compensation and benefits expense decreased $2.0 million in 2006 from 2005. The decrease was primarily due to lower bonus expense as well as decreased use of temporary employees and consultants during 2006 as compared to 2005. Compensation and benefits expense in 2006 included $7.0 million of non-cash compensation expense relating to equity awards made in connection with our initial public offering. Compensation and benefits expense for the year ended December 31, 2006 does not include the February 2007 grant of restricted stock units to our employees which was based on their performance during 2006 and had a grant date fair value of $23.0 million. These equity awards will vest and be expensed pro rata over the four-year period beginning on the date of grant. Compensation and benefits expense (excluding expense relating to equity awards made in connection with our initial public offering), as a percentage of net revenues (excluding investment gains and losses attributable to investments in partnerships and other securities) decreased to 55% in 2006 from 63% in 2005.

2005 versus 2004.  Compensation and benefits expense increased $8.1 million in 2005 from 2004. The increase was primarily due to higher bonus and commission accruals, increased use of temporary employees and consultants, as well as increased employee overtime. Compensation and benefits expense, as a percentage of net revenues (excluding investment gains and losses attributable to investments in partnerships and other securities) increased to 63% in 2005 from 53% in 2004. Compensation and benefits expense in 2005 and 2004 did not include non-cash compensation expense related to equity awards.

Non-Compensation Expenses

Our non-compensation expenses include brokerage execution, clearance and account administration, communications and data processing, depreciation and amortization, marketing and promotion, occupancy and equipment and other expenses.

We signed a forbearance agreement with the lessor of certain office space we occupy in San Francisco that provided a reduction in our rent payments from November 1, 2003 to October 31, 2005. There are certain non-financial and financial events that would automatically terminate the forbearance agreement, requiring us to reimburse all forbearance amounts to the lessor. The most significant terminating events include us merging with another entity, recording annual revenues greater than $316 million or recording pre-tax income equal to or greater than $40 million, in each case prior to the end of the original lease term in 2010. The financial thresholds are applicable whether attained through acquisition or business growth. The maximum potential amount of future payments that could be required to be made is $3.3 million.

2006 versus 2005.  Non-compensation expenses decreased $3.6 million in 2006 from 2005. The overall decrease in non-compensation expenses was primarily due to brokerage execution, clearance and account administration expense decreasing $4.3 million due to lower share volume and decreased execution expenses as a result of our conversion to a new primary clearing broker. In addition, communications and data processing expense, which includes telecommunications, data communication, certain equipment cost and software, decreased $0.8 million as a result of lower data communications and IT equipment expenses, offset slightly by costs incurred in connection with converting our trading systems to a new primary clearing broker in May 2006. We received insurance recoveries during both 2006 and 2005, however, such recoveries received were $0.6 million greater in 2006 as compared to amounts received in 2005, which resulted in a decrease to other expense in 2006. This overall decrease was partially offset by an increase of $2.0 million in occupancy and equipment expense. The increase was primarily due to a $3.3 million charge recorded in 2006 related primarily to our decision to sublease, at a lower rate than our current lease rate, certain premises in San Francisco, Menlo Park and Boston. Finally, other expense increased $0.4 million due to increased professional services associated with operating as a public company, which include audit related fees and Sarbanes-Oxley consulting fees.

Overall, non-compensation expenses as a percentage of net revenues decreased to 35.5% in 2006 compared to 40.5% in 2005.

2005 versus 2004.  Non-compensation expenses decreased $11.0 million in 2005 from 2004. The overall decrease in non-compensation expenses was primarily due to brokerage execution, clearance and account administration expense decreasing $4.2 million due to lower trade clearing charges as a result of lower transaction volume in equity trading and lower clearing costs per transaction. In addition, occupancy and equipment expenses decreased $2.7 million as a result of our exit from certain office space in 2004 for which we no longer incur expense. Marketing and promotion expenses decreased $1.9 million due to a reduction in conference- and event-related expenses, and communications and data processing expenses decreased $1.4 million as a result of our migrating to a lower cost laptop and desktop computer base in late 2004. Finally, depreciation and amortization expense decreased $0.9 million due to a write-off of certain leasehold improvements located in office space that we exited during 2004, as well as certain furniture becoming fully depreciated during the second half of 2005 and no longer incurring depreciation expense.

Overall, non-compensation expenses as a percentage of net revenues increased slightly to 40.5% in 2006 from 39.7% in 2004.

Provision for Taxes

Before completion of our initial public offering on February 7, 2006, we were a limited liability company and all of our income and losses were reportable by our individual members in accordance with the Internal Revenue Code and, accordingly, the U.S. federal and state income taxes payable by our members, based upon their share of our net income, had not been reflected in our historical consolidated financial statements.

In connection with our initial public offering we reorganized from a limited liability company into a corporation and following that reorganization we became subject to U.S. federal and state income taxes. We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities based upon temporary differences between the financial reporting and tax bases of our assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized. During the three months ended March 31, 2006, we recognized a one-time tax benefit of $13.8 million in connection with the establishment of our deferred tax asset balances of $22.4 million, offset by establishing a valuation allowance of $8.6 million. The valuation allowance was recorded because management concluded that a portion of the deferred tax benefit, which results from unrealized capital losses, more likely than not will not be realized due to the uncertainty of our ability to generate future capital gains to offset such capital losses. In the fourth quarter of 2006, both the deferred tax asset and the valuation allowance beginning balances were adjusted downward by $3.1 million, resulting in balances of $19.3 million and $5.5 million, respectively. In 2006, we recorded net capital gains resulting in a decrease to the valuation allowance of $4.1 million.

For the year ended December 31, 2006 our tax benefit exceeded our provision for taxes. Adjusting for one time events, which includes earnings not subject to corporate income tax during the period in which we operated as a nontaxable limited liability company from January 1, 2006 to February 7, 2006 and the recognition of a deferred tax asset upon our change from a limited liability company to a taxable corporation (resulting in decreases of 5.7% and 53.0% to the effective tax rate, respectively), our effective tax rate was 24.6%.

Liquidity and Capital Resources

Prior to our initial public offering in February 2006 we historically satisfied our capital and liquidity requirements through capital raised from our partners and strategic investors, internally generated cash from operations and available credit from market sources. In February 2006 we completed our initial public offering of common stock, raising $66.2 million in net proceeds and in May of 2006 we completed a follow-on public offering of common stock, raising $76.0 million in net proceeds. As of December 31, 2006, we had liquid assets primarily consisting of cash and cash equivalents of $144.1 million. As of December 31, 2006, we had invested $73.4 million in other investments, including $49.4 million in auction rate securities. In addition, we have access to liquidity within our securities inventory classified as securities owned and securities sold, not yet purchased. We also have a secured financing arrangement with General Electric Capital Corporation that is secured by furniture, equipment and leasehold improvements, with a 3-year term and a variable interest rate at LIBOR plus 2.85%. As of December 31, 2006, the outstanding balance under this facility was $7.5 million.

In January 2007 we terminated the $10 million revolving line of credit that we previously had from First Republic Bank, and therefore, this line of credit is no longer available to us for liquidity purposes.

The timing of bonus and retention compensation payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees are generally paid salaries semi-monthly during the year, bonus and retention compensation payments, which make up a larger portion of total compensation, are generally paid at selected times during the year. Bonus and retention compensation payments for a given year are generally paid in February and July of the following year. In February 2007 we made aggregate cash bonus payments to our employees of approximately $28.9 million and, in addition, granted equity awards with a grant date fair value of $23.0 million. In July 2007 we expect to pay approximately $23.5 million in cash bonuses to our employees. Beginning in 2007 and continuing thereafter, equity awards in the form of restricted stock units that we previously granted will vest and become deliverable. We have the option to deliver cash, common stock or a combination thereof in satisfaction of our obligations thereunder. To the extent we elect to deliver cash, the timing of these delivery obligations will also affect our cash position and liquidity.

In connection with our initial public offering of common stock, we issued $33 million of unsecured senior notes to our former Class D and Class D-1 shareholders and are required to make principal and interest payments on these notes in accordance with their terms.

Thomas Weisel Partners LLC, our wholly-owned subsidiary and a registered securities broker-dealer, is subject to the net capital requirements of the NYSE and the SEC’s uniform net capital rule. NYSE and SEC regulations also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met. At December 31, 2006, 2005 and 2004 Thomas Weisel Partners LLC had excess net capital of $51.9 million, $34.6 million and $42.4 million, respectively. Regulatory net capital requirements change based on certain investment and underwriting activities.

Due to the nature of our investment banking and brokerage businesses, liquidity is of critical importance to us. Accordingly, we regularly monitor our liquidity position, including our cash and net capital positions. We believe that our current level of equity capital, which includes the net proceeds to us from our initial public offering and our follow-on offering and funds anticipated to be provided by operating activities, will be adequate to meet our liquidity and regulatory capital requirements for the next 12 months.

The following table provides a summary of our contractual obligations as of December 31, 2006 (in thousands):

				2012-
	2007	2008-2009	2010-2011	Thereafter	Total

Notes payable(1)	$5,583	$5,968	$28,188	$—	$39,739
Capital leases(2)	104	70	—	—	174
Operating leases	17,142	35,205	25,557	29,073	106,977
General partner commitment to invest in private equity funds(3)	2,323	1,604	253	79	4,259
Guaranteed compensation payments	4,516	3,864	—	—	8,380

Total contractual obligations	$29,668	$46,711	$53,998	$29,152	$159,529

(1)	Includes the notes payable with remaining principal amount of $27.4 million as of December 31, 2006 that were issued in connection with our initial public offering, the secured fixed asset financing of $7.5 million, as well as the related estimated interest payable for all notes.

(2)	Includes estimated interest payable related to capital lease liability.

(3)	The private equity fund commitments have no specific contribution dates. The timing of these contributions is presented based upon estimated contribution dates.

Cash Flows

Our cash and cash equivalents were $144.1 million at December 31, 2006, an increase of $53.9 million from December 31, 2005.

Operating activities provided $13.0 million of cash during 2006, primarily due to net income of $34.9 million, distributions from investment partnerships of $16.0 million and an increase in the net balance payable to our clearing brokers of $15.7 million. In addition, we had non-cash depreciation and amortization and share-based compensation of $8.5 million and $7.3 million, respectively. These increases in cash and cash equivalents were partially offset by a $32.8 million increase in securities owned and an increase in our corporate finance and syndicate receivable balance of $9.6 million. Finally, we had a non-cash deferred tax benefit of $15.9 million and unrealized and realized gains on partnership and other investments of $13.1 million.

Investing activities used $75.8 million of cash during 2006, including the purchase of $200.3 million of municipal and auction-rate securities, investments in private equity partnerships of $4.5 million and purchases of property and equipment of $3.1 million. This decrease in cash and cash equivalents is partially offset by proceeds from sale of investments of $132.0 million.

Financing activities provided $116.8 million of cash, including cash proceeds received from issuance of common stock upon our initial public offering in February 2006, net of expenses, of $66.2 million and cash proceeds of approximately $76.0 million from issuance of common stock upon our follow-on public offering of May 2006, net of unaffiliated underwriters’ discount and other expenses. In addition, cash and cash equivalents increased as a result of proceeds from notes payable of $6.2 million during the year ended December 31, 2006. This overall increase to cash and cash equivalents is partially offset by repayments of notes payable of $23.4 million and net distributions to members and withdrawal of capital of $7.8 million.

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

Fair Value of Financial Instruments

“Securities owned”, “Securities sold, but not yet purchased” and “Other investments” in our consolidated statements of financial condition consist of financial instruments carried at fair value or amounts that approximate fair value, with related unrealized gains or losses recognized in our results of operations. The use of fair value to measure these financial instruments, with related unrealized gains and losses recognized immediately in our results of operations, is fundamental to our consolidated financial statements and is one of our most critical accounting policies. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

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

The investment partnerships that we are a general partner of may make carried interest distributions to us if the partnership assets reach a certain fair value threshold as defined in the respective partnership agreement. The carried interest distributions are calculated as a percentage of fund assets in excess of each partner’s contributed capital and fund expenses. We recognize the fair value of its carried interest associated with unrealized gains in investment partnerships once the respective fair value threshold has been met.

We earn fees from the investment partnerships which we manage or are a general partner of. Such management fees are generally based on the net assets or committed capital of the underlying partnerships. In addition, we are entitled to allocations of the appreciation and depreciation in the fair value of the underlying partnerships from our general partnership interests in the partnerships. Such allocations are based on the terms of the respective partnership agreements. We have agreed in certain cases to waive management fees, in lieu of making a cash contribution, in satisfaction of the general partner investment commitments to the investment partnerships. In these cases, we generally recognize our management fee revenues at the time when we are allocated our special profit interests in the gain from these partnerships upon the realization of a partnership investment.

We are entitled to receive incentive fee allocations from the investment partnerships when the return exceeds certain threshold returns. Incentive fees are based on investment performance over the life of each investment partnership, and future investment underperformance may require amounts previously distributed to us to be returned to the partnership.

Liability for Lease Losses

Our accrued expenses and other liabilities include a liability for lease losses related to office space that we subleased or abandoned due to staff reductions. The liability for lease losses was $7.5 million at December 31, 2006 and will expire with the termination of the relevant facility leases through 2010. We estimate our liability for lease losses as the net present value of the differences between lease payments and receipts under sublease agreements, if any. This liability is affected by our estimate of future facility requirements and sublease assumptions, including assumptions regarding our intent to reoccupy subleased space following the expiration of subleases. If we subsequently determine that we will not utilize space or decide to sublease additional space, this liability could increase with a corresponding charge to expenses.

During 2006 we recorded a $3.3 million charge primarily related to our decision to sublease, at a lower rate than our current lease rate, certain premises in San Francisco, Menlo Park and Boston.

Legal and Other Contingent Liabilities

We are involved in various pending and potential complaints, arbitrations, legal actions, investigations and proceedings related to our business. Some of these matters involve claims for substantial amounts, including claims for punitive and other special damages. The number of complaints, legal actions, investigations and regulatory proceedings against financial institutions like us has been increasing in recent years. We have, after consultation with counsel and consideration of facts currently known by management, recorded estimated losses in accordance with SFAS No. 5, Accounting for Contingencies, to the extent that a claim may result in a probable loss and the amount of the loss can be reasonably estimated. The determination of these reserve amounts requires significant judgment on the part of management and our ultimate liabilities may be materially different. In making these determinations, management considers many factors, including, but not limited to, the loss and damages sought by the plaintiff or claimant, the basis and validity of the claim, the likelihood of successful defense against the claim and the potential for, and magnitude of, damages or settlements from such pending and potential complaints, legal actions, arbitrations, investigations and proceedings, and fines and penalties or orders from regulatory agencies. See Note 16 — Commitments, Guarantees and Contingencies for a further description of legal proceedings.

If a potential adverse contingency should become probable or resolved for an amount in excess of the established reserves during any period, our results of operations in that period and, in some cases, succeeding periods could be materially adversely affected.

Allowance for Doubtful Accounts

Our receivables include corporate finance and syndicate receivables relating to our investment banking or advisory engagements. We also have receivables from our clearing brokers in connection with the clearing of our brokerage transactions. We indemnify the clearing brokers for any losses as a result of a customer’s nonperformance. In addition, we record an allowance for doubtful accounts on revenue receivables on a specific identification basis. Management is continually evaluating our receivables for collectibility and possible write-off by examining the facts and circumstances surrounding each specific case where a loss is deemed a possibility.

Deferred Tax Valuation Allowance

As a corporation, we are subject to federal and state income taxes. In determining our provision for income taxes, we recognize deferred tax assets and liabilities based on the difference between the carrying value of assets and liabilities for financial and tax reporting purposes. For our investments in partnerships, adjustments to their carrying value are made based on determinations of the fair value of underlying investments held by such partnerships. Both upward and downward adjustments to the carrying value of investment partnerships, which are recorded as unrealized gains and losses in the consolidated statements of operations, represent timing differences until such time as these gains and losses are realized. As of December 31, 2006, we have net unrealized capital losses on these investment partnerships. To the extent we are not able to generate future realized capital gains, we would not be able to recognize our deferred tax asset as a tax benefit. Due to the uncertainty of our ability to generate future realized capital gains to offset capital losses, we recorded a valuation allowance for the deferred tax asset attributable to net unrealized losses in our investment partnerships. As of December 31, 2006, the deferred tax asset recorded to reflect these net unrealized losses is $1.4 million, and the related valuation allowance is $1.4 million.

Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards No. 123(R) — Share-Based Payment” (SFAS No. 123(R)). In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment. This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The statement establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods and services. The primary focus of this statement is accounting for transactions in which an entity obtains employee services in share-based payment transactions; requiring companies to expense employee share-based payments at their fair value through earnings as such awards vest. In April 2005, the SEC announced that the revised effective date was delayed to no later than fiscal years beginning after June 15, 2005. We have adopted, beginning January 1, 2006, and reports share-based compensation in accordance with the provisions of SFAS No. 123(R). Prior to February 7, 2006, we operated as a limited liability company and had not historically issued share-based compensation awards. Accordingly, the impact of adopting SFAS No. 123(R) was not material. Because we did not have share-based payment awards outstanding prior to the adoption of SFAS No. 123(R), we were not required to apply any of the transition requirements of this standard. The implementation of this standard is discussed in Note 13  — Share-Based Compensation.

Staff Accounting Bulletin No. 107 — Share-Based Payment” (SAB No. 107). In March 2005, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, which expresses the SEC staff’s views on SFAS No. 123(R). In particular, SAB No. 107 describes the SEC staff’s views on share-based payment transactions with non-employees; topics relating to valuation methods, such as guidance regarding estimates of expected volatility and term; the classification of share-based compensation expense; non-GAAP financial measures in the financial statements relating to share-based payments; capitalization of compensation cost related to share-based payment arrangements; accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R); and disclosure in Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to share-based payments subsequent to adoption of SFAS No. 123(R). We have adopted SAB No. 107 in conjunction with its adoption of SFAS No. 123(R).

Statement of Financial Accounting Standards No. 154 — Accounting Changes and Error Corrections” (SFAS No. 154). In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This statement supersedes APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. The statement applies to all voluntary changes in accounting principle, changing the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. The statement requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. We have adopted this statement effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on our consolidated statements of financial condition, operations and cash flows.

Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN No. 48). In June 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. FIN No. 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken, or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact, if any, that the adoption of FIN No. 48 will have on our consolidated statements of financial condition, operations and cash flows.

Statement of Financial Accounting Standards No. 157 — “Fair Value Measurements” (SFAS No. 157). In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The primary focus of this statement is to increase consistency and comparability in fair value measurements, as well as provide better information about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements, and the effect fair value measurements have on earnings for the period, if any. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, that the adoption of SFAS No. 157 will have on our consolidated statements of financial condition, operations and cash flows.

Statement of Financial Accounting Standards No. 159 — “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, that the adoption of SFAS No. 159 will have on our consolidated statements of financial condition, operations and cash flows.

Staff Accounting Bulletin No. 108 — “Quantifying Financial Statement Misstatements” (SAB No. 108). In September 2006, the SEC staff issued SAB No. 108, Quantifying Financial Statement Misstatements, which provides interpretive guidance on how the effects of a carryover or reversal of a prior year misstatement should be considered in calculating a current year misstatement. We have adopted this statement effective December 31, 2006. The adoption of SAB No. 108 did not have a material effect on our consolidated statements of financial condition, operations and cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our business and financing activities directly expose us to various types of risks, including (i) market risk relating to, among other things, the changes in the market value of equity or debt instruments and (ii) interest rate risk relating to the effect of changes in interest rates and the yield curve on the value of debt instruments that we hold and our payment obligations in respect of notes that we have issued. We are also exposed to other risks in the conduct of our business such as credit risk and the effects of inflation. Our exposure to these risks could be material to our consolidated financial statements. Set forth below is a discussion of some of these risks together with quantitative information regarding the aggregate amount and value of financial instruments that we hold or maintain a position in or that we have issued and that remain outstanding, in each case, as of December 31, 2006 and 2005. Due to the nature of our business, in particular our trading business, the amount or value of financial instruments that we hold or maintain a position in will fluctuate on a daily and intra-day basis and the year-end values and amounts presented below are not necessarily indicative of the exposures to market risk, interest rate risk and other risks we may experience at various times throughout any given year.

Market Risk

Market risk represents the risk of loss that may result from the change in value of a financial instrument due to fluctuations in its market price. Market risk may be exacerbated in times of trading illiquidity when market participants refrain from transacting in normal quantities and/or at normal bid-offer spreads. Our exposure to market risk is directly related to our role as a financial intermediary in customer trading and to our market-making and investment activities, which activities include committing from time to time to purchase large blocks of stock from publicly-traded issuers or their significant shareholders. We trade in equity and convertible debt securities as an active participant in both listed and OTC equity and convertible markets and typically maintain securities in inventory to facilitate our market-making activities and customer order flow. We are also exposed to market risk from our asset management business, both as a result of our investments in private equity, venture capital and other investment funds we manage or have managed and as a result of our providing seed investment funds for new asset management products. Market risk is inherent in financial instruments.

The following tables categorize our market risk sensitive financial instruments by type of security and, where applicable, by maturity date as of December 31, 2006 and 2005.

As of December 31, 2006 (in thousands):

									Fair Value
								Total	as of
	Expected Maturity Date							Principal	December 31,
	2007		2008	2009	2010	2011	Thereafter	Amount	2006

Inventory positions
Convertible bonds — long	$7,960		$17,877	$5,369	$2,000	$1,597	$60,678	$95,481	$111,773
Equity securities — long									25,260

Total — long	7,960		17,877	5,369	2,000	1,597	60,678	95,481	137,033

Convertible bonds — short	—		—	—	—	3,450	18,374	21,824	22,610
U.S. Treasury securities — short	—		5,000	—	—	—	—	5,000	5,002
Equity securities — short									63,078

Total — short	—		5,000	—	—	3,450	18,374	26,824	90,690

Other investments
Auction rate securities	49,400	(a)	—	—	—	—	—	49,400	49,400
Municipal debt securities	22,125		—	—	—	—	—	22,125	22,125
Equity securities									1,902

(a)	Represents earlier of contractual maturity or repricing date, which we believe represents the market risk inherent in the underlying instrument.

As of December 31, 2005 (in thousands):

								Fair Value
							Total	as of
	Expected Maturity Date						Principal	December 31,
	2006	2007	2008	2009	2010	Thereafter	Amount	2005

Inventory positions
Corporate bonds — long	$—	$2,499	$35	$5,402	$22	$56,302	$64,260	$83,295
Equity securities — long								15,232

Total — long	—	2,499	35	5,402	22	56,302	64,260	98,527

Corporate bonds — short	—	—	—	37	1,909	1,961	3,907	4,321
U.S. Treasury securities — short	—	5,000	—	—	1,000	—	6,000	5,980
Equity securities — short								74,685

Total — short	—	5,000	—	37	2,909	1,961	9,907	84,986

Other investments
Equity securities								4,632

In connection with our asset management activities, we provide seed investment funds for new asset management products to be invested in long and short positions in publicly traded equities and related options and other derivative instruments. These seed investments are included in the tables presented above.

In addition to the positions set forth in the table above, we maintain investments in private equity, venture capital and other investment funds we manage or have managed. These investments are carried at fair value in accordance with industry guidance and as of December 31, 2006 and 2005 the carrying amount of these investments was $45.6 million and $38.9 million, respectively.

From time to time we may use a variety of risk management techniques and hedging strategies in the ordinary course of our brokerage activities, including establishing position limits by product type and industry sector, closely monitoring inventory turnover, maintaining long and short positions in related securities, and using exchange-traded equity options and other derivative instruments.

In connection with our brokerage activities, management reviews reports appropriate to the risk profile of specific trading activities. Typically, market conditions are evaluated and transaction details and securities positions are reviewed. These activities seek to ensure that trading strategies are within acceptable risk tolerance parameters, particularly when we commit our own capital to facilitate client trading. Our accounting department is actively involved in ensuring the integrity and clarity of the daily profit and loss statements, to the extent that we maintain trading positions for a period longer than one day. Activities include price verification procedures, position reconciliation and review of transaction booking. We believe that these procedures, which stress timely communications between our traders, institutional brokerage management and senior management, are important elements in evaluating and addressing market risk.

As described in Note 17 — Financial Instruments with Off-Balance Sheet Risk, Credit Risk or Market Risk to our consolidated financial statements, we are a party to an employment agreement whose value is indexed to publicly traded shares of an unrelated entity. This agreement is considered a derivative under applicable GAAP and, accordingly, is marked to market through compensation and benefits expense in our consolidated statements of operations. The fair value of this derivative was $1.9 million and $2.1 million at December 31, 2006 and 2005, respectively, and is not reflected in the table above. We have also reduced our exposure to fluctuations in the underlying security by purchasing shares of the underlying security, which are included under “Other investments” in the table above. In accordance with our stated accounting policy, these shares are carried at market value with fluctuations in value reflected in asset management revenues in the consolidated statements of operations.

Interest Rate Risk

Interest rate risk represents the potential loss from adverse changes in market interest rates. As we may hold U.S. Treasury securities and other fixed income securities as well as convertible debt securities and incur interest-sensitive liabilities from time to time, we are exposed to interest rate risk arising from changes in the level and volatility of interest rates and in the shape of the yield curve. Certain of these interest rate risks may be managed through the use of short positions in U.S. government and corporate debt securities and other instruments. In addition, we issued floating rate notes to California Public Employees’ Retirement System and Nomura America Investment, Inc. in connection with our reorganization on February 7, 2006 and are, therefore, exposed to the risk of higher interest payments on those notes if interest rates rise.

The tables below provide information about our financial instruments that are sensitive to changes in interest rates and their fair value as of December 31, 2006 and 2005. For inventory positions, other investments and notes payable the table presents principal cash flows with expected maturity dates.

As of December 31, 2006 (in thousands):

									Fair Value
								Total	as of
	Expected Maturity Date							Principal	December 31,
	2007		2008	2009	2010	2011	Thereafter	Amount	2006

Inventory positions
Convertible bonds — long	$7,960		$17,877	$5,369	$2,000	$1,597	$60,678	$95,481	$111,773
Convertible bonds — short	—		—	—	—	3,450	18,374	21,824	22,610
U.S. Treasury securities — short	—		5,000	—	—	—	—	5,000	5,002

Total — short	—		5,000	—	—	3,450	18,374	26,824	27,612

Other investments
Auction rate securities(a)	49,400	(f)	—	—	—	—	—	49,400	49,400
Municipal debt securities(b)	22,125		—	—	—	—	—	22,125	22,125
Notes payable
Senior Note(c)	—		—	—	—	13,000	—	13,000	12,056
Senior Note(c)	—		—	—	—	10,000	—	10,000	9,274
Contingent Payment Senior Note(d)	373		—	—	1,544	2,500	—	4,417	3,536
Secured Note, floating at LIBOR + 2.85%(e)	3,733		3,734	—	—	—	—	7,467	7,467

(a)	The weighted average interest rate was 3.77% at December 31, 2006.

(b)	The weighted average interest rate was 5.20% at December 31, 2006.

(c)	We have recorded the debt principal at a discount to reflect the below-market stated interest rate of these notes. We amortize the discount to interest expense so that the interest expense approximates our incremental borrowing rate. The weighted average interest rate was 7.01% at December 31, 2006.

(d)	The Contingent Payment Senior Note has a variable due date based upon distributions received from certain private equity funds. We have recorded the debt principal at a discount and amortize the discount to interest expense so that the interest expense on this non-interest bearing note approximates our incremental borrowing rate. The weighted average interest rate was 6.94% at December 31, 2006.

(e)	The weighted average interest rate was 7.84% at December 31, 2006.

(f)	Represents earlier of contractual maturity or repricing date, which we believe represents the interest rate risk inherent in the underlying instrument.

As of December 31, 2005 (in thousands):

							Total	Fair Value
	Expected Maturity Date						Principal	December 31,
	2006	2007	2008	2009	2010	Thereafter	Amount	2005

Inventory positions
Corporate bonds — long	$—	$2,499	$35	$5,402	$22	$56,302	$64,260	$83,295
Corporate bonds — short	—	—	—	37	1,909	1,961	3,907	4,321
U.S. Treasury securities — short	—	5,000	—	—	1,000	—	6,000	5,980

Total — short	—	5,000	—	37	2,909	1,961	9,907	10,301

Notes payable
Secured Note, floating at LIBOR + 2.85%(a)	3,733	3,733	3,734	—	—	—	11,200	11,200
Note at LIBOR + 2.00%(b)	2,894	—	—	—	—	—	2,894	2,894
Note at Prime + 0.50%(c)	5,000	—	—	—	—	—	5,000	5,000

(a)	The weighted average interest rate was 7.35% at December 31, 2005.

(b)	The weighted average interest rate was 6.25% at December 31, 2005. Fully repaid during the year ended December 31, 2006.

(c)	The weighted average interest rate was 6.77% at December 31, 2005. Fully repaid during the year ended December 31, 2006.

Credit Risk

Our broker-dealer subsidiary places and executes customer orders. The orders are then settled by unrelated clearing organizations that maintain custody of customers’ securities and provide financing to customers. The majority of our transactions, and consequently the concentration of our credit exposure, is with our clearing brokers. The clearing brokers are also the primary source of our short-term financing (securities sold, not yet purchased), which is collateralized by cash and securities owned by us and held by the clearing brokers. Our securities owned may be pledged by the clearing brokers. The amount receivable from/payable to the clearing brokers represents amounts receivable/payable in connection with the proprietary and customer trading activities. As of December 31, 2006 and 2005, our cash on deposit with the clearing brokers was not collateralizing any liabilities to the clearing brokers. In addition to the clearing brokers, we are exposed to credit risk from other brokers, dealers and other financial institutions with which we transact business.

Through indemnification provisions in our agreement with our clearing organizations, customer activities may expose us to off-balance-sheet credit risk. We may be required to purchase or sell financial instruments at prevailing market prices in the event a customer fails to settle a trade on its original terms or in the event cash and securities in customer margin accounts are not sufficient to fully cover customer obligations. We seek to control the risks associated with brokerage services for our customers through customer screening and selection procedures as well as through requirements that customers maintain margin collateral in compliance with governmental and self-regulatory organization regulations and clearing organization policies.

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

The financial statements and supplementary data required by this item are included in Item 15  — “Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K.

Item 9.	Changes in Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

(b) Changes in internal controls.  During the three months ended December 31, 2006 we made the following changes in our internal control over financial reporting:

At the end of 2007, Section 404 of the Sarbanes-Oxley Act will require management to provide an assessment of the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm will be required to audit management’s assessment (although there is a proposal to amend this audit report requirement to provide that auditors are required to report only on the effectiveness of internal control over financial reporting and are not required to report separately on the effectiveness of management’s internal control assessment). We are in the process of preparing for this assessment and audit and as part of that process have and will be continuing to modify our internal control over financial reporting. In particular, during the fourth quarter of 2006 we continued to implement a more centralized process for tracking adherence to internal controls, including through the use of a software tracking solution we acquired in the third quarter of 2006.

We have not completed this process or its assessment, and in the course of evaluation and testing our internal control over financial reporting, management may identify deficiencies that would need to be addressed and remediated.

There were no other changes in our internal control over financial reporting in the three months ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance of the Registrant

The information required by this item is included in Item 4 — “Submission of Matters to a Vote of Security Holders” of this Annual Report on Form 10-K, as well as incorporated herein by reference to the sections entitled “The Board of Directors and its Committees”, “Compensation of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 23, 2007 (the “Proxy Statement”), which we expect to file with the SEC in April 2007.

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the sections entitled “Executive Compensation” and “Compensation Discussion and Analysis” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included in Item 5 — “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities” of this Annual Report on Form 10-K, as well as incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section entitled “Fees Paid to Independent Auditors” in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Financial Condition as of December 31, 2006 and 2005;

•	Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004;

•	Consolidated Statements of Changes in Shareholders’ and Members’ Equity (Deficit) for the years ended December 31, 2006, 2005 and 2004;

•	Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004; and

•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Separate financial statement schedules have been omitted either because they are not applicable or because the required information is included in the consolidated financial statements or notes described in Item 15(a)(1) above.

3.	Exhibits

See the Exhibit Index on pages E-1 through E-4 for a list of the exhibits being filed or furnished with or incorporated by reference into this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Thomas Weisel Partners Group, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of Thomas Weisel Partners Group, Inc. and subsidiaries (formerly Thomas Weisel Partners Group LLC and subsidiaries) (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders’ and members’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Thomas Weisel Partners Group, Inc. and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
March 14, 2007

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
(formerly Thomas Weisel Partners Group LLC and Subsidiaries)

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share and per share data)

	December 31,
	2006	2005

ASSETS
Cash and cash equivalents	$144,085	$90,193
Restricted cash and cash required to be segregated under Federal or other regulations	6,468	10,517
Securities owned	137,033	98,527
Receivable from clearing brokers	—	9,555
Corporate finance and syndicate receivables, net of allowance for doubtful accounts of $7 and $0, respectively	20,076	10,479
Investments in partnerships and other securities	45,647	38,920
Other investments	73,427	4,632
Property and equipment, net	24,189	29,600
Receivables from related parties, net of allowance for doubtful loans of $2,507 and $3,316, respectively	2,966	4,911
Deferred tax assets, net of valuation allowance	15,862	—
Other assets	13,436	15,489

TOTAL ASSETS	$483,189	$312,823

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERENCE STOCK, SHAREHOLDERS’ AND MEMBERS’ EQUITY (DEFICIT)
LIABILITIES:
Securities sold, but not yet purchased	$90,690	$84,986
Payable to clearing brokers	6,159	—
Payable to customers	—	3,343
Accrued compensation	37,721	42,889
Accrued expenses and other liabilities	49,066	48,671
Capital lease obligations	166	445
Notes payable	32,333	19,094

Total liabilities	216,135	199,428

Redeemable Convertible Preference Stock:
Class C redeemable preference shares	—	48,792
Class D redeemable convertible shares	—	100,000
Class D-1 redeemable convertible shares	—	75,000

Total redeemable convertible preference stock	—	223,792

Shareholders’ and Members’ Equity (Deficit):
Class A shares	—	26,442
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 25,754,167 and 0 shares issued and outstanding at December 31, 2006 and 2005, respectively	258	—
Additional paid-in capital	352,299	—
Retained earnings (accumulated deficit)	(85,208)	(136,530)
Accumulated other comprehensive income (loss)	(295)	(309)

Total shareholders’ and members’ equity (deficit)	267,054	(110,397)

TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERENCE STOCK, SHAREHOLDERS’ AND MEMBERS’ EQUITY (DEFICIT)	$483,189	$312,823

See accompanying notes to the consolidated financial statements.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
(formerly Thomas Weisel Partners Group LLC and Subsidiaries)

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004

REVENUES:
Brokerage	$123,809	$138,497	$154,746
Investment banking	124,136	75,300	84,977
Asset management	25,752	36,693	44,009
Interest income	13,525	5,510	3,148

Total revenues	287,222	256,000	286,880
Interest expense	(10,905)	(5,114)	(3,470)

Net revenues	276,317	250,886	283,410

EXPENSES EXCLUDING INTEREST:
Compensation and benefits	152,195	154,163	146,078
Brokerage execution, clearance and account administration	22,621	26,873	31,105
Communications and data processing	16,650	17,457	18,818
Depreciation and amortization	8,549	9,146	10,055
Marketing and promotion	11,545	11,898	13,776
Occupancy and equipment	17,926	15,884	18,551
Other expense	20,706	20,336	20,301

Total expenses excluding interest	250,192	255,757	258,684

INCOME (LOSS) BEFORE TAXES	26,125	(4,871)	24,726
Provision for taxes (tax benefit)	(8,796)	2,187	2,044

Net income (loss)	34,921	(7,058)	22,682

Preferred dividends and accretion:
Class D redeemable convertible shares	(710)	(7,000)	(7,000)
Class D-1 redeemable convertible shares	(380)	(3,750)	(3,750)
Accretion of Class C redeemable preference shares	(518)	(4,904)	(5,011)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS AND TO CLASS A, B AND C SHAREHOLDERS	$33,313	$(22,712)	$6,921

EARNINGS PER SHARE:
Basic earnings per share	$1.39
Diluted earnings per share	$1.34
WEIGHTED AVERAGE SHARES USED IN COMPUTATION OF PER SHARE DATA:
Basic weighted average shares outstanding	23,980
Diluted weighted average shares outstanding	24,945
PRO FORMA, AS ADJUSTED (UNAUDITED)*
Pro forma net revenues	$276,179
Pro forma income (loss) before tax	25,987
Pro forma provision for taxes (tax benefit)	(7,363)
Pro forma net income (loss)	33,350
Pro forma preferred dividends and accretion	—
Pro forma net income (loss) attributable to common shareholders	33,350
PRO FORMA EARNINGS PER SHARE:
Pro forma basic earnings per share	$1.39
Pro forma diluted earnings per share	$1.34
PRO FORMA WEIGHTED AVERAGE SHARES USED IN THE COMPUTATION OF PER SHARE DATA:
Pro forma basic weighted average shares outstanding	23,980
Pro forma diluted weighted average shares outstanding	24,945

*	See Note 20 — Pro Forma, As Adjusted (Unaudited) to the consolidated financial statements.

See accompanying notes to the consolidated financial statements.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
(formerly Thomas Weisel Partners Group LLC and Subsidiaries)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ AND MEMBERS’ EQUITY (DEFICIT)
(In thousands)

							Total
							Shareholders’
					Retained	Accumulated	and	Total
			Paid-In	Additional	Earnings	Other	Members’	Comprehensive
	Common Stock		Capital	Paid-in	(Accumulated	Comprehensive	Equity	Income
	Shares	Amount	Class A	Capital	Deficit)	Income (Loss)	(Deficit)	(Loss)

BALANCE, December 31, 2003	—	$—	$28,287	$—	$(114,730)	$(296)	$(86,739)	$—
Net income	—	—	—	—	22,682	—	22,682	22,682
Currency translation adjustment	—	—	—	—	—	(1)	(1)	(1)
Distributions:
Class B shares	—	—	—	—	(13,750)	—	(13,750)	—
Class D redeemable convertible shares	—	—	—	—	(7,000)	—	(7,000)	—
Class D-1 redeemable convertible shares	—	—	—	—	(3,750)	—	(3,750)	—
Accretion of Class C redeemable preference shares	—	—	—	—	(5,011)	—	(5,011)	—
Contributions — Class A shares	—	—	4,770	—	—	—	4,770	—
Capital withdrawal	—	—	(1,868)	—	—	—	(1,868)	—
Reallocation of prior over-distribution	—	—	(3,437)	—	3,437	—	—	—

Balance, December 31, 2004	—	—	27,752	—	(118,122)	(297)	(90,667)	22,681
Net loss	—	—	—	—	(7,058)	—	(7,058)	(7,058)
Currency translation adjustment	—	—	—	—	—	(12)	(12)	(12)
Distributions:
Class D redeemable convertible shares	—	—	—	—	(7,000)	—	(7,000)	—
Class D-1 redeemable convertible shares	—	—	—	—	(3,750)	—	(3,750)	—
Accretion of Class C redeemable preference shares	—	—	—	—	(4,904)	—	(4,904)	—
Contributions — Class A shares	—	—	3,196	—	—	—	3,196	—
Capital withdrawal	—	—	(202)	—	—	—	(202)	—
Reallocation of prior over-distribution	—	—	(4,304)	—	4,304	—	—	—

Balance, December 31, 2005	—	—	26,442	—	(136,530)	(309)	(110,397)	(7,070)
Net income for the period January 1, to February 7, 2006	—	—	—	—	3,551	—	3,551	3,551
Distributions:
Class D redeemable convertible shares	—	—	—	—	(710)	—	(710)	—
Class D-1 redeemable convertible shares	—	—	—	—	(380)	—	(380)	—
Accretion of Class C redeemable preference shares	—	—	—	—	(518)	—	(518)	—
Contributions — Class A shares	—	—	283	—	—	—	283	—
Currency translation adjustment	—	—	—	—	—	14	14	14
Reorganization from an LLC to a C Corporation:
Issuance of common shares for Class A and A-1 shares	13,274	133	(26,725)	26,592	—	—	—	—
Issuance of common shares for Class C redeemable preference shares	1,304	13	—	31,287	18,009	—	49,309	—
Issuance of common shares for Class D and D-1 redeemable convertible shares	2,769	28	—	145,244	—	—	145,272	—
Issuance of common stock in initial public offering, net of underwriting discounts	4,915	49	—	71,626	—	—	71,675	—
Direct costs of initial public offering	—	—	—	(5,457)	—	—	(5,457)	—
Share-based compensation expense	—	—	—	7,250	—	—	7,250	—
Issuance of common stock in follow-on offering, net of underwriting discounts	3,582	35	—	76,811	—	—	76,846	—
Direct costs of follow-on offering	—	—	—	(821)	—	—	(821)	—
Repurchases of common shares	(90)	—	—	(233)	—	—	(233)	—
Net income from February 8, 2006 to December 31, 2006	—	—	—	—	31,370	—	31,370	31,370

Balance, December 31, 2006	25,754	$258	$—	$352,299	$(85,208)	$(295)	$267,054	$34,935

See accompanying notes to the consolidated financial statements.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
(formerly Thomas Weisel Partners Group LLC and Subsidiaries)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2006	2005	2004

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$34,921	$(7,058)	$22,682
Noncash items included in net income (loss):
Depreciation and amortization of property and equipment	8,549	9,146	10,055
Share-based compensation expense	7,250	—	—
Deferred tax benefit	(15,862)	—	—
Provision for regulatory investigation	—	—	1,750
Amortization of intangible asset	—	—	323
Write-off of fixed assets	—	—	1,282
Provision for doubtful accounts	7	1,242	72
Provision for facility lease loss	3,337	675	740
Deferred rent expense	(543)	718	1,600
Unrealized and realized gains on partnership and other investments, net	(13,130)	(7,748)	(9,457)
Write-off of intangible asset, net of related liability	—	—	1,074
Other	994	(12)	(83)
Net effect of changes in operating assets and liabilities:
Cash segregated under federal or other regulations	4,049	380	(2,861)
Securities owned and securities sold, but not yet purchased — net	(32,802)	30,991	(42,969)
Corporate finance and syndicate receivables	(9,604)	(790)	7,918
Distributions from investment partnerships	16,045	8,600	5,840
Other assets	4,008	(2,177)	1,257
Receivable from/payable to clearing brokers — net	15,714	1,118	19,298
Accrued expenses and other liabilities	(1,441)	(2,140)	(7,800)
Payable to customers	(3,343)	(389)	2,357
Accrued compensation	(5,168)	7,727	12,455

Net cash provided by operating activities	12,981	40,283	25,533

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,130)	(951)	(1,485)
Sale of property and equipment	—	282	100
Acquisition of intangible asset	—	(243)	(520)
Restricted cash deposits	—	(2,263)	—
Partnership investments purchased	(4,466)	(2,731)	(8,568)
Purchases of investments	(200,258)	—	—
Proceeds from sale of investments	132,007	3,250	—

Net cash used in investing activities	(75,847)	(2,656)	(10,473)

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of capital lease obligation	(279)	(970)	(2,200)
Repayments of notes payable	(23,427)	(4,168)	(5,102)
Proceeds from notes payable	6,217	7,967	5,500
Proceeds from issuance of common stock, net of expenses	142,243	—	—
Repurchase of common stock	(233)	—	—
Contributions from members	283	3,196	4,770
Distributions to members	(6,465)	(10,750)	(32,794)
Withdrawals of capital	(1,581)	(702)	(2,068)

Net cash provided by (used in) financing activities	116,758	(5,427)	(31,894)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	53,892	32,200	(16,834)
CASH AND CASH EQUIVALENTS — Beginning of year	90,193	57,993	74,827

CASH AND CASH EQUIVALENTS — End of year	$144,085	$90,193	$57,993

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$10,063	$4,262	$3,408

Cash paid for taxes	$8,170	$—	$—

Non-cash investing and financing activities:
Acquired fixed assets under capital lease	—	374	368
Decrease in member distributions payable	—	—	(8,294)
Note payable refinanced	—	4,667	—
Capital lease refinanced by note payable	—	1,461	—
Issuance of common shares and warrant for Class C, D and D-1 redeemable convertible preference shares	194,581	—	—
Issuance of senior notes for Class D and D-1 redeemable convertible preference shares	29,728	—	—

See accompanying notes to the consolidated financial statements.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
(formerly Thomas Weisel Partners Group LLC and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization

Organization

Thomas Weisel Partners Group, Inc., a Delaware corporation, together with its subsidiaries (collectively, the “Firm”), is an investment banking firm headquartered in San Francisco with additional offices in New York City, Boston, Silicon Valley, Portland and Mumbai, India.

The Firm operates and is managed as a single operating segment providing investment services that include securities brokerage, investment banking, equity research and asset management. The Firm operates on an integrated basis to best meet the needs of its clients.

The Firm primarily conducts its securities brokerage, investment banking and equity research business through Thomas Weisel Partners LLC (“TWP”). TWP is a registered broker-dealer under the Securities Exchange Act of 1934, is a member of the New York Stock Exchange, Inc. (“NYSE”), American Stock Exchange and the National Association of Securities Dealers, Inc. (“NASD”) and is also a registered introducing broker under the Commodity Exchange Act and member of the National Futures Association. TWP introduces on a fully disclosed basis its proprietary and customer securities transactions to other broker-dealers for clearance and settlement. TWP conducts certain activities through its subsidiary, Thomas Weisel International Private Limited (“TWIPL”), a company formed under the laws of India and approved by the NYSE as a branch of TWP in October 2005.

The Firm primarily conducts its asset management business through Thomas Weisel Capital Management LLC (“TWCM”), a registered investment adviser under the Investment Advisers Act of 1940, which is a general partner of a series of investment funds in venture capital and fund of funds through the following subsidiaries (the “Asset Management Subsidiaries”):

•	Thomas Weisel Venture Partners LLC (“TWVP”), the managing general partner of an early stage venture capital fund that invests in emerging information technology companies;

•	Thomas Weisel Healthcare Venture Partners LLC (“TWHVP”), the managing general partner of a venture capital fund that invests in the emerging life sciences and medical technology sectors, including medical devices, specialty pharmaceuticals, emerging biopharmaceuticals, drug delivery technologies and biotechnology;

•	Thomas Weisel Global Growth Partners LLC (“TWGGP”), a registered investment adviser under the Investment Advisers Act of 1940, which provides fund management and private investor access to premier emerging growth funds in private equity. TWGGP also manages investment funds that are active buyers of secondary interests in private equity funds, as well as portfolios of direct interests in venture-backed companies; and

•	Thomas Weisel India Opportunity LLC (“TWIO”), the managing general partner of a fund of funds targeting venture capital and private equity funds primarily investing in growth businesses in India.

Initial Public Offering and Reorganization Transactions

Thomas Weisel Partners Group, Inc. completed its initial public offering on February 7, 2006 in which it issued and sold 4,914,440 shares of common stock. The Firm’s net proceeds from the initial public offering were $66.2 million.

In connection with the closing of the initial public offering, a number of reorganization transactions were carried out in order to cause Thomas Weisel Partners Group, Inc. to succeed to the business of Thomas Weisel Partners Group LLC. In the reorganization transactions, the members of Thomas Weisel Partners Group LLC received shares of common stock of Thomas Weisel Partners Group, Inc. and, in the

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
(formerly Thomas Weisel Partners Group LLC and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

case of holders of Class D and D-1 shares, received additional consideration in the form of notes and a warrant of Thomas Weisel Partners Group, Inc., in exchange for all of their membership interests and shares of redeemable convertible preference stock of Thomas Weisel Partners Group LLC. The notes that certain members received resulted in $33 million of additional debt for the Firm, recorded at the date of issuance at the estimated fair value of the debt of $29.7 million. See Note 10  — Notes Payable for details on the notes issued and Note 12  — Earnings Per Share for details on the warrant issued.

Follow-On Offering

On May 23, 2006, Thomas Weisel Partners Group, Inc. completed a follow-on offering of its common stock in which it issued and sold 3,581,902 shares of common stock. The Firm received net proceeds from the sale of shares of common stock in this follow-on offering of $76.0 million. In addition, as part of the follow-on offering, selling shareholders sold 2,570,598 shares of common stock, the proceeds of which were not received by the Firm. As of December 31, 2006 there were 25,754,167 shares of common stock of Thomas Weisel Partners Group, Inc. outstanding.

Note 2 — Significant Accounting Policies

Basis of Presentation — These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of Thomas Weisel Partners Group, Inc., and its wholly-owned subsidiaries. Accordingly all intercompany balances and transactions have been eliminated.

Brokerage Revenue — The majority of the Firm’s brokerage revenue is derived from commissions paid by customers from brokerage transactions in equity securities and spreads paid by customers on convertible debt securities. Commission revenues and related expenses resulting from securities transactions executed are recorded on a trade date basis. Brokerage revenue also includes net trading gains and losses, as substantially all of the trading operations are conducted in facilitation of customer orders. In addition, brokerage revenue includes fees paid for investment advisory services provided through the Firm’s private client services group to both institutional and high-net-worth individual investors, based on the value of assets under management, and fees paid to the Firm for equity research. These fees are recognized in income as earned.

Investment Banking Revenue — Investment banking revenues include underwriting and private placement agency fees earned through the Firm’s participation in public offerings and private placements of equity and convertible debt securities and fees earned as a financial advisor in mergers and acquisitions and similar transactions. Underwriting revenues are earned in securities offerings in which the Firm acts as an underwriter and include management fees, selling concessions and underwriting fees. Management fees are recorded on the offering date, selling concessions on the trade date, and underwriting fees at the time the underwriting is completed and the related income is reasonably determinable. Syndicate expenses related to securities offerings in which the Firm acts as underwriter or agent are deferred until the related revenue is recognized. Merger and acquisition fees and other advisory service revenues are generally earned and recognized upon successful completion of the engagement, except for fees earned upon the delivery of a fairness opinion and fees earned ratably over the term of a retainer. Underwriting revenues are presented net of related expenses. Unreimbursed expenses associated with private placement and advisory transactions are recorded as non-compensation expenses.

Asset Management Revenue — Management fees may be earned from either managing investment partnerships or through transaction and other services provided to portfolio companies owned by the investment partnerships. Such fees are recorded as services are provided pursuant to contractual

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
(formerly Thomas Weisel Partners Group LLC and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreements. Management fees earned from investment partnerships are generally paid monthly or quarterly based upon either committed capital or assets under management, depending upon the nature of the investment product. Fees earned from portfolio companies are recorded when the underlying transaction is completed under the terms of the agreement. Also included in asset management revenues are the realized and unrealized gains and losses from revaluation of the Firm’s investments, which are carried on the consolidated statements of financial condition within investments in partnerships and other securities and certain investments held in securities owned and other investments.

In certain investment partnerships the Firm has elected to waive receipt of management fees in lieu of making direct cash capital contributions. These waived management fees are treated as deemed contributions by the Firm to the partnerships, satisfy the capital commitments to which the Firm would otherwise be subject as general partner and are recognized in revenue when the investment partnership generates gains and allocates the gains to the general partner in respect of previously waived management fees. Because waived management fees are contingent upon the recognition of gains by the investment partnership, the recognition in revenue is deferred until the contingency is satisfied in accordance with GAAP.

Customer Concentration — There is a concentration in brokerage revenues among the Firm’s ten largest brokerage clients, as follows (in thousands, except percentages):

	Years Ended December 31,
	2006	2005	2004

Revenues	$31,956	$44,985	$49,653
Percentage of brokerage revenues	26%	32%	32%

Merger and acquisition fees and other advisory revenues for 2005 included revenues of approximately $13.2 million generated from multiple advisory services performed for a single client. There was no customer concentration in merger and acquisition fees and other advisory revenues for 2006 or 2004.

Use of Estimates — The preparation of the Firm’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates may relate to the valuation of securities owned and securities sold, but not yet purchased, the allowance for doubtful accounts for receivables, the valuation of investment partnerships and other securities, the deferred tax valuation allowance, the provision for lease losses and accruals for legal and other contingent liabilities. Actual amounts could differ from those estimates and such differences could be material to the consolidated financial statements.

Cash and Cash Equivalents — The Firm considers highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include cash held by the clearing brokers of $122.8 million and $58.6 million as of December 31, 2006 and 2005, respectively.

Restricted Cash and Cash Required to be Segregated Under Federal or Other Regulations — The restricted cash and cash required to be segregated under Federal or other regulations consists of cash, deposits and short term investments. The balance includes restricted cash and restricted deposits as collateral for letters of credit related to lease commitments. In addition, at December 31, 2005 the Firm maintained cash in a special reserve bank account for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934. The following is detail of the

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
(formerly Thomas Weisel Partners Group LLC and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restricted cash and cash required to be segregated under Federal or other regulations as of December 31, 2006 and 2005 (in thousands):

	December 31,
	2006	2005

Restricted cash	$4,241	$4,241
Restricted deposits	2,227	2,227
Special reserve account	—	4,049

Total restricted cash and cash required to be segregated under Federal or other regulations	$6,468	$10,517

Securities Owned and Securities Sold, but not yet Purchased and Other Investments — Securities owned and securities sold, but not yet purchased and other investments are recorded on a trade date basis and are carried at fair value. Realized and unrealized gains and/or losses have been reflected within brokerage revenues or asset management revenues in the consolidated statement of operations. Equity securities are carried at market value which is determined using quoted market prices when available. Convertible debt securities and other fixed income securities are carried at market value determined using dealer quotes, recent transactions and comparable fixed income values.

Property and Equipment — Property and equipment, including office furniture and equipment, hardware and software and leasehold improvements, are stated at cost, net of accumulated depreciation and amortization. Depreciation of furniture, equipment and computer hardware and software is computed using the straight-line method over the estimated useful lives of the assets, ranging from three to seven years. Leasehold improvements are amortized over the shorter of the term of the lease or the useful life of the asset, as appropriate.

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

Liability for Lease Losses — Included in accrued expenses and other liabilities on the consolidated statements of financial condition is a liability for lease losses related to office space that the Firm sub-leased or abandoned due to staff reductions. The Firm estimates its liability for lease losses as the net present value of the differences between lease payments and receipts under sublease agreements, if any.

Receivable from/Payable to Clearing Brokers — TWP clears customer transactions through other broker-dealers on a fully disclosed basis. The amount receivable from/payable to the clearing brokers relates to such transactions. TWP has indemnified the clearing brokers for any losses as a result of customer nonperformance.

Fair Value of Financial Instruments — Investments in partnerships and other securities and other investments are recorded at estimated fair value. All other financial assets and liabilities are recorded at their cost or contract amount (consisting primarily of corporate finance and syndicate receivables,

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
(formerly Thomas Weisel Partners Group LLC and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

receivable from/payable to clearing brokers and notes payable and certain other assets) which is considered by management to approximate their fair value as they are short-term in nature or are subject to frequent repricing.

Corporate Finance and Syndicate Receivables — Corporate finance and syndicate receivables include receivables relating to the Firm’s investment banking or advisory engagements. The Firm records an allowance for doubtful accounts on these receivables on a specific identification basis.

Partnership Investments — Partnership investments consist of the Firm’s general and limited partnership interests in investment partnerships. These investments are accounted for using the fair value method, which requires unrealized gains and losses to be recorded in the consolidated statements of operations, based on the percentage interest in the underlying partnerships. The net assets of the investment partnerships consist primarily of investments in marketable and non-marketable securities. The underlying investments held by such partnerships are valued based on quoted market prices, or estimated fair value if there is no public market. For investments in partnerships in which one of the Asset Management Subsidiaries is a general partner, such estimates of fair value of the partnerships’ non-marketable investments are ultimately determined by the general partner of the partnerships. Due to the inherent uncertainty of valuation, fair values of these non-marketable investments may differ from the values that would have been used had a ready market existed for these investments, and the differences could be material.

The Asset Management Subsidiaries earn management and other fees from the investment partnerships which they manage or are a general partner of. Such management fees are generally based on the net assets or committed capital of the underlying partnerships. In addition, the Asset Management Subsidiaries are entitled to allocations of the appreciation and depreciation in the fair value of the underlying partnerships from their general partnership interests in the partnerships. Such allocations are based on the terms of the respective partnership agreements. The Asset Management Subsidiaries have agreed in certain cases to waive management fees, in lieu of making a cash contribution, in satisfaction of the general partner investment commitments to the investment partnerships.

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

Redeemable Convertible Preference Stock — Redeemable convertible preference shares included Class C, D, and D-1 preferred shares. The preferred shares provided a redemption option to their holders and were classified outside of permanent equity. The Firm applied EITF D-98, Classification and Measurement of Redeemable Securities, to account for its redeemable preferred stock. EITF D-98 requires use of the current redemption value at the date of issue as the initial carrying amount of redeemable preferred stock and, if currently redeemable, the security should be adjusted to its redemption amount at each balance sheet date. Accretion of redeemable preferred stock, representing an increase or decrease in the carrying amount of the stock during the period, was charged directly against retained earnings (deficit) and reduced or increased income attributable to Class A and Class C shareholders as disclosed on the face of the accompanying consolidated statements of operations. The Firm’s Class C shares were valued at the current redemption value equal to redemption price that resulted in a 12% internal rate of return on aggregate capital contributions, net of disbursements, at each consolidated statement of financial condition date (see Note 3 — Shareholders’ and Members’ Equity (Deficit)). The Firm’s Class D and D-1 shares were valued at the redemption price equal to the net aggregate contributions. Preferred

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
(formerly Thomas Weisel Partners Group LLC and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dividends for the Class D and D-1 shares were charged directly against retained earnings (deficit) and reduced income attributable to Class A, B and C shareholders.

Compensation and Benefits — Compensation and benefits expense includes salary, bonus (both discretionary awards and guaranteed amounts), expense related to share-based compensation, severance, as well as all employee benefits. Share-based compensation is accrued over the vesting period of the related restricted stock units. Bonuses are accrued over the service period to which they relate. In the case of guaranteed amounts, the service period is defined by the contract, whereas the service period for discretionary awards is defined by the payment dates and the conditions, if any, that must be fulfilled in order to receive the award.

Class B Shareholders were employee owners in the Firm. Prior to the reorganization transactions these individuals (the “Partners”) received periodic distributions of operating proceeds which were reported in the Statements of Changes in Members’ Equity (Deficit) as distributions. No distributions were made to the Partners for the years ended December 31, 2006 and 2005. The aggregate amount of cash distributions received by the Partners was $13.8 million for the year ended December 31, 2004. In connection with the Firm’s reorganization into a corporation in connection with its initial public offering each Class B share was cancelled without payment of any consideration.

Non-Compensation Expenses — Non-compensation expenses include brokerage execution, clearance and account administration, communications and data processing, depreciation and amortization, marketing and promotion, occupancy and equipment and other expenses. Such expenses are accrued as incurred.

Provision for Taxes — Prior to the reorganization of the Firm from a limited liability company to a corporation in February 2006, all income and losses of the Firm were reportable by the individual members of the limited liability company in accordance with the Internal Revenue Code. Accordingly, the U.S. federal and state income taxes payable by the members, based upon their share of the Firm’s net income, have not been reflected in the accompanying consolidated financial statements for periods prior to the reorganization. The Firm was liable for local unincorporated business tax on business conducted in New York City, City of San Francisco business tax and income tax on current income realized by its foreign subsidiaries. The Firm does record income tax expense on the earnings of its foreign subsidiaries, but it does not provide any distribution taxes on the undistributed earnings of these subsidiaries as the Firm intends to reinvest any earnings indefinitely.

After the reorganization, the Firm accounts for taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax bases of its assets and liabilities.

Comprehensive Income — Comprehensive income consists of two components, net income (loss) and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that are recorded as an element of shareholders’ and members’ equity (deficit) but are excluded from net income (loss). The Firm’s other comprehensive income is comprised of foreign currency translation adjustments.

Foreign Currency Translation — Assets and liabilities denominated in non-U.S. currencies are translated at the rate of exchange prevailing on the date of the consolidated statements of financial condition, and revenues and expenses are translated at average rates of exchange for the period. Gains (losses) on translation of the consolidated financial statements are from the Firm’s UK subsidiary and the Firm’s subsidiaries in Mauritius and India where the functional currency is not the U.S. dollar. Translation gains (losses) were not significant for each of the years ended December 31, 2006, 2005 and 2004 and are reflected as a component of accumulated other comprehensive income (loss). Gains and losses on

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
(formerly Thomas Weisel Partners Group LLC and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

foreign currency transactions, which are not significant, are included in the consolidated statements of operations.

New Accounting Pronouncements

Statement of Financial Accounting Standards No. 123(R) — Share-Based Payment” (SFAS No. 123(R)).  In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), Share-Based Payment. This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The statement establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods and services. The primary focus of this statement is accounting for transactions in which an entity obtains employee services in share-based payment transactions; requiring companies to expense employee share-based payments at their fair value through earnings as such awards vest. In April 2005, the Securities and Exchange Commission (“SEC”) announced that the revised effective date was delayed to no later than fiscal years beginning after June 15, 2005. The Firm has adopted, beginning January 1, 2006, and reports share-based compensation in accordance with the provisions of SFAS No. 123(R). Prior to February 7, 2006, the Firm operated as a limited liability company and had not historically issued share-based compensation awards. Accordingly, the impact of adopting SFAS No. 123(R) was not material. Because the Firm did not have share-based payment awards outstanding prior to the adoption of SFAS No. 123(R), the Firm was not required to apply any of the transition requirements of this standard. The implementation of this standard is discussed in Note 13 — Share-Based Compensation.

Staff Accounting Bulletin No. 107 — Share-Based Payment” (SAB No. 107).  In March 2005, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, which expresses the SEC staff’s views on SFAS No. 123(R). In particular, SAB No. 107 describes the SEC staff’s views on share-based payment transactions with non-employees; topics relating to valuation methods, such as guidance regarding estimates of expected volatility and term; the classification of share-based compensation expense; non-GAAP financial measures in the financial statements relating to share-based payments; capitalization of compensation cost related to share-based payment arrangements; accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R); and disclosure in Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to share-based payments subsequent to adoption of SFAS No. 123(R). The Firm has adopted SAB No. 107 in conjunction with its adoption of SFAS No. 123(R).

Statement of Financial Accounting Standards No. 154 — Accounting Changes and Error Corrections” (SFAS No. 154).  In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This statement supersedes APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. The statement applies to all voluntary changes in accounting principle, changing the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. The statement requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The Firm has adopted this statement effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Firm’s consolidated statements of financial condition, operations and cash flows.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
(formerly Thomas Weisel Partners Group LLC and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN No. 48).  In June 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. FIN No. 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken, or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Firm is currently evaluating the impact, if any, that the adoption of FIN No. 48 will have on the Firm’s consolidated statements of financial condition, operations and cash flows.

Statement of Financial Accounting Standards No. 157 — “Fair Value Measurements” (SFAS No. 157).  In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The primary focus of this statement is to increase consistency and comparability in fair value measurements, as well as provide better information about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements, and the effect fair value measurements have on earnings for the period, if any. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Firm is currently evaluating the impact, if any, that the adoption of SFAS No. 157 will have on the Firm’s consolidated statements of financial condition, operations and cash flows.

Statement of Financial Accounting Standards No. 159 — “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159).  In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Firm is currently evaluating the impact, if any, that the adoption of SFAS No. 159 will have on the Firm’s consolidated statements of financial condition, operations and cash flows.

Staff Accounting Bulletin No. 108 — “Quantifying Financial Statement Misstatements” (SAB No. 108).  In September 2006, the SEC staff issued SAB No. 108, Quantifying Financial Statement Misstatements, which provides interpretive guidance on how the effects of a carryover or reversal of a prior year misstatement should be considered in calculating a current year misstatement. The Firm has adopted this statement effective December 31, 2006. The adoption of SAB No. 108 did not have a material effect on the Firm’s consolidated statements of financial condition, operations and cash flows.

Note 3 — Shareholders’ and Members’ Equity (Deficit)

Prior to the Firm’s initial public offering in February 2006, the Firm operated as a limited liability company. The Firm’s Limited Liability Company Agreement (the “LLC Agreement”) set forth the rights and obligations of members of the Firm and provided that the Firm’s Executive Committee was responsible for managing the affairs of the Firm. In connection with the Firm’s conversion to a corporation, a Board of Directors (the “Board”) was constituted with ultimate responsibility for management of the Firm.

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

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
(formerly Thomas Weisel Partners Group LLC and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Class A, A-1 and B shares were held by the then partners and former partners of the Firm and represented equity interests and certain rights with respect to distributions of operating profits. In addition, holders of Class A shares had rights to a guaranteed return, paid at the end of each quarter based on the prime rate for the prior quarter. The Class C, D and D-1 shares were issued to strategic investors, including California Public Employees’ Retirement System, Nomura America Investment, Inc., private equity investors and venture capital investors. The Class C, D and D-1 shares were redeemable convertible shares and included certain preferred dividend and liquidation rights. In particular, holders of Class C shares had the right to sell all or a portion of their Class C shares back to the Firm at any time at a price that would result in a 12% internal rate of return. Holders of Class D shares were entitled to a 7% annual preferred return that was distributed semiannually. Holders of Class D-1 shares were entitled to a 5% annual preferred return that was distributed semiannually. All of these preference features terminated in connection with the initial public offering.

Income (Loss) Attributable to Class A, B and C Shareholders

The Firm’s net income (loss) for the periods ended February 7, 2006 and prior are shown after deducting the guaranteed return to Class A shareholders included in compensation and benefits expense. The Firm deducts all preferred returns payable from net income (loss), including preferred dividends payable to Class D and D-1 shareholders and accretion of Class C shares to arrive at net income (loss) attributable to Class A, B and C shareholders.

Note 4 — Securities Owned and Securities Sold, But Not Yet Purchased

Securities owned and securities sold, but not yet purchased are as follows at December 31, 2006 and 2005 (in thousands):

	December 31,
	2006		2005
		Sold, But		Sold, But
		Not Yet		Not Yet
	Owned	Purchased	Owned	Purchased

Equity securities	$25,260	$63,078	$15,232	$74,685
Convertible bonds	111,773	22,610	83,295	4,321
U.S. Treasury securities	—	5,002	—	5,980

Total securities owned and securities sold, but not yet purchased	$137,033	$90,690	$98,527	$84,986

At December 31, 2006 and 2005, securities sold, but not yet purchased are collateralized by securities owned that are held at the clearing brokers.

Convertible bonds include certain securities that are not readily marketable. These are investment securities that cannot be publicly offered or sold unless registration has been affected under the Securities Act of 1933. The estimated fair value of the securities not readily marketable included in the convertible bonds sold, but not yet purchased was approximately $8.6 million and $0.0 million at December 31, 2006 and 2005, respectively.

Note 5 — Investments in Partnerships and Other Securities

Investments in partnerships and other securities consist of investments in private equity partnerships and traded securities. Included in private equity investments are the general partner investments in investment partnerships and the adjustments recorded to reflect these investments at fair value. The Firm

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
(formerly Thomas Weisel Partners Group LLC and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

waived and continues to waive certain management fees with respect to certain of these partnerships. These waived fees constitute deemed contributions to the investment partnerships that serve to satisfy the Firm’s general partner commitment, as provided in the underlying investment partnerships’ partnership agreements. The Firm does not recognize revenue or increase its carrying value in the investment partnerships with respect to the waived fees until the investment partnerships realize gains and provide a special allocation of the gains to the Firm. The total revenues or losses that were attributable to allocation of investment gains or losses on investment partnerships and other securities were gains of $13.3 million, $7.5 million and $9.1 million for the years ended December 2006, 2005 and 2004, respectively. The total amount of waived management fees available to be earned by the Firm in the future is $13.6 million. The amount of future revenue to be recognized by the Firm, if any, through allocations of gains in respect of previously waived management fees is subject to the generation of future investment gains.

Recorded as part of asset management revenues during the year ended December 31, 2005 was a sale of the Firm’s New York Stock Exchange seat in November 2005 for $3.3 million, which resulted in a gain on the sale of $1.6 million. The Firm originally acquired the seat in 1999 for $2.7 million, and the asset was written down in 2003 to $1.7 million.

The Firm has put in place incentive compensation arrangements that are structured under separate limited liability company agreements in order to incentivize certain of the Firm’s professionals responsible for managing such business. Compensation expense associated with these payments to these individuals was $3.0 million, $6.4 million and $7.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

In November 2005, the Firm completed a transaction pursuant to which the responsibility for management and operations of certain of the Firm’s private equity funds, including Thomas Weisel Capital Partners, L.P. and affiliated funds (“TWCP”) was assumed by a new general partner owned by former employees of the Firm who had been actively involved in the management of those funds. TWCP was formed in 1999 with an original capital commitment of approximately $1.3 billion. The management fees and transaction related fees from TWCP have been reflected in the Firm’s historical results of operations, including $15.6 million and $16.9 million in the years ended December 31, 2005 and 2004, respectively. A subsidiary of the Firm remains as a general partner but the new general partner has primary management responsibility. As a result of these arrangements, the Firm is no longer entitled to management fees from TWCP but the Firm retains the right to receive distributions with respect to its capital account. In connection with the closing of the transaction, the Firm recorded a loss of approximately $2.3 million in the year ended December 31, 2005, which included payments to the Firm’s former employees and certain transaction-related expenses that the Firm agreed to assume in connection with the transfer of management responsibility of TWCP.

In 2006, the Firm entered into an agreement with certain of its then current employees responsible for the management of Thomas Weisel Healthcare Venture Partners L.P., a venture fund investing in healthcare portfolio companies, under which these employees established a third-party investment management company to provide management services to the fund. Under the agreement, the Firm will retain its general partner interest, carried interest and capital account in the fund. The third party investment management company will receive substantially all of the management fee revenues previously recorded by the Firm as general partner of the fund. In the accompanying consolidated statements of operations the management fee revenues are recorded net of the related sub-advisory expenses to the third party investment management company.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
(formerly Thomas Weisel Partners Group LLC and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Other Investments

Other investments consist of investments recorded at market prices as follows at December 31, 2006 and 2005 (in thousands):

	December 31,
	2006	2005

Auction rate securities	$49,400	$—
Municipal debt securities	22,125	—
Equity securities	1,902	4,632

Total other investments	$73,427	$4,632

The auction rate securities represent short-term municipal securities of high investment grade rating, interest on which is exempt from federal income tax.

Note 7 — Related Party Transactions

Receivables from related parties consist of the following at December 31, 2006 and 2005 (in thousands):

	December 31,
	2006	2005

Co-Investment Fund loans to employees and former employees	$4,390	$6,480
Employee loans and other employee receivables	1,083	1,747
Less: Allowance for doubtful loans	(2,507)	(3,316)

Total receivables from related parties	$2,966	$4,911

Related Party Loans

Co-Investment Funds — In 2000 and 2001 the Firm established an investment program for employees wherein employees who qualified as accredited investors were able to contribute up to 4% of their compensation to private equity funds (the “Co-Investment Funds”). The Co-Investment Funds were established solely for employees of the Firm and invested side-by-side with the Firm’s affiliates, TWCP and Thomas Weisel Venture Partners L.P. As part of this program, the Firm made loans to employees for capital contributions to the Co-Investment Funds in amounts up to 400% of employees’ contributions. The Firm holds as collateral the investment in the Co-Investment Funds and establishes a reserve that reduces the carrying value of the receivable to the fair value of the collateralized ownership interest of the employees and former employees in the Co-Investment Funds. The Firm discontinued the investment program for employees in 2002. For the years ended December 31, 2006 and December 31, 2005, the Co-Investment Funds distributed $2.0 million and $1.1 million, respectively, which was credited towards repayment of loans to employees.

Employee Loans — The Firm from time to time prior to its initial public offering made unsecured interest bearing loans to its employees. These loans were not part of a Firm program, but were made as a matter of course. The Firm has established a reserve for the face value of these loans.

Other Related Party Transactions

The Firm provides personal office services to Mr. Weisel, its Chairman and Chief Executive Officer. Beginning January 1, 2006 the Firm reached an agreement with Mr. Weisel that he would reimburse the

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
(formerly Thomas Weisel Partners Group LLC and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Firm for out-of-pocket expenses the Firm incurs for these services. Amounts incurred by the Firm for these services for the year ended December 31, 2006 were approximately $243,000. Prior to January 1, 2006, the Firm had borne the costs of these services. The Firm’s incremental costs attributable to personal office services provided to Mr. Weisel were approximately $390,000 and $275,000 for the years ended December 31, 2005 and 2004, respectively.

In addition, Mr. Weisel and certain other employees of the Firm from time to time use an airplane owned by Ross Investments Inc., an entity wholly owned by Mr. Weisel, for business travel. The Firm and Ross Investments, Inc. have adopted a time-sharing agreement in accordance with Federal Aviation Regulation 91.501 to govern the Firm’s use of the Ross Investments Inc. aircraft, pursuant to which the Firm reimburses Ross Investments Inc. for the travel expenses in an amount generally comparable to the expenses the Firm would have incurred for business travel on commercial airlines for similar trips. For the years ended December 31, 2006, 2005 and 2004 the Firm paid approximately $428,000, $148,000 and $191,000, respectively, to Ross Investments Inc. on account of such expenses. These amounts are included in Marketing and promotion expense within the consolidated statements of operations.

According to filings it has made with the SEC, as of December 31, 2006, Fidelity Management & Research Company (“Fidelity”) was the beneficial owner of approximately 11% of the common stock outstanding by the Firm as a result of acting as investment adviser to various investment companies. In addition, Fidelity is one of the Firm’s largest institutional brokerage clients in terms of commission revenues, and is also the parent company of one of TWP’s clearing brokers.

Note 8 — Property and Equipment

Property and equipment consisted of the following at December 31, 2006 and 2005 (in thousands):

	December 31,
	2006	2005

Leasehold improvements	$63,325	$62,526
Equipment, computer hardware and software	30,342	28,136
Furniture and artwork	17,064	16,909
Capital leases	375	774

Total property and equipment	111,106	108,345
Less: Accumulated depreciation and amortization	(86,917)	(78,745)

Total property and equipment, net	$24,189	$29,600

Depreciation and amortization expense related to property and equipment totaled $8.5 million, $9.1 million and $10.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Note 9 — Accrued Expenses and Other Liabilities

Included in the balance of accrued expenses and other liabilities is a liability for lease losses related to office space that the Firm subleased or abandoned due to staff reductions in 2001 and 2002. The liability for lease losses was $7.5 million and $6.5 million at December 31, 2006 and 2005, respectively, and will expire with the termination of the relevant facility leases through 2010. The provision for lease loss was $3.3 million, $0.7 million, and $0.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. The Firm estimates its liability for lease losses as the net present value of the differences between lease payments and receipts under sublease agreements, if any. This liability is affected by the Firm’s estimate of future facility requirements and sublease assumptions, including assumptions regarding

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
(formerly Thomas Weisel Partners Group LLC and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

its intent to reoccupy subleased space following the expiration of subleases. If the Firm subsequently determines that it will not utilize space or decides to sublease additional space, this liability could increase with a corresponding charge to expenses.

Also included in accrued expenses and other liabilities at December 31, 2006 and 2005 is an accrual for anticipated settlement amounts related to matters described in Note 16 — Commitments, Guarantees and Contingencies. In addition, the balance as of December 31, 2005 includes an accrual for the preferred return and distribution amounts due to the Class D and D-1 shareholders. No such accrual is included at December 31, 2006 due to the Firm’s conversion from a limited liability company to a corporation in 2006 and the related reorganization transactions described in Note 1 — Organization.

Included in other expenses in the consolidated statements of operations are insurance recoveries of $4.3 million, $3.7 million and $0.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. These amounts represent recovery of legal expenses the Firm incurred in the past to defend various legal matters and reduce the total expense in the other expense line item. These amounts are not accrued as recoverable until amounts are considered probable of recovery.

During 2004, the Firm made a strategic decision to close the value strategies asset management business that it had acquired in 2002. In connection with this transaction, the Firm wrote off the remaining unamortized intangible asset of $1.4 million that was recorded at the time of acquisition. This loss was included in other expenses in the consolidated statement of operations for the year ended December 31, 2004. Additionally, the Firm reversed its remaining liability payable for the purchase of this business of $0.3 million pursuant to a cancellation agreement with the previous owners of the value strategies business. This amount is also recorded in other expense in the consolidated statement of operations for the year ended December 31, 2004.

Note 10 — Notes Payable

Senior Notes

Concurrent with its initial public offering, the Firm entered into several reorganization transactions whereby it issued three separate unsecured senior notes in the aggregate principal amount of $33 million. Two notes, each $10 million in principal, were issued to California Public Employees’ Retirement System. The first $10 million note was called “Senior Note” and the second $10 million note was called “Contingent Payment Senior Note”. The third note, in the principal amount of $13 million, was issued to Nomura America Investment, Inc. and was also called “Senior Note” with similar terms and covenants to the Senior Note issued to California Public Employees’ Retirement System. Both note holders were investors in Thomas Weisel Partners Group LLC, the predecessor to the Firm, and received the notes in partial consideration of exchange of their Class D and D-1 redeemable convertible shares. See Note 1 — Organization for details on the reorganization transactions.

The two Senior Notes in the aggregate principal amount of $23 million bear interest at a floating rate equal to the mid-term applicable federal rate in effect from time to time and mature in 2011. The Contingent Payment Senior Note bears no interest and provides for payments as and when certain distributions from TWCP, are made, with a maximum term of five years. As the interest rate terms for all three notes are at amounts more favorable than the current market incremental borrowing rate for the Firm, the notes were recorded at fair value and the discounts are being amortized over the terms of the loans. As the term of the Contingent Payment Senior Note is linked to distributions, as described above, estimates were made by the Firm and applied in determining the estimated term of the Contingent Payment Senior Note and the associated discount. The discount for the Contingent Payment Senior Note is being amortized over its full expected term maturing in 2011.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
(formerly Thomas Weisel Partners Group LLC and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Covenants

The Senior Notes, Contingent Payment Senior Note and Secured Note shown below include financial covenants including restrictions on additional indebtedness and requirements that the notes be repaid should the Firm enter into a transaction to liquidate or dispose of all or substantially all of its property, business or assets. The Secured Note also contains various covenants and restrictions, the most restrictive of which require the Firm to maintain a minimum net worth. The Firm was in compliance with all covenants at December 31, 2006 and December 31, 2005.

Notes payable consists of the following at December 31, 2006 and 2005 (in thousands):

	December 31,
	2006		2005
	Principal	Carrying	Principal Amount
	Amount	Amount	and Carrying Amount

Senior Note(a)	$13,000	$12,056	$—
Senior Note(a)	10,000	9,274	—
Contingent Payment Senior Note(b)	4,417	3,536	—
Secured Note, floating at LIBOR + 2.85%(c)	7,467	7,467	11,200
Note at LIBOR + 2.00%(d)	—	—	2,894
Note at Prime + 0.50%(d)	—	—	5,000

Total notes payable	$34,884	$32,333	$19,094

(a)	The Firm has recorded the debt principal at a discount to reflect the below-market stated interest rate of these notes. The Firm amortizes the discount to interest expense so that the interest expense approximates the Firm’s incremental borrowing rate.

(b)	The Contingent Payment Senior Note has a variable due date based upon distributions received from certain private equity funds. The Firm has recorded the debt principal at a discount and amortizes the discount to interest expense so that the interest expense on this non-interest bearing note approximates the Firm’s incremental borrowing rate. For the year ended December 31, 2006, the Firm received $5.6 million in distributions that were used to repay principal on this note.

(c)	Amounts are due in equal monthly installments through December 2008. The note is secured by all the fixed assets and leasehold improvements of the Firm.

(d)	Fully repaid during the year ended December 31, 2006.

As of December 31, 2006 and 2005 the fair value for each of the notes payable presented above approximates the carrying value as of December 31, 2006 and 2005.

During the year ended December 31, 2006 the Firm borrowed $6.2 million against its $10 million revolving line of credit with First Republic Bank, which was subsequently repaid to First Republic Bank prior to December 31, 2006. As of December 31, 2006 there were no amounts outstanding under this facility and in January 2007 the facility was terminated by the Firm.

In addition, during the year ended December 31, 2006 the Firm paid a commitment fee of 1.0% on a $40.0 million subordinated borrowing facility (see Note 19 — Subordinated Borrowings). This facility, which was not drawn upon during 2006, was terminated by the Firm in November 2006.

The weighted-average interest rate for notes payable was 7.23%, 6.28% and 5.33% at December 31, 2006, 2005 and 2004, respectively.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
(formerly Thomas Weisel Partners Group LLC and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Scheduled principal payments for notes payable at December 31, 2006 are as follows (in thousands):

2007	$4,106
2008	3,734
2009	—
2010	1,544
2011	25,500
Thereafter	—

Total	$34,884

Note 11 — Capital Leases

The Firm has entered into various capital leases. Property and equipment acquired under these leases consist of the following at December 31, 2006 and 2005 (in thousands):

	December 31,
	2006	2005

Equipment, computer hardware and software	$375	$774
Less: Accumulated amortization	(219)	(360)

Total equipment, computer hardware and software under capital leases	$156	$414

For the years ended December 31, 2006 and 2005, amortization expense is included in depreciation and amortization expense on the consolidated statements of operations.

Future minimum lease payments for the above assets under capital leases at December 31, 2006 are as follows (in thousands):

2007	$104
2008	70

Total minimum lease payments	174
Less: Amounts representing interest	(8)

Net present value of minimum lease payments	$166

Note 12 — Earnings Per Share

The Firm calculates its basic and diluted earnings per share in accordance with SFAS No. 128, Earnings per Share. Basic shares outstanding for the year ended December 31, 2006 are calculated assuming exchange of the Firm’s Class C, D and D-1 redeemable convertible preference shares and Class A shares for shares of common stock, notes payable and a warrant had been consummated on January 1, 2006. The sales of shares of common stock pursuant to the Firm’s initial public offering are considered outstanding from the date of the initial public offering and the sales of shares of common stock pursuant to the Firm’s follow-on offering are considered outstanding from the date of the follow-on offering. See Note 1  — Organization for discussion of the initial public offering and reorganization transactions and the follow-on offering.

Diluted shares outstanding for the year ended December 31, 2006 are calculated including the effect of the dilutive instruments. The Firm uses the treasury stock method to reflect the potential dilutive effect of the unvested restricted stock units, warrant and unexercised stock options.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
(formerly Thomas Weisel Partners Group LLC and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For purposes of computing dilutive shares outstanding, the shares of common stock underlying unvested restricted stock units of 1,897,485 as of December 31, 2006 are assumed to have been delivered at the times of the grants. In applying the treasury stock method, the assumed proceeds from the assumed vesting and delivery were equal to the sum of (i) the amount of compensation cost attributed to future services and not yet recognized as of December 31, 2006 and (ii) the amount of tax benefit that was credited to additional paid-in capital assuming vesting and delivery of the restricted stock units. The tax benefit is the amount resulting from a tax deduction for compensation in excess of compensation expense recognized for financial reporting purposes.

The proceeds for the year ended December 31, 2006 were assumed to be used to purchase the shares of common stock at the average market price during the period February 7, 2006 to December 31, 2006. The incremental shares of 866,537 for the year ended December 31, 2006 were equal to the difference between the number of shares assumed issued on grant dates and the number of shares assumed purchased and were included in the denominator of the diluted earnings per share computations for the periods that they were outstanding during the year ended December 31, 2006.

For purposes of computing dilutive shares outstanding for the year ending December 31, 2006, exercise of the warrant, as discussed in Note 1 — Organization, was assumed at the beginning of the period and shares of common stock of 486,486 were assumed to be issued. The incremental shares of 99,060 for the year ended December 31, 2006 were calculated as the difference between the number of shares assumed issued and the number of shares assumed purchased at the average share price during the year and were included in the denominator of the diluted earnings per share computation.

Stock options for 32,831 shares of common stock were excluded from the computation of diluted earnings per share for the year ended December 31, 2006 as they were anti-dilutive.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
(formerly Thomas Weisel Partners Group LLC and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table is a reconciliation of basic and diluted income per share (in thousands, except per share data):

	December 31,
	2006	2005

BASIC:
Numerator:
Net income (loss)	$34,921	$(7,058)
Less: Preferred dividends and accretion	1,608	15,654

Net income (loss) attributable to common shareholders and to class A, B and C shareholders	$33,313	$(22,712)

Denominator:
Basic weighted average shares outstanding	23,980

Per Share:
Earnings per share	$1.39

DILUTED:
Numerator:
Net income (loss)	$34,921	$(7,058)
Less: Preferred dividends and accretion	1,608	15,654

Net income (loss) attributable to common shareholders and to class A, B and C shareholders	$33,313	$(22,712)

Denominator:
Basic weighted average shares outstanding	23,980
Effect of dilutive securities:
Weighted average restricted stock units	866
Weighted average warrant	99

Diluted weighted average shares outstanding	24,945

Per Share:
Earnings per share	$1.34

Note 13 — Share-Based Compensation

On January 27, 2006 the Board approved and the Firm adopted the Thomas Weisel Partners Group, Inc. Equity Incentive Plan (the “Equity Incentive Plan”) which provides for the awards of non-qualified and incentive stock options, restricted stock and restricted stock units and other share-based awards to officers, directors, employees, consultants and advisors of the Firm. The Equity Incentive Plan provides for shares to be issued up to a maximum of 5,000,000 shares, with certain restrictions regarding the amount of awards granted in any calendar year. In April 2007, the Firm expects to submit to its shareholders for approval a proposal to amend the Equity Incentive Plan, including increasing the maximum number of shares to be issued thereunder.

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

The fair value of each option award is estimated on the date of grant using a Black-Scholes Merton option pricing model that uses the assumptions noted in the table below. The weighted-average grant-date fair value of the option awards granted during the year ended December 31, 2006 was $9.90 per share.

Expected volatility — Based on the lack of historical data for the Firm’s own shares, the Firm based its expected volatility on a representative peer group that took into account the criteria outlined in SAB No. 107: industry, market capitalization, stage of life cycle and capital structure.

Expected term — Expected term represents the period of time that options granted are expected to be outstanding. The Firm elected to use the “simplified” calculation method, which was provided for by SAB No. 107 to be used for companies that lack extensive historical data. Under the “simplified” calculation method, the expected term was calculated as an average of the vesting period and the contractual life of the options.

Risk-free interest rate — Based on the U.S. Treasury zero-coupon bond rate with a remaining term approximate of the expected term of the option.

Dividend yield — As the Firm has not paid, nor does it currently plan to pay, dividends in the future, the assumed dividend yield is zero.

	Year Ended December 31,
	2006	2005

Expected volatility	35%	—%
Expected term (in years)	6.25	—
Risk-free interest rate	4.71%	—%
Dividend yield	—%	—%

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
(formerly Thomas Weisel Partners Group LLC and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of option activity under the Equity Incentive Plan for the year ended December 31, 2006 is presented below:

Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual Life	Intrinsic
	Options	Exercise Price	(In Years)	Value

Outstanding, December 31, 2005	—	$—	—	$—
Granted	32,831	22.70	10.00	—
Exercised	—	—	—	—
Cancelled	—	—	—	—
Expired	—	—	—	—

Outstanding, December 31, 2006	32,831	$22.70	9.23	$—

Exercisable, December 31, 2006	—	$—	—	$—

As of December 31, 2006 approximately 6,150 options were vested. The Firm has assumed that there will be no forfeitures of the options outstanding as of December 31, 2006 and therefore expects the total amount to vest over their remaining vesting period.

As of December 31, 2006 the total unrecognized compensation expense related to non-vested options was approximately $0.3 million. This cost is expected to be recognized over a weighted-average period of 3.2 years.

The Firm will issue new shares of common stock upon exercise of stock options.

Restricted Stock Units

Upon completion of its initial public offering, the Firm granted to a broad group of its employees and advisors and each of its independent directors’ restricted stock units with respect to which shares of the Firm’s common stock are deliverable. The allocation of these restricted stock units to the employees was determined on a discretionary basis and the grants to the independent directors were determined in accordance with the director compensation policy. The value of these restricted stock units was based on the market price on the date of grant. These restricted stock units vest in three equal installments, a portion of which vested on February 7, 2007, and the remaining unvested portion will vest equally on February 7, 2008 and 2009, subject to the employee’s continued employment with the Firm, but will vest earlier in the event of a change of control. After vesting, the shares of common stock underlying most of these restricted stock units will be deliverable in three equal installments on or about February 7, 2009, 2010 and 2011, respectively, but may be deliverable earlier in the event of a change in control.

In addition to the grant of restricted stock units made in connection with completion of the Firm’s initial public offering, the Firm makes grants of restricted stock units from time to time in connection with its regular compensation and hiring process. Although the terms of individual grants vary, as a general matter, grants of restricted stock units made in connection with the Firm’s regular compensation and hiring process will vest over a four-year service period, subject to the employee’s continued employment with the Firm, but may vest earlier in the event of a change of control. The shares of common stock underlying these restricted stock units will be deliverable on or about the related vesting date.

The Firm recorded $7.3 million in non-cash compensation expense for the year ended December 31, 2006 with respect to grants of restricted stock units. For the year ended December 31, 2005 there were no restricted stock units outstanding.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
(formerly Thomas Weisel Partners Group LLC and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of non-vested restricted stock unit activity for the year ended December 31, 2006 is presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value

Non-vested, December 31, 2005	—	$—
Issued	2,119,860	15.12
Vested	(20,457)	15.00
Cancelled	(201,918)	15.04

Non-vested, December 31, 2006	1,897,485	$15.13

The fair value of the shares vested during the year ended December 31, 2006 was $0.3 million.

As of December 31, 2006 there was $18.5 million of total unrecognized compensation expense related to non-vested restricted stock unit awards. This cost is expected to be recognized over a weighted-average period of 2.2 years.

On February 9, 2007, the Firm made an additional grant of 1,234,491 restricted stock units in connection with its regular compensation process. The restricted stock units granted will vest over a four-year service period, subject to the employee’s continued employment with the Firm, and the shares of common stock underlying these restricted stock units will be deliverable on or about the related vesting date.

Note 14 — Income Taxes

Prior to the reorganization of the Firm from a limited liability company to a corporation in February 2006, all income and losses of the Firm, except income from its foreign subsidiaries, were reportable by the individual members of the limited liability company in accordance with the Internal Revenue Code. The U.S. federal and state income taxes payable by the members, based upon their share of the Firm’s net income, have not been reflected in the accompanying consolidated financial statements for periods prior to the reorganization. The Firm was liable for local unincorporated business tax on business conducted in New York City, City of San Francisco business tax and income tax on current income realized by its foreign subsidiaries. The provision for taxes for the years ended December 31, 2005 and 2004 of $2.2 million and $2.0 million, respectively, excludes U.S. federal and state income taxes as the Firm operated in the U.S. as a limited liability company that was treated as a partnership for U.S. federal and state income tax purposes but includes the aforementioned taxes. In 2006, the provision for taxes includes federal, state and local, and foreign corporate income and franchise tax while the other local business taxes are included in other expense.

As a result of the reorganization, the Firm became a corporation subject to federal and state income taxes. The Firm accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities based upon temporary differences between the financial reporting and tax bases of its assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized. During the year ended December 31, 2006, the Firm recognized a one-time tax benefit upon conversion to a corporation of $13.8 million in connection with the establishment of its deferred tax asset balances of $22.4 million, partially offset by a valuation allowance of $8.6 million. The valuation allowance was recorded because management had concluded that a portion of the deferred tax benefit, which results from unrealized capital losses, more likely than not will not be realized due to the uncertainty of the Firm’s ability to generate future capital

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
(formerly Thomas Weisel Partners Group LLC and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

gains to offset such capital losses. In the fourth quarter of 2006, both the deferred tax asset and the valuation allowance beginning balances were adjusted downward by $3.1 million, resulting in balances of $19.3 million and $5.5 million, respectively. For the year ended December 31, 2006, the Firm recorded net capital gains resulting in a decrease to the valuation allowance of $4.1 million. For the year ended December 31, 2006, this decrease to the valuation allowance resulted in a corresponding 15.6% decrease to the Firm’s effective tax rate. The valuation allowance as of December 31, 2006 was $1.4 million.

The components of the provision for taxes (tax benefit) for the year ended December 31, 2006 is as follows (in thousands):

Current:
Federal	$4,794
State	2,040
Foreign	232

Total current expense	7,066

Deferred:
Federal	(11,785)
State	(3,999)
Foreign	(78)

Total deferred benefit	(15,862)

Total provision for taxes (tax benefit)	$(8,796)

A reconciliation of the statutory federal income tax rate to the Firm’s effective tax rate for the year ended December 31, 2006 is as follows:

Tax at U.S. statutory rate	35.0%
State tax expense	7.0
Foreign tax expense	0.6
Adjustment for other permanent items	(2.4)

Rate before adjustment to valuation allowance and impact of change in tax status of the Firm	40.2%
Adjustment to valuation allowance	(15.6)

Subtotal	24.6%
Earnings from nontaxable limited liability company through February 7, 2006	(5.7)
Recognition of deferred tax asset upon change from a limited liability company to a taxable corporation	(53.0)
Other adjustments	0.4

Effective tax rate	(33.7)%

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
(formerly Thomas Weisel Partners Group LLC and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2006, the components of deferred tax assets and liabilities are as follows (in thousands):

Deferred tax assets:
Accrued compensation and related expenses	$2,629
Equity based compensation	3,045
Depreciation and amortization	4,474
Nondeductible reserves and allowances	6,644
Net unrealized capital losses	1,380

Total deferred tax assets	18,172
Deferred tax liabilities:
Prepaid expenses	(888)
Other	(42)

Total deferred tax liabilities	(930)
Valuation allowance	(1,380)

Net deferred tax asset	$15,862

The Firm does not provide any distribution taxes on the undistributed earnings of its foreign subsidiaries as the Firm intends to reinvest any earnings indefinitely.

Note 15 — Employee Benefits

The Firm has a defined contribution 401(k) retirement plan (the “Plan”) which allows eligible employees to invest a percentage of their pretax compensation, limited to the maximum allowed by Internal Revenue Services regulations. The Firm, at its discretion, may contribute funds to the Plan. The Firm made no contributions during the years ended December 31, 2006, 2005 and 2004.

Note 16 — Commitments, Guarantees and Contingencies

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

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
(formerly Thomas Weisel Partners Group LLC and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2006, the Firm’s minimum annual lease commitments and related sub-lease income were as follows (in thousands):

	Minimum		Net Minimum
	Lease	Sub-Lease	Lease
	Payments	Rental Income	Payments

2007	$19,578	$2,436	$17,142
2008	19,556	2,174	17,382
2009	19,250	1,427	17,823
2010	15,009	1,035	13,974
2011	11,583	—	11,583
Thereafter	29,073	—	29,073

Total	$114,049	$7,072	$106,977

Office rent and computer equipment lease expenses charged to operations for the years ended December 31, 2006, 2005 and 2004 were $19.4 million, $18.4 million and $20.1 million, respectively.

The Firm signed a forbearance agreement with the lessor of certain office space it occupies in San Francisco that provided a reduction in the rent payments from November 1, 2003 to October 31, 2005. There are certain non-financial and financial events that would automatically terminate the forbearance agreement, requiring the Firm to reimburse all forbearance amounts to the lessor. The most significant terminating events include the Firm merging with another entity, recording annual revenues greater than $316 million or recording pre-tax income equal to or greater than $40 million, in each case prior to the end of the original lease term in 2010. The financial thresholds are applicable whether attained through acquisition or business growth. The maximum potential amount of future payments that could be required to be made is $3.3 million. The Firm currently believes it is not probable that the forbearance will be reimbursed. Accordingly, there has been no liability recorded on the Firm’s consolidated statements of financial condition for this contingent obligation.

Fund Capital Commitments

The Firm’s Asset Management Subsidiaries are the general partners of several affiliated investment partnerships. At December 31, 2006, the Firm’s Asset Management Subsidiaries had commitments to invest an additional $4.3 million into these investment partnerships. Such commitments may be satisfied by direct investments or through waived management fee contributions and are generally required to be made as investment opportunities are identified by the underlying partnerships. The Firm’s Asset Management Subsidiaries’ commitments to affiliated investment partnerships at December 31, 2006 were as follows (in thousands):

Global Growth Partners I	$1,420
Global Growth Partners II	1,573
Thomas Weisel Healthcare Venture Partners	698
Thomas Weisel India Opportunity Fund	518
Thomas Weisel Venture Partners	50

Total Fund Capital Commitments	$4,259

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
(formerly Thomas Weisel Partners Group LLC and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Guarantees

Broker-Dealer Guarantees and Indemnification

The Firm’s customers’ transactions are introduced to the clearing brokers for execution, clearance and settlement. Customers are required to complete their transactions on settlement date, generally three business days after the trade date. If customers do not fulfill their contractual obligations to the clearing brokers, the Firm may be required to reimburse the clearing brokers for losses on these obligations. The Firm has established procedures to reduce this risk by monitoring trading within accounts and requiring deposits in excess of regulatory requirements.

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

Guaranteed Compensation

Consistent with practice in prior years, guaranteed compensation agreements were entered into during the year ended December 31, 2006. These obligations are being accrued ratably over the service period defined in the contracts. Total unaccrued obligations at December 31, 2006 for services to be provided subsequent to December 31, 2006 were $8.4 million, of which $4.5 million, $3.4 million and $0.5 million is to be paid in 2007, 2008 and 2009, respectively.

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

Investment Banking Matters

In re AirGate PCS, Inc. Securities Litigation — The Firm is a defendant in a purported class action litigation brought in connection with a secondary offering of AirGate PCS, Inc. in December 2001 where the Firm acted as a co-manager. The complaint, filed in the United States District Court for the Northern District of Georgia on May 17, 2002, alleges violations of federal securities laws against AirGate and certain of its directors and officers as well as AirGate’s underwriters, including the Firm, based on alleged misstatements and omissions in the registration statement. The underwriters’ original motion to dismiss was granted, but the Court permitted plaintiffs to amend their complaint. Subsequently, the plaintiffs filed an amended complaint and the underwriters again moved to dismiss. The Court granted in part and denied in part the second motion to dismiss, dismissing all claims and allegations against the Firm except a single claim under Section 11 of the Securities Act of 1933. The Firm has answered the one surviving claim, and the case has proceeded to the discovery phase. The Firm believes it has meritorious defenses to the action and intends to vigorously defend such action as it applies to the Firm.

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

In re First Horizon Pharmaceutical Corporation Securities Litigation — The Firm is a defendant in a purported class action litigation brought in connection with a secondary offering of First Horizon Pharmaceutical Corporation in April 2002 where the Firm acted as a co-manager. The consolidated amended complaint, filed in the United States District Court for the Northern District of Georgia on September 2, 2003, alleges violations of federal securities laws against First Horizon and certain of its

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
(formerly Thomas Weisel Partners Group LLC and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

directors and officers as well as First Horizon’s underwriters, including the Firm, based on alleged false and misleading statements in the registration statement and other documents. The underwriters’ motion to dismiss was granted by the court in September 2004. The plaintiffs appealed the dismissal to the United States Court of Appeals for the 11th Circuit and, on September 26, 2006, the Circuit Court vacated the dismissal and remanded the case to the District Court and instructed the District Court to permit the plaintiffs to replead their claim. The Firm believes it has meritorious defenses to these actions and intends to vigorously defend such actions as they apply to the Firm.

In re Friedman’s Inc. Securities Litigation — In September 2003, the Firm acted as lead manager on a follow-on offering of common stock of Friedman’s Inc. Plaintiffs have filed a purported class action suit against Friedman’s and its directors, senior officers and outside accountants as well as Friedman’s underwriters, including the Firm, in the United States District Court for the Northern District of Georgia, alleging that the registration statement for the offering and a previous registration statement dated February 2, 2002 were fraudulent and materially misleading because they overstated revenue and inventory, understated allowances for uncollectible accounts, and failed to properly account for impairment of a particular investment. Friedman’s is currently operating its business in bankruptcy. The Firm has denied liability in connection with this matter. A consolidated amended complaint has been filed in this matter. On September 7, 2005, the court denied the underwriters’ motion to dismiss. The Firm believes it has meritorious defenses to these actions and intends to vigorously defend such actions as they apply to the Firm.

In re Initial Public Offering Securities Litigation — The Firm is a defendant in several purported class actions brought against numerous underwriters in connection with certain initial public offerings in 1999 and 2000. These cases have been consolidated in the United States District Court for the Southern District of New York and generally allege that underwriters accepted undisclosed compensation in connection with the offerings, entered into arrangements designed to influence the price at which the shares traded in the aftermarket and improperly allocated shares in these offerings. The actions allege violations of federal securities laws and seek unspecified damages. Of the 310 issuers named in these cases, the Firm acted as a co-lead manager in one offering, a co-manager in 32 offerings, and as a syndicate member in 10 offerings. The Firm has denied liability in connection with these matters. On June 10, 2004, plaintiffs entered into a definitive settlement agreement with respect to their claims against the issuer defendants and the issuers’ present or former officers and directors named in the lawsuits, however, approval of the proposed settlement remains on hold pending the resolution of the class certification issue described below. By a decision dated October 13, 2004, the federal district court granted plaintiffs’ motion for class certification, however, the underwriter defendants petitioned the U.S. Court of Appeals for the Second Circuit to review that certification decision. On November 5, 2006 the Second Circuit vacated the district court’s class certification decision and the plaintiffs have subsequently appealed the Second Circuit’s decision. The Firm believes it has meritorious defenses to these actions and intends to vigorously defend such actions as they apply to the Firm.

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

In re Merix Securities Litigation — The Firm has been a defendant in a purported class action suit brought in connection with an offering in January 2004 involving Merix Corporation in which it served as co-lead manager for Merix. On September 15, 2005, the United States District Court for the District of Oregon entered an order dismissing all claims against the underwriter defendants, including the Firm, and the Merix defendants. A portion of the claim under Section 12(a)(2) of the Securities Exchange Act of 1934 was dismissed with prejudice, and the remainder of that claim and the Section 11 claim were dismissed with leave to re-file. Plaintiffs subsequently filed an amended complaint and on September 28, 2006 the Court dismissed the remaining claims with prejudice. Following the September 28th dismissal, plaintiffs have filed a notice of appeal to the United States Court of Appeals for the 9th Circuit. The Firm has denied liability in connection with this matter. The Firm believes it has meritorious defenses to these actions and intends to vigorously defend such actions as they apply to the Firm.

In Re SeraCare Life Sciences, Inc. Securities Litigation — The Firm has been named a defendant in a purported class action lawsuit filed in July 2006 arising out of alleged false and misleading financial statements issued between 2003 and 2006 by SeraCare Life Sciences, Inc. The complaint was filed in the United States District Court for the Southern District of California, and alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 against certain of SeraCare’s current and former officers and directors, its former auditor, and its controlling shareholders and investment bankers, including the Firm due, to the Firm having been a co-manager of SeraCare’s 2005 secondary offering of common stock. SeraCare has disclosed that it filed for bankruptcy in March 2006. The Firm believes it has meritorious defenses to these actions and intends to vigorously defend such actions as they apply to the Firm.

In re Vonage Holdings Corp. Securities Litigation — The Firm is a defendant named in purported class action lawsuits filed in June 2006 arising out of the May 2006 initial public offering of Vonage Holdings Corp where the Firm acted as a co-manager. The complaints, filed in the United States District Court for the District of New Jersey and in the Supreme Court of the State of New York, County of Kings, allege misuse of Vonage’s directed share program and violations of federal securities laws against Vonage and certain of its directors and senior officers as well as Vonage’s underwriters, including the Firm, based on alleged false and misleading statements in the registration statement and prospectus. In January 2007 the plaintiffs’ complaints were transferred to the U.S. District Court for the District of New Jersey. The Firm believes it has meritorious defenses to these actions and intends to vigorously defend such actions as they apply to the Firm.

Other Matters

IRS Information Requests Relating to Tax Products — The Firm has received requests for information from the Internal Revenue Service, or IRS, regarding its referrals of clients to a third-party provider of tax products in 1999, 2000 and 2001. The Firm has cooperated with these requests and believes to have complied with all material regulatory requirements as a referring party. The IRS has extended offers of

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
(formerly Thomas Weisel Partners Group LLC and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

settlement to promoters and organizers of similar tax planning products. The Firm has also received one of these offers of settlement, and has engaged in discussions with the IRS regarding this offer, but the Firm continues to believe that it was a referring party and not a promoter or organizer of these tax products. The Firm believes it has substantial support for its position and intends to vigorously defend against any alleged penalties should they be assessed.

NASD Review of Autex Blockdata Reporting — On August 8, 2006 the Firm received an inquiry letter from the NASD indicating that it was reviewing the Firm’s reporting of advertised trading volume through the Autex Blockdata system with respect to a particular transaction on a specified trading day in the third quarter of 2005 and requesting information and documentation relating to that transaction and the Firm’s policies and procedures with respect to reporting advertised volume through the Autex Blockdata system. Subsequently, in September 2006, the NASD published a Notice to Members regarding the communication of accurate information to services that communicate trading data to the marketplace. On November 27, 2006, the NASD advised the Company by letter that the NASD had made a preliminary determination to recommend disciplinary action based upon a violation of the NASD’s rules. Since that time, the Company and other industry participants have engaged in discussions with the NASD staff regarding Autex Blockdata reporting activity. These and other discussions may resolve the matter without formal enforcement action, however, if the NASD were to continue to pursue an enforcement action against the Company, the Company could be liable for monetary penalties or other enforcement remedies.

Claims by Former Partners of the Firm — In December 2006, counsel representing five former partners of Thomas Weisel Partners Group LLC (the predecessor to the Firm) threatened to initiate litigation against the Firm claiming, among other things, the former partners’ right to the receipt of capital contributions made by them prior to their respective departures. The parties have agreed to arbitrate these claims. The Firm believes it has meritorious defenses to these claims and intends to vigorously defend against such claims.

Note 17 —	Financial Instruments With Off-Balance Sheet Risk, Credit Risk, or Market Risk

Concentration of Credit Risk and Market Risk

The majority of TWP’s transactions, and consequently the concentration of its credit exposure, is with its clearing brokers. The clearing brokers are also the primary source of short-term financing for both securities purchased and securities sold, not yet purchased for the Firm. TWP’s securities owned may be pledged by the clearing brokers. The amount receivable from or payable to the clearing brokers in the Firm’s consolidated statements of financial condition represents amounts receivable or payable in connection with the trading of proprietary positions and the clearance of customer securities transactions. As of December 31, 2006 and 2005, TWP’s cash on deposit with the clearing brokers was not collateralizing any liabilities to the clearing brokers.

In addition to the clearing brokers, TWP is exposed to credit risk from other brokers, dealers and other financial institutions with which it transacts business. In the event counterparties do not fulfill their obligations, TWP may be exposed to credit risk. TWP seeks to control credit risk by following an established credit approval process and monitoring credit limits with counterparties.

TWP’s trading activities include providing securities brokerage services to institutional and retail clients. To facilitate these customer transactions, TWP purchases proprietary securities positions (“long positions”) in equity securities, convertible and other fixed income securities. TWP also enters into transactions to sell securities not yet purchased (“short positions”), which are recorded as liabilities on the consolidated statements of financial condition. TWP is exposed to market risk on these long and

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
(formerly Thomas Weisel Partners Group LLC and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

short securities positions as a result of decreases in market value of long positions and increases in market value of short positions. Short positions create a liability to purchase the security in the market at prevailing prices. Such transactions result in off-balance sheet market risk as TWP’s ultimate obligation to satisfy the sale of securities sold, not yet purchased may exceed the amount recorded in the consolidated statements of financial condition. To mitigate the risk of losses, these securities positions are marked to market daily and are monitored by management to assure compliance with limits established by TWP. The associated interest rate risk of these securities is not deemed material to TWP. Brokerage revenue is primarily attributable to commissions paid by customers from brokerage transactions in equity securities, spreads paid by customers on convertible debt securities, net trading gains and losses and advisory fees paid to the Firm in the Firm’s private client services group.

The Firm may also enter into large transactions in which it commits its own capital as part of its trading business. The number and size of these large transactions may materially affect the Firm’s results of operations. Similar to the trading activities discussed above, in order to mitigate the risk of losses, these securities positions are marked to market daily and are monitored by management to assure compliance with limits established by the Firm.

The Firm is also exposed to market risk through its investments in partnership investments and through certain loans to employees collateralized by such investments. In addition, as part of its asset management activities, and generally in connection with the development of new asset management products, the Firm takes long and short positions in publicly traded equities and related options and other derivative instruments and makes private equity investments, all of which expose the Firm to market risk. These activities are subject, as applicable, to risk guidelines and procedures designed to manage and monitor market risk.

Included in accrued compensation is an employment agreement whose value is indexed to publicly traded shares of an unrelated entity. This agreement is considered a derivative under SFAS No 133, Accounting for Derivative Instruments and Hedging Activities and, accordingly, is being marked to market through compensation and benefits expense in the consolidated statements of operations. The fair value of this derivative was $1.9 million and $2.1 million at December 31, 2006 and 2005, respectively. The Firm has also reduced its exposure to fluctuations in the underlying security by purchasing shares of the underlying security. In accordance with the Firm’s stated accounting policy, these shares are carried at market value with fluctuations in value reflected in asset management revenues in the consolidated statements of operations.

Note 18 — Regulated Broker-Dealer Subsidiaries

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

As of December 31, 2006, TWP’s net capital was $52.9 million, which was $51.9 million in excess of its required minimum. As of December 31, 2005, TWP’s net capital was $35.6 million, which was $34.6 million in excess of its required minimum.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
(formerly Thomas Weisel Partners Group LLC and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

TWP clears customer and proprietary transactions through other broker-dealers on a fully disclosed basis. The amount of receivable from or payable to the clearing brokers in the Firm’s consolidated statements of financial condition relates to such transactions. TWP has indemnified the clearing brokers for any losses as a result of customer nonperformance.

TWP is not required to calculate a reserve requirement and segregate funds for the benefit of customers since it clears its securities transactions on a fully disclosed basis and promptly transmits all customer funds and securities to the clearing brokers.

Proprietary balances of TWP, the introducing broker-dealer (“PAIB assets”), held at the clearing brokers are considered allowable assets for net capital purposes, pursuant to agreements between TWP and the clearing brokers, which require, among other things, that the clearing brokers perform computations for PAIB assets and segregate certain balances on behalf of TWP, if applicable.

In addition, Thomas Weisel Partners International Limited (“TWPIL”), a subsidiary of the Firm located in the U.K., is a registered U.K. broker-dealer and is subject to the capital requirements of the Securities and Futures Authority Limited. As of December 31, 2006, TWPIL was in compliance with these requirements.

Note 19 — Subordinated Borrowings

In 2005, the Firm put in place a subordinated borrowing facility in the amount of $40.0 million with National Financial Services LLC, a clearing broker to which the Firm transferred a majority of its clearing activities in May 2006. This facility, which was in the form of a revolving note and cash subordination agreement, was terminated by the Firm in November 2006. No amounts were drawn on the facility during the years ended December 31, 2006 and 2005.

Note 20 — Pro Forma, As Adjusted (Unaudited)

The Firm completed its initial public offering on February 7, 2006 and converted to a corporation from a limited liability company on this date. This conversion was the result of a series of reorganization transactions that were carried out to cause Thomas Weisel Partners Group, Inc. to succeed to the business of the Thomas Weisel Partners Group LLC (see Note 1 — Organization). The pro forma, as adjusted amounts presented on the face of the Firm’s consolidated statements of operations are based upon the Firm’s historical consolidated financial statements as adjusted to reflect the reorganization transactions as though they had taken place on January 1, 2006.

Interest Expense, Preferred Dividends and Accretion

The pro forma, as adjusted information included in the consolidated statements of operations reflects interest expense that would have been incurred and preferred dividends and accretion that would not have been incurred had the following taken place on January 1, 2006:

•	the issuance of common stock in exchange for all of the Class A members’ interests and all of the Class C convertible preference stock;

•	the issuance of common stock, a $10 million principal unsecured, senior floating-rate note and a $10 million principal unsecured, senior non-interest bearing note in exchange for all of the Class D convertible preference stock;

•	the issuance of common stock, a $13 million principal unsecured, senior floating-rate note and a warrant, with a fair value of $4.6 million determined by applying a Black-Scholes option pricing model with an exercise price of $15 based on the initial public offering price of $15 per share, for the purchase of 486,486 of the Firm’s common shares.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
(formerly Thomas Weisel Partners Group LLC and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On a pro forma basis, net revenues for 2006 were decreased by the estimated interest expense for the notes payable of $0.1 million. In addition, net income attributable to common shareholders was increased by $1.6 million to reflect the elimination of preferred dividends and accretion.

Income Taxes

The pro forma, as adjusted information included in the consolidated statements of operations reflects income taxes that would have been incurred had the Firm been converted to a corporation and subjected to U.S. federal and state tax on its income beginning January 1, 2006. Prior to the reorganization of the Firm from a limited liability company to a corporation, all income and losses of the Firm were reportable by the individual members of the limited liability company in accordance with U.S. federal and state income tax regulations.

On a pro forma basis, the tax benefit for 2006 was decreased by the estimated additional tax expense of $1.5 million as if the Firm was a corporation beginning January 1, 2006. The additional tax expense is attributable to the Firm’s applicable tax rate, a combination of federal, state and local income tax rates, of 42% applied to the Firm’s pro forma net income for the period beginning January 1, 2006 through February 6, 2006.

Note 21 — Quarterly Financial Information (Unaudited)

The following represents the Firm’s unaudited quarterly results for the years ended December 31, 2006 and 2005 (in thousands). These quarterly results were prepared in accordance with GAAP and reflect all adjustments that are in the opinion of management, necessary for a fair statement of the results.

	Three Months Ended
	March 31	June 30	September 30	December 31

Year Ended December 31, 2006:
Net revenues	$77,977	$63,734	58,120	$76,486

Expenses excluding interest:
Compensation and benefits	41,937	35,398	33,648	41,212
Other expenses	25,562	23,825	23,039	25,571

Total expenses excluding interest	67,499	59,223	56,687	66,783

Income before tax	10,478	4,511	1,433	9,703
Provision for taxes (tax benefit)	(10,831)	1,191	(119)	963

Net income	21,309	3,320	1,552	8,740
Less: Preferred dividends and accretion	(1,608)	—	—	—

Income attributable to common shareholders and to class A, B and C shareholders	$19,701	$3,320	1,552	$8,740

Earnings per share:
Basic earnings per share	$0.97	$0.14	$0.06	$0.34
Diluted earnings per share	$0.96	$0.14	$0.06	$0.33

Year Ended December 31, 2005:
Net revenues	$59,963	$58,997	$58,272	$73,654

Expenses excluding interest:
Compensation and benefits	40,829	38,184	38,076	37,074
Other expenses	24,871	25,755	21,869	29,099

Total expenses excluding interest	65,700	63,939	59,945	66,173

Income (loss) before tax	(5,737)	(4,942)	(1,673)	7,481
Provision for taxes (tax benefit)	464	818	523	382

Net income (loss)	(6,201)	(5,760)	(2,196)	7,099
Less: Preferred dividends and accretion	(4,032)	(4,068)	(3,443)	(4,111)

Income (loss) attributable to class A, B and C shareholders	$(10,233)	$(9,828)	$(5,639)	$2,988

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THOMAS WEISEL PARTNERS GROUP, INC.

By:	/s/ Thomas W. Weisel
Name: Thomas W. Weisel

Title:	Chairman and Chief
Executive Officer

Date: March 14, 2007

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas W. Weisel, David A. Baylor and Mark P. Fisher, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agents full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas W. Weisel Thomas W. Weisel	Director, Chairman and Chief Executive Officer (principal executive officer)	March 14, 2007

/s/ Robert K. West Robert K. West	Chief Financial Officer (principal financial and accounting officer)	March 14, 2007

/s/ Matthew R. Barger Matthew R. Barger	Director	March 14, 2007

/s/ Michael W. Brown Michael W. Brown	Director	March 14, 2007

/s/ B. Kipling Hagopian B. Kipling Hagopian	Director	March 14, 2007

/s/ Timothy A. Koogle Timothy A. Koogle	Director	March 14, 2007

/s/ Michael G. McCaffery Michael G. McCaffery	Director	March 14, 2007

S-1

EXHIBIT INDEX

			Incorporated by Reference
Exhibit				File	Date of	Exhibit	Filed
Number		Exhibit Description	Form	Number	First Filing	Number	Herewith

2.1		Plan of Reorganization and Merger Agreement, dated as of October 14, 2005, by and among Thomas Weisel Partners Group LLC, Thomas Weisel Partners Group, Inc. and TWPG Merger Sub LLC	S-1/A	333-129108	12/13/2005	2.1
2.2		Agreement and Plan of Merger between Thomas Weisel Partners Group, Inc. and Thomas Weisel Partners Group LLC	10-K	000-51730	3/29/2006	2.2
3.1		Certificate of Incorporation	S-1	333-129108	10/19/2005	3.1
3.2		By-Laws	S-1	333-129108	10/19/2005	3.2
4.1		Form of Common Stock Certificate	10-K	000-51730	3/29/2006	4.1
4.2		Registration Rights Agreement	10-K	000-51730	3/29/2006	4.2
4.3		Warrant	10-K	000-51730	3/29/2006	4.3
10.1		Partners’ Equity Agreement	10-K	000-51730	3/29/2006	10.1
10	.2+	Form of Employment Agreement	S-1/A	333-129108	1/17/2006	10.2
10.3		Form of Pledge Agreement	S-1/A	333-129108	1/17/2006	10.3
10	.4+	Equity Incentive Plan	S-1/A	333-129108	2/1/2006	10.4
10.5		Form of Indemnification Agreement	S-1/A	333-129108	1/17/2006	10.5
10.6		Form of Tax Indemnification Agreement	S-1/A	333-129108	1/17/2006	10.6
10.7		Letter Agreement, dated as of January 27, 2006, between Thomas Weisel Partners Group LLC and California Public Employees’ Retirement System	S-1/A	333-129108	2/1/2006	10.14
10	.8+	Thomas Weisel Partners Group, Inc. Bonus Plan	S-1/A	333-129108	2/1/2006	10.16
10	.9+	Form of Restricted Stock Unit Award Agreement	S-1/A	333-129108	2/1/2006	10.17
10	.10+	Form of Restricted Stock Award Agreement	S-1/A	333-129108	2/1/2006	10.18
10	.11+	CEO Employment Agreement	10-K	000-51730	3/29/2006	10.19
10.12		Fully Disclosed Clearing Agreement dated as of August 15, 2005 by and between National Financial Services LLC and Thomas Weisel Partners LLC	10-Q	000-51730	5/8/2006	10.12
10.13		Subscription Agreement, dated as of January 18, 2000, between Thomas Weisel Partners Group LLC and California Public Employees’ Retirement System, as amended	S-1/A	333-129108	12/13/2005	10.13

		Incorporated by Reference
Exhibit			File	Date of	Exhibit	Filed
Number	Exhibit Description	Form	Number	First Filing	Number	Herewith

10.15	Alliance Agreement, dated as of November 14, 2001, among Nomura Securities Co., Ltd., Nomura Corporate Advisors Co., Ltd., Nomura Holding America Inc. and Thomas Weisel Partners Group LLC	S-1/A	333-129108	12/13/2005	10.15
10.16	Lease, dated as of December 7, 1998, between Post-Montgomery Associates and Thomas Weisel Partners Group LLC, as amended by the First Amendment dated as of June 11, 1999, the Second Amendment dated as of June 11, 1999, the Third Amendment dated as of June 30, 1999, the Fourth Amendment dated as of September 27, 1999, the Fifth Amendment dated as of November 19, 1999, the Sixth Amendment dated as of June 9, 2000, the Seventh Amendment dated as of July 31, 2000, the Eighth Amendment dated as of October 1, 2000, the Ninth Amendment dated as of December 18, 2000, the Tenth Amendment dated as of July 31, 2003 and the Eleventh Amendment dated as of February 5, 2004	S-1/A	333-129108	12/13/2005	10.7
10.17	Lease, dated as of January 10, 2000, between Teachers Insurance and Annuity Association of America and Thomas Weisel Partners Group LLC, as amended by the First Amendment dated as of February 1, 2000, the Second Amendment dated as of June 21, 2000 and the Third Amendment dated as of October 29, 2003	S-1/A	333-129108	12/13/2005	10.8
10.18	Lease, dated as of June 21, 2000, between Teachers Insurance and Annuity Association of America and Thomas Weisel Partners Group LLC, as amended by the First Amendment dated as of April 20, 2001 and the Second Amendment dated as of October 8, 2003	S-1/A	333-129108	12/13/2005	10.9
10.19	Lease, dated May 5, 1999, between 390 Park Avenue Associates, LLC and Thomas Weisel Partners Group LLC, as amended by the Letter Agreement dated as of June 3, 1999, the Lease Amendment dated as of October 1, 19999 and the Third Lease Amendment dated as of May 3, 2000	S-1/A	333-129108	12/13/2005	10.10

		Incorporated by Reference
Exhibit			File	Date of	Exhibit	Filed
Number	Exhibit Description	Form	Number	First Filing	Number	Herewith

10.20	Lease, dated as of June 30, 1999, between Fort Hill Square Phase 2 Associates and Thomas Weisel Partners Group LLC, as amended by the First Amendment dated as of October 25, 1999, the Second Amendment dated as of June 12, 2000 and the Third Amendment dated as of January 8, 2002	S-1	333-129108	10/19/2005	10.11
10.21	Lease, dated as of November 9, 2006, between Moss Adams LLP and Thomas Weisel Partners Group, Inc.	—	—	—	—	X
10.22	Sublease, dated as of July 30, 2004, between Dewey Ballantine LLP and Thomas Weisel Partners Group LLC	S-1	333-129108	10/19/2005	10.12
10.23	Sublease, dated as of November 30, 2006, between Arastra, Inc. and Thomas Weisel Partners Group, Inc.	—	—	—	—	X
10.24	Sublease, dated as of November 30, 2006, between Cedar Associates LLC and Thomas Weisel Partners Group, Inc.	—	—	—	—	X
10.25	Sublease, dated as of November 27, 2006, between The Alexander Group, Inc. and Thomas Weisel Partners Group, Inc.	—	—	—	—	X
10.26	Sublease, dated as of November 30, 2006, between Gyrographic Communications Inc. and Thomas Weisel Partners Group, Inc.	—	—	—	—	X
10.27	Leave and License Agreement, dated as of December 2, 2005, between Tivoli Investments & Trading Company Private Limited and Thomas Weisel International Private Limited	S-1/A	333-129108	1/17/2006	10.25
10.28	Leave and License Agreement, dated as of December 2, 2005, between Fitech Equipments (India) Private Limited and Thomas Weisel International Private Limited	S-1/A	333-129108	1/17/2006	10.26
10.29	Loan and Security Agreement among Silicon Valley Bank, Thomas Weisel Capital Management LLC, Thomas Weisel Venture Partners LLC, Thomas Weisel Healthcare Venture Partners LLC and Tailwind Capital Partners LLC, dated as of June 30, 2004	S-1/A	333-129108	1/17/2006	10.20
10.30	Unconditional Secured Guaranty by Thomas Weisel Partners Group LLC to Silicon Valley Bank, dated June 15, 2004	S-1/A	333-129108	1/17/2006	10.21

Incorporated by Reference
Exhibit				File	Date of	Exhibit	Filed
Number		Exhibit Description	Form	Number	First Filing	Number	Herewith

10.31		Master Security Agreement between General Electric Capital Corporation and Thomas Weisel Partners Group LLC, dated as of December 31, 2003, as amended by the Amendment dated as of November 30, 2005, the Financial Covenants Addendum No. 1 to Master Security Agreement, dated as of December 31, 2003, and the Financial Covenants Addendum No. 2 to Master Security Agreement, dated as of November 30, 2005	S-1/A	333-129108	1/17/2006	10.22
21.1		List of Subsidiaries of the Registrant	—	—	—	—	X
23.1		Consent of Deloitte & Touche LLP	—	—	—	—	X
24	.1*	Power of Attorney	—	—	—	—
31.1		Rule 13a-14(a) Certification of Chief Executive Officer	—	—	—	—	X
31.2		Rule 13a-14(a) Certification of Chief Financial Officer	—	—	—	—	X
32.1		Section 1350 Certification of Chief Executive Officer	—	—	—	—	X
32.2		Section 1350 Certification of Chief Financial Officer	—	—	—	—	X

+	Indicates a management contract or a compensatory arrangement.

*	Included on signature page of this filing.

E-4