Form 10-Q
period 2007-03-31
Thomas Weisel Partners Group, Inc.
filed 2007-05-11
CIK 1340354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO                     .
Commission File Number: 000-51730
Thomas Weisel Partners Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-3550472
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
     As of May 9, 2007 there were 25,736,135 shares of the registrant’s common stock outstanding.

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
     We maintain a public internet site at http://www.tweisel.com and make available free of charge through our internet site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also post on our website the charters for our Board of Directors’ Audit Committee, Compensation Committee and Corporate Governance and Nominations Committee, as well as our Corporate Governance Guidelines, our Code of Conduct and Ethics governing our directors, officers and employees and other related materials. In addition, we also post on our website, under “Investor Relations”, a link to a listing of our completed, filed and announced investment banking transactions. The information on our website is not part of this Quarterly Report.

     When we use the terms “Thomas Weisel Partners”, “we”, “us”, “our”, and the “firm” we mean Thomas Weisel Partners Group, Inc., a Delaware corporation, and its consolidated subsidiaries, taken as a whole, as well as any predecessor entities, unless the context otherwise indicates.
-ii-

Special Note Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q in Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections includes forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “intend” or “continue”, the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include expectations as to our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined in Part I, Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. See “Where You Can Find More Information” on the preceding page.
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
Forward-looking statements include, but are not limited to, the following:
•	Our statements in Part I, Item 1 — “Unaudited Condensed Consolidated Financial Statements” and in Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that, due to realized and currently anticipated 2007 gains, the remaining balance of the valuation allowance we recorded during the three months ended March 31, 2006 would be reduced to zero over the course of 2007.
•	Our statements in Part I, Item 1 — “Unaudited Condensed Consolidated Financial Statements” and in Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that, as of March 31, 2007, there was (i) $13.7 million of unrecognized compensation expense related to non-vested restricted stock unit awards made in connection with our initial public offering and that this cost is expected to be recognized over a weighted-average period of 1.8 years, and (ii) $20.2 million of unrecognized compensation expense related to non-vested restricted stock unit awards made subsequent to our initial public offering and that this cost is expected to be recognized over a weighted-average period of 3.8 years, in each case because these statements depend on estimates of employee attrition in the future.
•	Our statements in Part I, Item 1 — “Unaudited Condensed Consolidated Financial Statements” and in Part I, Item 3 — “Quantitative and Qualitative Disclosures About Market Risk” regarding the carrying value, fair value, applied discount and expected maturity date of our Contingent Payment Senior Note, because they are based on estimates regarding the term of repayment of such note, which estimates, in turn, are based on projected distribution events.
•	Our statements in Part I, Item 1 — “Unaudited Condensed Consolidated Financial Statements” that, with respect to an aggregate of $15 million of commitments we have made to unaffiliated funds, we currently anticipate transferring these investments and the related commitments to funds sponsored by us.
•	Our statement in Part I, Item 1 — “Unaudited Condensed Consolidated Financial Statements” that, with respect to the forbearance agreement we have with the lessor of certain office space we occupy in San Francisco, we currently believe it is not probable that the conditions requiring our reimbursement of the $3.3 million forbearance will be satisfied.
•	Our statement in Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that, subject to future changes, in 2007 we intend to target aggregate annual compensation and benefits expense (excluding expenses relating to equity awards made in connection with our initial public offering) within the range of 55% and 58% of annual net revenues (excluding investment gains and losses attributable to investments in partnerships and other securities).
•	Our statement in Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that we believe that our current level of equity capital will be adequate to meet our liquidity and regulatory capital requirements for the next 12 months.
-iii-

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share and per share data)
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$117,934	$144,085
Restricted cash and cash required to be segregated under Federal or other regulations	6,468	6,468
Securities owned	160,967	137,033
Receivable from clearing brokers	19,407	—
Corporate finance and syndicate receivables—net of allowance for doubtful accounts of $379 and $7, respectively	9,674	20,076
Investments in partnerships and other securities	47,985	45,647
Other investments	86,580	73,427
Property and equipment—net	22,863	24,189
Receivables from related parties—net of allowance for doubtful loans of $2,096 and $2,507, respectively	3,441	2,966
Deferred tax assets—net of valuation allowance	15,398	15,862
Other assets	14,275	13,436

Total assets	$504,992	$483,189

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Securities sold, but not yet purchased	$126,672	$90,690
Payable to clearing brokers	—	6,159
Accrued compensation	23,856	37,721
Accrued expenses and other liabilities	48,107	49,066
Capital lease obligations	133	166
Notes payable	31,549	32,333

Total liabilities	230,317	216,135

Shareholders’ Equity:
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 25,736,135 and 25,754,167 shares issued and outstanding, respectively	258	258
Additional paid-in capital	354,517	352,299
Retained earnings (accumulated deficit)	(79,807)	(85,208)
Accumulated other comprehensive loss	(293)	(295)

Total shareholders’ equity	274,675	267,054

Total liabilities and shareholders’ equity	$504,992	$483,189

See accompanying notes to unaudited condensed consolidated financial statements.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues:
Investment banking	$39,292	$36,494
Brokerage	28,856	34,387
Asset management	5,715	6,953
Interest income	4,348	2,212
Other revenue	920	—

Total revenues	79,131	80,046
Interest expense	(2,442)	(2,069)

Net revenues	76,689	77,977

Expenses excluding interest:
Compensation and benefits	43,990	41,937
Brokerage execution, clearance and account administration	4,713	6,696
Communications and data processing	4,711	4,349
Depreciation and amortization	1,724	2,354
Marketing and promotion	3,613	2,933
Occupancy and equipment	4,051	4,660
Other expense	5,005	4,570

Total expenses excluding interest	67,807	67,499

Income before taxes	8,882	10,478
Provision for taxes (tax benefit)	3,481	(10,831)

Net income	5,401	21,309

Preferred dividends and accretion:
Class D redeemable convertible shares	—	(710)
Class D-1 redeemable convertible shares	—	(380)
Accretion of Class C redeemable preference shares	—	(518)

Net income attributable to common shareholders and to Class A, B and C shareholders	$5,401	$19,701

Earnings per share:
Basic earnings per share	$0.21	$0.97
Diluted earnings per share	$0.20	$0.96

Weighted average shares used in computation of per share data:
Basic weighted average shares outstanding	26,070	20,238
Diluted weighted average shares outstanding	26,882	20,537

Pro forma, as adjusted:*
Pro forma net revenues		$77,838
Pro forma income before taxes		10,339
Pro forma tax benefit		(9,364)
Pro forma net income		19,703
Pro forma preferred dividends and accretion		—
Pro forma net income attributable to common shareholders and to Class A, B and C shareholders		19,703

Pro forma earnings per share:
Pro forma basic earnings per share		$0.97
Pro forma diluted earnings per share		$0.96

Pro forma weighted average shares used in the computation of per share data:
Pro forma basic weighted average shares outstanding		20,238
Pro forma diluted weighted average shares outstanding		20,537

*	See Note 15 — Pro Forma, As Adjusted to the unaudited condensed consolidated financial statements.
See accompanying notes to unaudited condensed consolidated financial statements.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

				Retained	Accumulated
			Additional	Earnings	Other	Total	Total
	Common Stock		Paid-in	(Accumulated	Comprehensive	Shareholders’	Comprehensive
	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity	Income
Balance, December 31, 2006	25,754	$258	$352,299	$(85,208)	$(295)	$267,054	$—
Net income	—	—	—	5,401	—	5,401	5,401
Currency translation adjustment	—	—	—	—	2	2	2
Share-based compensation expense	—	—	2,679	—	—	2,679	—
Vested and delivered restricted stock units	11	—	—	—	—	—	—
Repurchase of common stock	(29)	—	(461)	—	—	(461)	—

Balance, March 31, 2007	25,736	$258	$354,517	$(79,807)	$(293)	$274,675	$5,403

See accompanying notes to unaudited condensed consolidated financial statements.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$5,401	$21,309
Non-cash items included in net income:
Depreciation and amortization of property and equipment	1,724	2,354
Share-based compensation expense	2,679	1,053
Deferred tax benefit	464	(12,899)
Provision for doubtful accounts	(39)	74
Provision for facility lease loss	(208)	1,474
Deferred rent expense	(167)	(92)
Unrealized and realized gains on partnership and other investments—net	(1,393)	(3,744)
Other	170	182
Net effect of changes in operating assets and liabilities:
Cash segregated under Federal or other regulations	—	1,842
Securities owned and securities sold, but not yet purchased—net	12,048	(8,999)
Corporate finance and syndicate receivables—net	10,030	(4,030)
Distributions from investment partnerships	569	3,394
Other assets	(903)	994
Receivable from/payable to clearing brokers—net	(25,566)	11,762
Accrued expenses and other liabilities	(1,572)	14,501
Payables to customers	—	(1,245)
Accrued compensation	(13,865)	(16,537)

Net cash provided by (used in) operating activities	(10,628)	11,393

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(393)	(872)
Partnership investments purchased	(536)	(498)
Purchases of other investments	(37,687)	(31,719)
Proceeds from sale of other investments	24,520	677

Net cash used in investing activities	(14,096)	(32,412)

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of capital lease obligation	(33)	(60)
Repayments of notes payable	(933)	(10,631)
Proceeds from issuance of common stock—net of expenses	—	66,089
Repurchase and retirement of common stock	(461)	—
Contributions from members	—	283
Distributions to members	—	(6,465)
Withdrawals of capital	—	(1,581)

Net cash provided by (used in) financing activities	(1,427)	47,635

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(26,151)	26,616
CASH AND CASH EQUIVALENTS—Beginning of period	144,085	90,193

CASH AND CASH EQUIVALENTS—End of period	$117,934	$116,809

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$2,214	$1,903

Cash paid for taxes	$1,932	$722

Non-cash financing activities:
Issuance of common shares and warrant for Class C, D and D-1 redeemable convertible preference shares	$—	$194,581

Issuance of senior notes for Class D and D-1 redeemable convertible preference shares	$—	$29,728

See accompanying notes to unaudited condensed consolidated financial statements.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
Organization
     Thomas Weisel Partners Group, Inc., a Delaware corporation, together with its subsidiaries (collectively, the “Firm”), is an investment banking firm headquartered in San Francisco with additional offices in New York City, Boston, Silicon Valley, Portland and Mumbai, India.
     The Firm operates and is managed as a single operating segment providing investment services that include securities brokerage, investment banking, research and asset management. The Firm operates on an integrated basis to best meet the needs of its clients.
     The Firm primarily conducts its securities brokerage, investment banking and research business through Thomas Weisel Partners LLC (“TWP”). TWP is a registered broker-dealer under the Securities Exchange Act of 1934, is a member of the New York Stock Exchange, Inc. (“NYSE”), American Stock Exchange and the National Association of Securities Dealers, Inc. (“NASD”) and is also a registered introducing broker under the Commodity Exchange Act and member of the National Futures Association. TWP introduces on a fully disclosed basis its proprietary and customer securities transactions to other broker-dealers for clearance and settlement. TWP conducts certain activities through its subsidiary, Thomas Weisel International Private Limited (“TWIPL”), a company formed under the laws of India and approved by the NYSE as a branch of TWP in October 2005.
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
     In connection with the closing of the initial public offering, a number of reorganization transactions were carried out in order to cause Thomas Weisel Partners Group, Inc. to succeed to the business of Thomas Weisel Partners Group LLC. In the reorganization transactions, the members of Thomas Weisel Partners Group LLC received shares of common stock of Thomas Weisel Partners Group, Inc. and, in the case of holders of Class D and D-1 shares, received additional consideration in the form of notes and a warrant of Thomas Weisel Partners Group, Inc., in exchange for all of their membership interests and shares of redeemable convertible preference stock of Thomas Weisel Partners Group LLC. The notes that certain members received resulted in $33 million of additional debt for the Firm, recorded at the date of issuance at the estimated fair value of the debt of $29.7 million. See Note 8 — Notes Payable for details on the notes issued and Note 9 — Earnings Per Share for details on the warrant issued.
Follow-On Offering
     On May 23, 2006, Thomas Weisel Partners Group, Inc. completed a follow-on offering of its common stock in which it issued and sold 3,581,902 shares of common stock. The Firm received net proceeds from the sale of shares of common stock in this follow-on offering of $76.0 million. In addition, as part of the follow-on offering, selling shareholders sold 2,570,598 shares of common stock, the proceeds of which were not received by the Firm. As of March 31, 2007 there were 25,736,135 shares of common stock of Thomas Weisel Partners Group, Inc. outstanding.

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
     The preparation of the Firm’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates may relate to the valuation of securities owned and securities sold, but not yet purchased, the allowance for doubtful accounts for receivables, the valuation of investment partnerships and other securities, the deferred tax valuation allowance, the provision for lease losses and accruals for legal and other contingent liabilities. Actual amounts could differ from those estimates and such differences could be material to the condensed consolidated financial statements.
     The condensed consolidated financial statements and these notes are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The results of operations for the three months ended March 31, 2007 may not be indicative of future results.
     These condensed consolidated financial statements should be read in conjunction with the Firm’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2006.
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
     Interpretation No. 48 — “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN No. 48”). In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. FIN No. 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Firm adopted FIN No. 48 as of January 1, 2007. The adoption of FIN No. 48 did not have a material impact on the Firm’s condensed consolidated statements of financial condition, operations and cash flows.
     Statement of Financial Accounting Standards No. 157 — “Fair Value Measurements” (“SFAS No. 157”). In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The primary focus of this statement is to increase consistency and comparability in fair value measurements, as well as provide better information about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements and the effect fair value measurements have on earnings for the period, if any. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Firm is currently evaluating the impact, if any, that the adoption of SFAS No. 157 will have on its condensed consolidated statements of financial condition, operations and cash flows.
     Statement of Financial Accounting Standards No. 159 — “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Firm is currently evaluating the impact, if any, that the adoption of SFAS No. 159 will have on its condensed consolidated statements of financial condition, operations and cash flows.
NOTE 3 — SHAREHOLDERS’ EQUITY
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
Classes of Stock Prior to the Initial Public Offering
     Under the LLC Agreement, the Firm had the following classes of shares: (i) Class A shares, (ii) Class A-1 shares, (iii) Class B shares, (iv) Class C shares, (v) Class D shares and (vi) Class D-1 shares. The Class A, A-1 and B shares were held by the then partners and former partners of the Firm and represented equity interests and certain rights with respect to distributions of operating profits. In addition, holders of Class A shares had rights to a guaranteed return, paid at the end of each quarter based on the prime rate for the prior quarter. The Class C, D and D-1 shares were issued to strategic investors, including California Public Employees’ Retirement System, Nomura America Investment, Inc., private equity investors and venture capital investors. The Class C, D and D-1 shares were redeemable convertible shares and included certain preferred dividend and liquidation rights. In particular, holders of Class C shares had the right to sell all or a portion of their Class C shares back to the Firm at any time at a price that would result in a 12% internal rate of return. Holders of Class D shares were entitled to a 7% annual preferred return that was distributed semiannually. Holders of Class D-1 shares were entitled to a 5% annual preferred return that was distributed semiannually. All of these preference features terminated in connection with the Firm’s initial public offering.
Income Attributable to Class A, B and C Shareholders
     The Firm’s net income for the three months ended March 31, 2006 is shown after deducting the guaranteed return to Class A shareholders included in compensation and benefits expense for the period from January 1, 2006 to February 7, 2006. The Firm deducted all preferred returns payable from net income, including preferred dividends payable to Class D and D-1 shareholders and accretion of Class C shares, to arrive at net income attributable to Class A, B and C shareholders for the three months ended March 31, 2006.
NOTE 4 — SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED
     Securities owned and securities sold, but not yet purchased are as follows at March 31, 2007 and December 31, 2006 (in thousands):

	March 31, 2007		December 31, 2006
		Sold, But		Sold, But
		Not Yet		Not Yet
	Owned	Purchased	Owned	Purchased
Equity securities	$21,662	$107,224	$25,260	$63,078
Convertible bonds	139,305	19,448	111,773	22,610
U.S. Treasury securities	—	—	—	5,002

Total securities owned and securities sold, but not yet purchased	$160,967	$126,672	$137,033	$90,690

     At March 31, 2007 and December 31, 2006, securities sold, but not yet purchased are collateralized by securities owned that are held at the Firm’s clearing brokers.
     Convertible bonds include certain securities that are not readily marketable. These are investment securities that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933. The estimated fair value of the securities not readily marketable included in the convertible bonds owned is approximately $19.4 million and zero at March 31, 2007 and December 31, 2006, respectively. The estimated fair value of the securities not readily marketable included in the convertible bonds sold, but not yet purchased is approximately $5.6 million and $8.6 million at March 31, 2007 and December 31, 2006, respectively.
NOTE 5 — INVESTMENTS IN PARTNERSHIPS AND OTHER SECURITIES
     Investments in partnerships and other securities consist of investments in private equity partnerships and direct investments in private companies. Included in private equity investments are the general partner investments in investment partnerships and the adjustments recorded to reflect these investments at fair value. The Firm waived certain management fees with respect to certain of these partnerships through March 31, 2007. These waived fees constitute deemed contributions to the investment partnerships that serve to satisfy the Firm’s general partner commitment, as provided in the underlying investment partnerships’ partnership agreements. The Firm may be allocated a special profits interest in respect of previously waived management fees based on the subsequent investment performance of the respective partnerships.
     The investment partnerships in which the Firm is a general partner may allocate carried interest and make carried interest distributions to the general partner if the partnerships’ investment performance reaches a threshold as defined in the respective partnership agreements. The Firm recognizes the allocated carried interest when this threshold is met.

NOTE 6 — OTHER INVESTMENTS
     Other investments consist of investments with maturities greater than one year from purchase date recorded at market prices as follows at March 31, 2007 and December 31, 2006 (in thousands):

	March 31,	December 31,
	2007	2006
Auction rate securities	$62,450	$49,400
Municipal debt securities	22,220	22,125
Equity securities	1,910	1,902

Total other investments	$86,580	$73,427

     The auction rate securities represent short-term municipal securities of high investment grade rating, interest on which is exempt from federal income tax.
NOTE 7 — RELATED PARTY TRANSACTIONS
     Receivables from related parties consist of the following at March 31, 2007 and December 31, 2006 (in thousands):

	March 31, 2007	December 31, 2006
Co-Investment Fund loans to employees and former employees	$4,413	$4,390
Employee loans and other related party receivables	1,124	1,083
Less: Allowance for doubtful loans	(2,096)	(2,507)

Total receivables from related parties	$3,441	$2,966

Related Party Loans
     Co-Investment Funds — In 2000 and 2001 the Firm established an investment program for employees wherein employees who qualified as accredited investors were able to contribute up to 4% of their compensation to private equity funds (the “Co-Investment Funds”). The Co-Investment Funds were established solely for employees of the Firm and invested side-by-side with the Firm’s affiliates, Thomas Weisel Capital Partners, L.P. (a private equity fund formerly managed by the Firm) and Thomas Weisel Venture Partners L.P. As part of this program, the Firm made loans to employees for capital contributions to the Co-Investment Funds in amounts up to 400% of employees’ contributions. The Firm holds as collateral the investment in the Co-Investment Funds and establishes a reserve that reduces the carrying value of the receivable to the fair value of the collateralized ownership interest of the employees and former employees in the Co-Investment Funds. The Firm discontinued the investment program for employees in 2002. During the three months ended March 31, 2007 and March 31, 2006 the Co-Investment Funds distributed zero and $1.5 million, respectively, which was credited towards repayment of loans to employees.
     Employee Loans — The Firm from time to time prior to its initial public offering made unsecured loans to its employees. These loans were not part of a Firm program, but were made as a matter of course. The Firm has established a reserve for the face value of these loans.
Other Related Party Transactions
     The Firm provides personal office services to Mr. Weisel, its Chairman and Chief Executive Officer. Beginning January 1, 2006 the Firm reached an agreement with Mr. Weisel that he would reimburse the Firm for out-of-pocket expenses the Firm incurs for these services. Amounts incurred by the Firm for these services for the three months ended March 31, 2007 and 2006 were approximately $91,000 and $62,000, respectively.
     In addition, Mr. Weisel and certain other employees of the Firm from time to time use an airplane owned by Ross Investments Inc., an entity wholly owned by Mr. Weisel, for business travel. The Firm and Ross Investments, Inc. have adopted a time-sharing agreement in accordance with Federal Aviation Regulation 91.501 to govern the Firm’s use of the Ross Investments Inc. aircraft, pursuant to which the Firm reimburses Ross Investments Inc. for the travel expenses in an amount generally comparable to the expenses the Firm would have incurred for business travel on commercial airlines for similar trips. For the three months ended March 31, 2007 and 2006 the Firm paid approximately $37,000 and $22,000, respectively, to Ross Investments Inc. on account of such expenses. These amounts are included in marketing and promotion expense within the condensed consolidated statements of operations.

     According to filings it has made with the SEC, as of February 14, 2007 and October 10, 2006, Fidelity Management & Research Company (“Fidelity”) was the beneficial owner of approximately 11% of the Firm’s common stock outstanding as a result of acting as investment adviser to various investment companies. In addition, Fidelity is one of the Firm’s largest institutional brokerage clients in terms of commission revenue, and is also the parent company of TWP’s primary clearing broker.
NOTE 8 — NOTES PAYABLE
Senior Notes
     Concurrent with its initial public offering, the Firm issued three separate unsecured senior notes in the aggregate principal amount of $33 million. Two notes, each $10 million in principal, were issued to California Public Employees’ Retirement System. The first $10 million note was called “Senior Note” and the second $10 million note was called “Contingent Payment Senior Note”. The third note, in the principal amount of $13 million, was issued to Nomura America Investment, Inc. and was also called “Senior Note” with similar terms and covenants to the Senior Note issued to California Public Employees’ Retirement System. Both note holders were investors in Thomas Weisel Partners Group LLC, the predecessor to the Firm, and received the notes in partial consideration of exchange of their Class D and D-1 redeemable convertible shares. See Note 1 — Organization and Basis of Presentation for details on the reorganization transactions.
     The two Senior Notes in the aggregate principal amount of $23 million bear interest at a floating rate equal to the mid-term applicable federal rate in effect from time to time and mature in 2011. The Contingent Payment Senior Note bears no interest and provides for payments as and when certain distributions from Thomas Weisel Capital Partners, L.P. (a private equity fund formerly managed by the Firm), are made, with a maximum term of five years. As the interest rate terms for all three notes are at amounts more favorable than the current market incremental borrowing rate for the Firm, the notes were recorded at fair value and the discounts are being amortized over the terms of the loans. As the term of the Contingent Payment Senior Note is linked to distributions, estimates were made by the Firm and applied in determining the estimated term of the Contingent Payment Senior Note and the associated discount. The discount for the Contingent Payment Senior Note is being amortized over the full expected term maturing in 2011.
     Notes payable consists of the following at March 31, 2007 and December 31, 2006 (in thousands):

	March 31, 2007		December 31, 2006
	Principal Amount	Carrying Amount	Principal Amount	Carrying Amount
Senior Note, floating mid-term AFR + 2.25% (a)	$13,000	$12,108	$13,000	$12,056
Senior Note, floating mid-term AFR + 2.25% (a)	10,000	9,314	10,000	9,274
Contingent Payment Senior Note, non interest bearing (b)	4,417	3,594	4,417	3,536
Secured Note, floating at LIBOR + 2.85% (c)	6,533	6,533	7,467	7,467

Total notes payable	$33,950	$31,549	$34,884	$32,333

(a)	The Firm has recorded the debt principal at a discount to reflect the below-market stated interest rate of these notes. The Firm amortizes the discount to interest expense so that the interest expense approximates the Firm’s incremental borrowing rate.

(b)	The Contingent Payment Senior Note has a variable due date based upon distributions received from a certain private equity fund. The Firm has recorded the debt principal at a discount and amortizes the discount to interest expense so that the interest expense on this non-interest bearing note approximates the Firm’s incremental borrowing rate. During the three months ended March 31, 2007, the Firm did not receive any distributions to repay the principal balance of this note. During the three months ended March 31, 2006, the Firm received $1.8 million in distributions that were used to repay principal on this note.

(c)	Amounts are due in equal monthly installments through December 2008. The note is secured by all the fixed assets and leasehold improvements of the Firm.
     As of March 31, 2007 and December 31, 2006, the fair value for each of the notes payable presented above approximates the carrying value as of March 31, 2007 and December 31, 2006, respectively.
     During the three months ended March 31, 2006, the Firm incurred a commitment fee of 1.0% on a $40.0 million subordinated borrowing facility. This facility, which was not drawn on during the three months ended March 31, 2006, was terminated by the Firm in November 2006.

     The weighted-average interest rate for notes payable was 7.04% and 7.23% at March 31, 2007 and December 31, 2006, respectively.
     Scheduled principal payments for notes payable at March 31, 2007 are as follows (in thousands):

Remainder of 2007	$3,173
2008	3,733
2009	—
2010	1,544
2011	25,500
Thereafter	—

Total	$33,950

NOTE 9 — EARNINGS PER SHARE
     The Firm calculates its basic and diluted earnings per share in accordance with SFAS No. 128, Earnings per Share. Basic shares outstanding for the three months ended March 31, 2006 are calculated assuming exchange of the Firm’s Class C, D and D-1 redeemable convertible preference shares and Class A shares for shares of common stock, notes payable and the warrant had been consummated on January 1, 2006. The shares of common stock issued pursuant to the Firm’s initial public offering are considered outstanding from the date of the initial public offering and the shares of common stock issued pursuant to the Firm’s follow-on offering are considered outstanding from the date of the follow-on offering. See Note 1 — Organization and Basis of Presentation for discussion of the initial public offering, reorganization transactions and the follow-on offering.
     Diluted shares outstanding for the three months ended March 31, 2007 and 2006 are calculated including the effect of the dilutive instruments. The Firm uses the treasury stock method to reflect the potential dilutive effect of the unvested restricted stock units, the warrant and unexercised stock options.
     For purposes of computing dilutive shares outstanding, the shares of common stock underlying unvested restricted stock units as of March 31, 2007 and 2006 of 2,535,113 and 1,864,171, respectively, are assumed to have been delivered at the times of issuance. In applying the treasury stock method, the assumed proceeds from the assumed vesting and delivery were equal to the sum of (i) the amount of compensation cost attributed to future services and not yet recognized as of March 31, 2007 and 2006, and (ii) the amount of tax benefit that was credited to additional paid-in capital assuming vesting and delivery of the restricted stock units. The tax benefit is the amount resulting from a tax deduction for compensation in excess of compensation expense recognized for financial reporting purposes. The proceeds were assumed to be used to purchase the shares of common stock at the average market price during the three months ended March 31, 2007 and during the period from February 7, 2006 to March 31, 2006. The incremental shares of 708,632 and 164,011 for the three months ended March 31, 2007 and for the period from February 7, 2006 to March 31, 2006, respectively, were equal to the difference between the number of shares assumed issued on grant dates and the number of shares assumed purchased and were included in the denominator of the diluted earnings per share computations for the periods that they were outstanding during the three months ended March 31, 2007 and 2006, respectively.
     For purposes of computing dilutive shares outstanding for the three months ending March 31, 2007 and 2006, exercise of the warrant was assumed at the beginning of each period and shares of common stock of 486,486 were assumed to be issued. The incremental shares of 103,453 and 134,394 for the three months ended March 31, 2007 and 2006, respectively, were calculated as the difference between the number of shares assumed issued and the number of shares assumed purchased at the average share price during each period and were included in the denominator of the diluted earnings per share computation.
     Stock options for 32,831 shares of common stock were excluded from the computation of diluted earnings per share for the three months ended March 31, 2007 and 2006 as they were anti-dilutive.

     The following table is a reconciliation of basic and diluted income per share (in thousands, except per share data):

	Three Months Ended March 31,
	2007	2006
Net income	$5,401	$21,309
Less: Preferred dividends and accretion	—	1,608

Net income attributable to common shareholders and to Class A, B and C shareholders	$5,401	$19,701

Basic weighted average shares outstanding	26,070	20,238
Effect of dilutive securities:
Weighted average restricted stock units	709	164
Weighted average warrant	103	135

Diluted weighted average shares outstanding	26,882	20,537

Earnings per share:
Basic earnings per share	$0.21	$0.97
Diluted earnings per share	$0.20	$0.96
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
     At the Firm’s Annual Meeting of Shareholders on May 23, 2007, the Firm’s shareholders will vote on a proposal to amend the Equity Incentive Plan, which includes increasing the maximum number of shares that may be issued thereunder by 1,150,000 shares.
     The Firm accounts for share-based compensation at fair value, in accordance with provisions under SFAS No. 123(R), Share-Based Payment.
Restricted Stock Units
     A summary of non-vested restricted stock unit activity for the three months ended March 31, 2007 is presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value
Non-vested, December 31, 2006	1,897,485	$15.13
Issued	1,240,993	18.61
Vested	(551,991)	15.04
Cancelled	(51,374)	15.98

Non-vested, March 31, 2007	2,535,113	$16.84

     The fair value of the shares vested during the three months ended March 31, 2007 was $8.3 million. No shares vested during the three months ended March 31, 2006.
     As of March 31, 2007 there was $33.9 million of total unrecognized compensation expense related to non-vested restricted stock unit awards. This cost is expected to be recognized over a weighted-average period of 3.0 years.
     The Firm recorded $2.7 million and $1.1 million in non-cash compensation expense for the three months ended March 31, 2007 and 2006, respectively, with respect to grants of restricted stock units.

NOTE 11 — INCOME TAXES
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
     During the three months ended March 31, 2006, the Firm recognized a one-time tax benefit upon conversion to a corporation in connection with the establishment of its deferred tax asset balances, partially offset by a valuation allowance. The valuation allowance was recorded because at the time management concluded that a portion of the deferred tax benefit, which resulted from unrealized capital losses, more likely than not would not be realized due to the uncertainty of the Firm’s ability to generate future capital gains to offset such capital losses.
     During the three months ended March 31, 2007, the Firm determined that, due to realized and previously unanticipated expected future capital gains, the valuation allowance would be reduced to zero as the Firm realizes the deferred tax benefit during 2007. For the three months ended March 31, 2007, the Firm reduced the valuation allowance by $0.4 million resulting in a corresponding 4% decrease to the Firm’s effective tax rate. As of March 31, 2007, the remaining valuation allowance is $1.0 million.
     The Firm’s effective tax rate for the three months ended March 31, 2007 and March 31, 2006 was 39.2% and (103.4%), respectively. The increase in the Firm’s effective tax rate from the prior-year period is primarily due the one-time tax benefit in 2006 discussed above.
     The Firm does not provide for distribution taxes on the undistributed earnings of its foreign subsidiaries as the Firm intends to reinvest such earnings indefinitely.
NOTE 12 — COMMITMENTS, GUARANTEES AND CONTINGENCIES
Commitments
Lease Commitments
     The Firm leases office space and computer equipment under noncancelable operating leases which extend to 2016 and which may be extended as prescribed under renewal options in the lease agreements. The Firm has entered into several noncancelable sub-lease agreements for certain facilities or floors of facilities for partial and full lease terms. Office rent and computer equipment lease expenses charged to operations for the three months ended March 31, 2007 and 2006 was $4.2 million and $3.9 million, respectively.
     The Firm signed a forbearance agreement with the lessor of certain office space it occupies in San Francisco that provided a reduction in the rent payments from November 1, 2003 to October 31, 2005. There are certain non-financial and financial events that would automatically terminate the forbearance agreement, requiring the Firm to reimburse all forbearance amounts to the lessor. The most significant terminating events include the Firm merging with another entity, recording annual revenues greater than $316 million or recording pre-tax income equal to or greater than $40 million, in each case prior to the end of the original lease term in 2010. The financial thresholds are applicable whether attained through acquisition or business growth. The amount of future payments that could be required to be made is $3.3 million. The Firm currently believes it is not probable that the forbearance will be reimbursed. Accordingly, there has been no liability recorded on the Firm’s condensed consolidated statements of financial condition for this contingent obligation.
Fund Capital Commitments
     At March 31, 2007, the Firm and the Firm’s Asset Management Subsidiaries had commitments to invest an additional $5.0 million into affiliated investment partnerships. Such commitments may be satisfied by direct investments and are generally required to be made as investment opportunities are identified by the underlying partnerships. The Firm and the Firm’s Asset Management Subsidiaries’ commitments at March 31, 2007 are as follows (in thousands):

Global Growth Partners I	$1,420
Global Growth Partners II	1,341
Tailwind Capital Partners	1,000
Thomas Weisel Healthcare Venture Partners	698
Thomas Weisel India Opportunity Fund	489
Thomas Weisel Venture Partners	50

Total Fund Capital Commitments	$4,998

     In addition to the above commitments, in March 2007, the Firm committed $5.0 million to an investment in an unaffiliated fund. This commitment may be called in full at any time. During the three months ended March 31, 2007, this unaffiliated fund called $0.2 million of this commitment, which was funded by the Firm. The remaining unfunded portion of this commitment as of March 31, 2007 is $4.8 million. The Firm currently anticipates transferring this investment and the related commitment to a fund sponsored by the Firm. This commitment is not reflected in the table above.
     In April 2007, the Firm also committed $10.0 million to an investment in an unaffiliated fund. This commitment may be called in full at any time. The Firm currently anticipates transferring this investment and the related commitment to a fund sponsored by the Firm. This commitment is not reflected in the table above.
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
     The Firm is a member of various securities exchanges. Under the standard membership agreement, members are required to guarantee the performance of other members and, accordingly, if another member becomes unable to satisfy its obligations to the exchange, all other members would be required to meet the shortfall. The Firm’s liability under these arrangements is not quantifiable and could exceed the cash and securities it has posted as collateral. However, management believes that the potential for the Firm to be required to make payments under these arrangements is considered remote. The Firm has not recorded any loss contingency for this indemnification.
Guaranteed Compensation
     Consistent with practice in prior years, guaranteed compensation agreements were entered into during the three months ended March 31, 2007. These obligations are being accrued ratably over the service period of the agreements. Total unaccrued obligations at March 31, 2007 for services to be provided subsequent to March 31, 2007 were $17.8 million, of which $11.9 million, $5.4 million and $0.5 million is to be paid in 2007, 2008 and 2009, respectively.
Director and Officer Indemnification
     In connection with its initial public offering, the Firm entered into agreements that provide indemnification to its directors, officers and other persons requested or authorized by the Board to take actions on behalf of the Firm for all losses, damages, costs and expenses incurred by the indemnified person arising out of such person’s service in such capacity, subject to the limitations imposed by Delaware law. The Firm has not recorded any loss contingency for this indemnification.
Tax Indemnification Agreement
     In connection with its initial public offering, the Firm entered into a tax indemnification agreement to indemnify the members of Thomas Weisel Partners Group LLC against the full amount of certain increases in taxes that relate to activities of Thomas Weisel Partners Group LLC and its affiliates prior to the Firm’s initial public offering. The tax indemnification agreement included provisions that permit the Firm to control any tax proceeding or contest which might result in it being required to make a payment under the tax indemnification agreement. The Firm has not recorded any loss contingency for this indemnification.
Contingencies
Loss Contingencies
     The Firm is involved in a number of judicial, regulatory and arbitration matters arising in connection with its business, including those listed below. The outcome of matters the Firm is involved in cannot be determined at this time, and the results cannot be predicted with certainty. There can be no assurance that these matters will not have a material adverse effect on the Firm’s results of operations in any future period and a significant judgment could have a material adverse impact on the Firm’s condensed consolidated statements of financial condition, operations and cash flows. The Firm may in the future become involved in additional litigation in the ordinary course of its business, including litigation that could be material to the Firm’s business.
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
     Borghetti v. Campus Pipeline — A putative shareholder derivative action was brought in the Third Judicial District Court in Salt Lake County, Utah on October 5, 2004 against Campus Pipeline in connection with a sell-side mergers and acquisitions engagement in which the Firm acted as a financial advisor to Campus Pipeline. Plaintiffs alleged breach of fiduciary duty, fraud and similar related claims against Campus Pipeline’s directors, officers, attorneys and the Firm. On May 3, 2005, the court granted in part and denied in part the Firm’s motion to dismiss, dismissing all claims against the Firm except the breach of fiduciary duty claim. Thereafter, on April 23, 2007, the court granted the Firm’s motion for summary judgment with respect to the remaining claims against the Firm, although the plaintiffs may appeal this decision. The Firm has denied liability in connection with this matter. The Firm believes it has meritorious defenses to the action and intends to vigorously defend such action as it applies to the Firm.
     In re First Horizon Pharmaceutical Corporation Securities Litigation — The Firm is a defendant in a purported class action litigation brought in connection with a secondary offering of First Horizon Pharmaceutical Corporation in April 2002 where the Firm acted as a co-manager. The consolidated amended complaint, filed in the United States District Court for the Northern District of Georgia on September 2, 2003, alleges violations of federal securities laws against First Horizon and certain of its directors and officers as well as First Horizon’s underwriters, including the Firm, based on alleged false and misleading statements in the registration statement and other documents. The underwriters’ motion to dismiss was granted by the court in September 2004. The plaintiffs appealed the dismissal to the United States Court of Appeals for the Eleventh Circuit, and, on September 26, 2006, the Circuit Court vacated the dismissal and remanded the case to the District Court and instructed the District Court to permit the plaintiffs to replead their claim. The Firm believes it has meritorious defenses to these actions and intends to vigorously defend such actions as they apply to the Firm.
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
     In re Initial Public Offering Securities Litigation — The Firm is a defendant in several purported class actions brought against numerous underwriters in connection with certain initial public offerings in 1999 and 2000. These cases have been consolidated in the United States District Court for the Southern District of New York and generally allege that underwriters accepted undisclosed compensation in connection with the offerings, entered into arrangements designed to influence the price at which the shares traded in the aftermarket and improperly allocated shares in these offerings. The actions allege violations of federal securities laws and seek unspecified damages. Of the 310 issuers named in these cases, the Firm acted as a co-lead manager in one offering, a co-manager in 32 offerings, and as a syndicate member in 10 offerings. The Firm has denied liability in connection with these matters. On June 10, 2004, plaintiffs entered into a definitive settlement agreement with respect to their claims against the issuer defendants and the issuers’ present or former officers and directors named in the lawsuits, however, approval of the proposed settlement remains on hold pending the resolution of the class certification issue described below. By a decision dated October 13, 2004, the federal district court granted plaintiffs’ motion for class certification, however, the underwriter defendants petitioned the U.S. Court of Appeals for the Second Circuit to review that certification decision. On December 5, 2006 the Second Circuit vacated the district court’s class certification decision and the plaintiffs subsequently petitioned the Second Circuit for a rehearing. On April 6, 2007, the Second Circuit denied the rehearing request. The Firm believes it has meritorious defenses to these actions and intends to vigorously defend such actions as they apply to the Firm.
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
     In re Merix Securities Litigation — The Firm has been a defendant in a purported class action suit brought in connection with an offering in January 2004 involving Merix Corporation in which it served as co-lead manager for Merix. On September 15, 2005, the United States District Court for the District of Oregon entered an order dismissing all claims against the underwriter defendants, including the Firm, and the Merix defendants. A portion of the claim under Section 12(a)(2) of the Securities Exchange Act of 1934 was dismissed with prejudice, and the remainder of that claim and the Section 11 claim were dismissed with leave to re-file. Plaintiffs subsequently filed an amended complaint and on September 28, 2006 the Court dismissed the remaining claims with prejudice. Following the September 28th dismissal, plaintiffs have filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. The Firm has denied liability in connection with this matter. The Firm believes it has meritorious defenses to these actions and intends to vigorously defend such actions as they apply to the Firm.
     In Re SeraCare Life Sciences, Inc. Securities Litigation — The Firm has been named a defendant in a purported class action lawsuit filed in July 2006 arising out of alleged false and misleading financial statements issued between 2003 and 2006 by SeraCare Life Sciences, Inc. The complaint was filed in the United States District Court for the Southern District of California and alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 against certain of SeraCare’s current and former officers and directors, its former auditor, and its controlling shareholders and investment bankers, including the Firm, due to the Firm having been a co-manager of SeraCare’s 2005 secondary offering of common stock. In March 2007, certain of the claims against the Firm were dismissed, although because these claims were dismissed without prejudice, the plaintiffs may replead these dismissed claims and the Firm currently expects that they will do so. SeraCare has disclosed that it filed for bankruptcy in March 2006. The Firm believes it has meritorious defenses to these actions and intends to vigorously defend such actions as they apply to the Firm.
     In re U.S. Auto Parts Network, Inc. Securities Litigation — The Firm has been named a defendant in a purported class action lawsuit filed in March 2007 with respect to the initial public offering of U.S. Auto Parts Network, Inc. on February 8, 2007 and subsequent public disclosures by U.S. Auto Parts. The Firm was an underwriter and a co-book manager of the U.S. Auto Parts initial public offering. The complaint, which was filed in the United States District Court, Central District of California, Western Division, alleges violations of various federal securities laws against U.S. Auto Parts and certain of its directors and officers as well as U.S. Auto Parts’ underwriters, including the Firm, based on, among other things, alleged false and misleading statements. The Firm believes it has meritorious defenses to these actions and intends to vigorously defend such actions as they apply to the Firm.
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
Other Matters
     IRS Information Requests Relating to Tax Products — The Firm has received requests for information from the Internal Revenue Service, or IRS, regarding its referrals of clients to a third-party provider of tax products in 1999, 2000 and 2001. The Firm has cooperated with these requests and believes it has complied with all material regulatory requirements as a referring party. The IRS has extended offers of settlement to promoters and organizers of similar tax planning products. The Firm has also received one of these offers of settlement, and has engaged in discussions with the IRS regarding this offer, but the Firm continues to believe that it was a referring party and not a promoter or organizer of these tax products. The Firm believes it has substantial support for its position and intends to vigorously defend against any alleged penalties should they be assessed.
     NASD Review of Autex Blockdata Reporting — On August 8, 2006, the Firm received an inquiry letter from the NASD indicating that it was reviewing the Firm’s reporting of advertised trading volume through the Autex Blockdata system with respect to a particular transaction on a specified trading day in the third quarter of 2005 and requesting information and documentation relating to that transaction and the Firm’s policies and procedures with respect to reporting advertised volume through the Autex Blockdata system. Subsequently, in September 2006, the NASD published a Notice to Members regarding the communication of accurate information to services that communicate trading data to the marketplace. On November 27, 2006, the NASD advised the Firm by letter that the NASD had made a preliminary determination to recommend disciplinary action based upon a violation of the NASD’s rules. Since that time, the Firm and other industry participants have engaged in discussions with the NASD staff regarding Autex Blockdata reporting activity. These and other discussions may resolve the matter without formal enforcement action, however, if the NASD were to continue to pursue an enforcement action against the Firm, the Firm could be liable for monetary penalties or other enforcement remedies.
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
NOTE 13 — FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK, CREDIT RISK OR MARKET RISK
Concentration of Credit Risk and Market Risk
     The majority of TWP’s transactions, and consequently the concentration of its credit exposure, is with its clearing brokers. The clearing brokers are also the primary source of short-term financing for both securities purchased and securities sold, not yet purchased by the Firm. TWP’s securities owned may be pledged by the clearing brokers. The amount receivable from or payable to the clearing brokers in the Firm’s condensed consolidated statements of financial condition represents amounts receivable or payable in connection with the trading of proprietary positions and the clearance of customer securities transactions. As of March 31, 2007 and December 31, 2006, TWP’s cash on deposit with the clearing brokers was not collateralizing any liabilities to the clearing brokers.
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
     The Firm is also exposed to market risk through its investments in partnership investments and through certain loans to employees collateralized by such investments. In addition, as part of the Firm’s investment banking and asset management activities, and generally in connection with the development of new asset management products, the Firm from time to time takes long and short positions in publicly traded equities and related options and other derivative instruments and makes private equity investments, all of which expose the Firm to market risk. These activities are subject, as applicable, to risk guidelines and procedures designed to manage and monitor market risk.
     Included in accrued compensation is an employment agreement whose value is indexed to publicly traded shares of an unrelated entity. This agreement is considered a derivative under applicable GAAP and, accordingly, is being marked to market through compensation and benefits expense in the condensed consolidated statements of operations. The fair value of this derivative was $2.0 million and $1.9 million at March 31, 2007 and December 31, 2006, respectively. The Firm has reduced its exposure to fluctuations in the underlying security by purchasing shares of the underlying security. In accordance with the Firm’s stated

accounting policy, these shares are carried at market value with fluctuations in value reflected in asset management revenues in the condensed consolidated statements of operations.
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
     As of March 31, 2007, TWP’s net capital was $49.7 million, which was $48.7 million in excess of its required minimum.
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
     In addition, Thomas Weisel Partners International Limited (“TWPIL”), a subsidiary of the Firm located in the U.K., is a registered U.K. broker-dealer and is subject to the capital requirements of the Securities and Futures Authority Limited. As of March 31, 2007, TWPIL was in compliance with these requirements.
NOTE 15 — PRO FORMA, AS ADJUSTED
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
Interest Expense, Preferred Dividends and Accretion
     The pro forma, as adjusted information included in the condensed consolidated statements of operations reflects interest expense that would have been incurred and preferred dividends and accretion that would not have been incurred had the following taken place on January 1, 2006:
•	the issuance of common stock in exchange for all of the Class A members’ interests and all of the Class C convertible preference stock;

•	the issuance of common stock, a $10.0 million principal unsecured, senior floating-rate note and a $10.0 million principal unsecured, senior non-interest bearing note in exchange for all of the Class D convertible preference stock;

•	the issuance of common stock, a $13.0 million principal unsecured, senior floating-rate note and a warrant, with a fair value of $4.6 million determined by applying a Black-Scholes option pricing model with an exercise price of $15 based on the initial public offering price of $15 per share, for the purchase of 486,486 of the Firm’s common shares.
     On a pro forma basis, net revenues for the three months ended March 31, 2006 were decreased by the estimated interest expense for the notes payable of $0.1 million. In addition, net income attributable to common shareholders and to Class A, B and C shareholders was increased by $1.6 million to reflect the elimination of preferred dividends and accretion.
Income Taxes
     The pro forma, as adjusted information included in the condensed consolidated statements of operations reflects income taxes that would have been incurred had the Firm been converted to a corporation and subjected to U.S. federal and state tax on its income beginning January 1, 2006. Prior to the reorganization of the Firm from a limited liability company to a corporation, all income and losses of the Firm, except income from its foreign subsidiaries, were reportable by the individual members of the limited liability company in accordance with U.S. federal and state income tax regulations.
     On a pro forma basis, the tax benefit for the three months ended March 31, 2006 was decreased by the estimated additional tax expense of $1.5 million as if the Firm was a corporation beginning January 1, 2006. The additional tax expense is attributable to the Firm’s applicable tax rate, a combination of federal, state and local income tax rates, of 42% applied to the Firm’s pro forma net income for the period beginning January 1, 2006 through February 6, 2006.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results and the timing of events may differ significantly from those projected in forward-looking statements due to a number of factors, including those set forth in Part I, Item 1A — “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. See “Where You Can Find More Information” on page -ii- of this Quarterly Report on Form 10-Q.
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
     Our business is managed as a single operating segment, and we generate revenues by providing financial services that include investment banking, brokerage, research and asset management. We take a comprehensive approach in providing these services to growth companies in our target sectors. We are exposed to volatility and trends in the general securities market and the economy, and we are specifically exposed to volatility and trends in our target sectors. Since our firm was founded in 1998, the U.S. economy in general, and our target sectors in particular, have experienced periods of expansion and contraction, as well as periods of uncertainty and cautious optimism. Notwithstanding this exposure to volatility and trends in our target sectors, in order to provide value to our clients, we have made a long-term commitment to maintaining a substantial, full-service integrated business platform.
     In April 2007, as part of the expansion of our institutional sales efforts, we established a branch office in Chicago, Illinois.
Consolidated Results of Operations
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
     The following table provides a summary of the results of our operations for the three months ended March 31, 2007 and 2006 (in thousands, except percentages and per share amounts):

	Three Months Ended March 31,
	2007	2006	% Change
Net revenues	$76,689	$77,977	(1.7)%
Income before taxes	8,882	10,478	(15.2)
Net income	5,401	21,309	(74.7)
Net income attributable to common shareholders and to Class A, B and C shareholders	5,401	19,701	(72.6)%
Earnings per share:
Basic earnings per share	$0.21	$0.97
Diluted earnings per share	$0.20	$0.96

Revenues
     The following table sets forth our revenues for the three months ended March 31, 2007 and 2006, both in dollar amounts and as a percentage of net revenues for these periods (dollar amounts in thousands):

	Three Months Ended March 31,
	2007	2006	% Change
Revenues:
Investment banking	$39,292	$36,494	7.7%
Brokerage	28,856	34,387	(16.1)
Asset management	5,715	6,953	(17.8)
Interest income	4,348	2,212	96.6
Other revenue	920	—	100.0

Total revenues	79,131	80,046	(1.1)
Interest expense	(2,442)	(2,069)	18.0

Net revenues	$76,689	$77,977	(1.7)%

Percentage of net revenues:
Investment banking	51.2%	46.8%
Brokerage	37.6	44.1
Asset management	7.5	8.9
Interest income	5.7	2.9
Other revenue	1.2	—

Total revenues	103.2	102.7
Interest expense	(3.2)	(2.7)

Net revenues	100.0%	100.0%

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
     Three Months Ended March 31, 2007 versus Three Months Ended March 31, 2006. Investment banking revenue increased $2.8 million in the three months ended March 31, 2007 from the same period in 2006. This increase was the result of our average revenue per transaction increasing to $2.3 million during the three months ended March 31, 2007 from $1.9 million in the same period of 2006, an increase of 20.3%. This increase was due to a strategic advisory transaction which resulted in $13.4 million in investment banking revenue. During the three months ended March 31, 2007, we closed 17 investment banking transactions, compared to 19 during the three months ended March 31, 2006, a decrease of 10.5%. We joint book-managed our own initial public offering during the three months ended March 31, 2006, however, we did not include this transaction in our transaction count, did not recognize revenue relating to this transaction and did not include this transaction in calculating our revenue per transaction measures.
     Capital raising revenue accounted for 37.6% of our investment banking revenue in the three months ended March 31, 2007 compared to 87.3% in the same period of 2006. Our capital raising revenue decreased $17.1 million to $14.8 million in the three months ended March 31, 2007 compared to $31.9 million in the same period of 2006. The decrease was primarily the result of closing 10 capital raising transactions during the three months ended March 31, 2007, compared to 16 during the same period of 2006, a decrease of 37.5%. In addition, our average revenue per capital raising transaction decreased to $1.5 million during the three months ended March 31, 2007 compared to $2.0 million during the same period of 2006, a decrease of 25.9%.
     Strategic advisory revenue accounted for 62.4% of our total investment banking revenue in the three months ended March 31, 2007 compared to 12.7% in the same period of 2006. Strategic advisory revenue increased $19.9 million to $24.5 million in the three months ended March 31, 2007 compared to $4.6 million in the same period of 2006. The increase was primarily the result of our average revenue per strategic advisory transaction increasing to $3.5 million during the three months ended March 31, 2007 compared to $1.5 million during the same period of 2006, an increase of 126.9%, due to an increase in the average size of the strategic advisory transactions we participated in. In addition, we closed seven strategic advisory transactions during the three months ended March 31, 2007, compared to three during the same period of 2006, an increase of 133.3%. Our strategic advisory revenues for the first quarter of 2007 included $13.4 million in revenues generated from a single engagement.
     Our investment banking revenues may be affected by the overall level of capital raising activity in the marketplace and, in particular, in our target sectors, although there is not always a correlation between our activity and that of the market as a whole. Based on data from Dealogic, we estimate that aggregate quarterly gross proceeds raised in U.S. equity capital markets transactions, including IPOs, secondary offerings and convertible debt securities offerings were as follows for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
Capital Raising Activity (U.S. Equity Capital Markets)	2007	2006
Gross proceeds raised by companies in our target sectors (in billions)	$18.7	$27.7
Gross proceeds raised in U.S. equity capital markets (in billions)	$61.6	$49.7
Target sectors as a percentage of total gross proceeds	30.4%	55.8%

Fees generated from equity capital markets in our target sectors (in billions)	$0.75	$0.93
     Based upon the market information presented above, the gross proceeds raised and the total capital markets fees generated within our target sectors decreased by 32.5% and 19.4%, respectively, during the three months ended March 31, 2007 from the three months ended March 31, 2006. This compares to our capital raising revenues which decreased 53.7% during the same period.
     Our investment banking revenues may also be affected by the overall level of mergers and acquisitions activity in the marketplace and, in particular, in our target sectors, although there is not always a correlation between our activity and that of the market as a whole. Based on data from Securities Data Corp., we estimate that the following mergers and acquisitions activity occurred during the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
Mergers and Acquisitions Activity (All U.S. Companies)	2007	2006
Announced acquisitions and mergers of U.S. companies in our target sectors	266	282
Announced acquisitions and mergers of U.S. companies in all market sectors	562	546
Target sectors as a percentage of total transactions	47.3%	51.6%

Value of announced acquisitions and mergers of U.S. companies in our target sectors (in billions)	$139	$119
Value of announced acquisitions and mergers of U.S. companies in all market sectors (in billions)	$375	$347
Target sectors as a percentage of total value	37.0%	34.3%
     Based upon the market information presented above for the announced acquisitions and mergers in our target sectors, the number of transactions decreased by 5.7%, however the market value of such transactions increased by 16.5% during the three months ended March 31, 2007 from the three months ended March 31, 2006. This compares to our acquisition and merger revenue which increased significantly to $24.5 million from $4.6 million during the same period.
Brokerage Revenue
     Our brokerage revenues include (i) commissions paid by customers from brokerage transactions in equity securities, (ii) spreads paid by customers on convertible debt securities, (iii) trading gains and losses which result from market making activities and from our commitment of capital to facilitate customer transactions, (iv) advisory fees paid to us by high-net-worth individuals and institutional clients of our private client services group, which are generally based on the value of the assets we manage, and (v) fees paid to us for research.
     Three Months Ended March 31, 2007 versus Three Months Ended March 31, 2006. Brokerage revenue decreased $5.5 million in the three months ended March 31, 2007 from the same period in 2006. The decrease was primarily attributable to lower revenue from our institutional business due to a reduction in our average daily volume of shares traded for our customers.
     The combined average daily volume on the New York Stock Exchange and Nasdaq was approximately 3.8 billion shares in the three months ended March 31, 2007, an increase of 0.3% from the three months ended March 31, 2006. Our combined average daily customer trading volume decreased 26.3% during this same period primarily due to declines in the volume of shares we traded for our institutional brokerage customers. We believe the decline in our trading volume for institutional customers during the three months ended March 31, 2007 is partially due to the increased use of alternative trading systems by our customers, a decrease in the willingness of our brokerage customers to pay full service commissions in order to access our equity research or other factors. In response to these factors, since the first quarter of 2006 we have expanded our product offerings in convertible debt trading, middle market client sales and trading and electronic trading. A comparison of the three months ended December 31, 2006 to the three months ended March 31, 2007 shows that our brokerage revenue has remained relatively unchanged and our combined average daily customer trading volume decreased 2.4%.
Asset Management Revenue
     Our asset management revenues include (i) private equity management fee revenue consisting of fees that we earn from investment partnerships we manage, (ii) allocation of the appreciation and depreciation in the fair value of our investments in the underlying partnerships, (iii) distribution management revenue that we earn from the management of equity distributions received by our clients and (iv) other asset management-related realized and unrealized gains and losses on investments not associated with investment partnerships, primarily equity securities.
     Three Months Ended March 31, 2007 versus Three Months Ended March 31, 2006. Asset management revenue decreased by $1.2 million in the three months ended March 31, 2007 from the same period in 2006. The fluctuation is primarily due to decreased investment gains in partnerships and other securities of $1.4 million and $0.3 million, respectively, partially offset by an increase in management fees of $0.5 million.
     Management fees increased $0.5 million, or 15.5%, to $3.9 million in the three months ended March 31, 2007 from $3.4 million in the same period of 2006, primarily due to an increase in management fees received from Thomas Weisel Global Growth Partners of $0.3 million and Thomas Weisel India Opportunity of $0.2 million.
     Investment gains in partnerships decreased $1.4 million to $1.4 million in the three months ended March 31, 2007 from $2.8 million in the same period of 2006, primarily due to a decrease in investment gains from Thomas Weisel Capital Partners of $2.4 million, partially offset by an increase in investment gains from Thomas Weisel Healthcare Venture Partners of $0.7 million. Investment gains in other securities decreased $0.3 million to $0.5 million in the three months ended March 31, 2007 from $0.8 million in the same period of 2006.
Other Revenue
     Three Months Ended March 31, 2007. Other revenue of $0.9 million recorded in the three months ended March 31, 2007 relates to the gain, net of selling costs, on the sale and licensing of certain software previously developed for internal use. At the time of sale there were no amounts capitalized relating to this software.
Operating Expenses Excluding Interest
     The following table sets forth information relating to our operating expenses excluding interest for the three months ended March 31, 2007 and 2006, both in dollar amounts and as a percentage of net revenues for these periods (dollar amounts in thousands):

	Three Months Ended March 31,
	2007	2006	% Change
Expenses excluding interest:
Compensation and benefits expense	$43,990	$41,937	4.9%
Non-compensation expense	23,817	25,562	(6.8)

Total expenses excluding interest	$67,807	$67,499	0.5%

Percentage of net revenues:
Compensation and benefits expense	57.4%	53.8%
Non-compensation expense	31.0	32.8

Total	88.4%	86.6%

Average number of employees	592	542
Compensation and Benefits Expense
     Compensation and benefits expenses to secure the services of our employees have been the largest component of our total expenses excluding interest. Compensation and benefits expense includes salaries, overtime, bonuses, commissions, share-based compensation, benefits, employment taxes and other employee costs.

     We have a discretionary bonus plan based on a combination of firm and individual performance and we have entered into guaranteed contractual agreements with employees that require specified bonus payments, both of which are accrued over the service periods. These bonuses make up a significant portion of our compensation and benefits expense, particularly for our senior professionals.
     Equity awards constitute a portion of our compensation expense and are issued to new hires and in conjunction with our bonuses. These equity awards will vest over a four-year service period, except for the equity awards issued in connection with our initial public offering which vest over a three-year period, all subject to continued employment and, accordingly, recorded as non-cash compensation expense ratably over the service period beginning at the date of grant.
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
     New business initiatives or efforts to expand existing businesses may require that we incur compensation and benefits expense that exceeds our target range either on a permanent basis or temporarily as we incur compensation and benefits expense prior to realizing associated additional revenues. Additionally, we may not be able to retain our professionals at compensation levels that are within our target range. We therefore thoroughly evaluate business and personnel decisions with respect to our target range and are required to continually assess whether our target range remains reasonable and appropriate for our business.
     Further, beginning in 2006 we granted equity awards as part of our compensation and hiring process, the full expense of which is not recognized at the time of grant and which instead is recognized pro rata over the four-year vesting period for each grant. We have made, and intend to make, additional grants in 2007 and subsequent years. As a result, our ability to continue to comply with our 55% to 58% ratio will be impacted as we recognize multiple years of share-based compensation expense associated with the vesting of prior year grants in 2007 and subsequent years. As an example, in February 2007, in connection with the payment of 2006 annual bonuses, we granted equity awards with a grant date fair value of $23.0 million, which represents 8.7% of 2006 net revenues (excluding investment gains and losses attributable to investments in partnerships and other securities); however, because this grant occurred in 2007, none of this amount was expensed in 2006 or included in the calculation of our 2006 compensation and benefits ratio. As of March 31, 2007, there was $13.7 million of unrecognized compensation expense related to non-vested restricted stock unit awards made in connection with our initial public offering, which is expected to be recognized over a weighted-average period of 1.8 years. As of March 31, 2007, there was $20.2 million of unrecognized compensation expense related to non-vested restricted stock unit awards made subsequent to our initial public offering, which is expected to be recognized over a weighted-average period of 3.8 years.
     Three Months Ended March 31, 2007 versus Three Months Ended March 31, 2006. Compensation and benefits expense increased $2.1 million in the three months ended March 31, 2007 from the same period in 2006, primarily due to an increase in the average number of employees during the three months ended March 31, 2007 as compared the three months ended March 31, 2006, as well as an increase in payroll taxes relating to the payment of prior year bonuses. Compensation and benefits expense during the three months ended March 31, 2007 and 2006 included $1.9 million and $1.1 million, respectively, of non-cash compensation expense relating to equity awards made in connection with our initial public offering. Compensation and benefits expense (excluding expense relating to equity awards made in connection with our initial public offering), as a percentage of net revenues (excluding investment gains and losses attributable to investments in partnerships and other securities) increased to 56% in the three months ended March 31, 2007 from 55% in the three months ended March 31, 2006.
Non-Compensation Expenses
     Our non-compensation expenses include brokerage execution, clearance and account administration, communications and data processing, depreciation and amortization, marketing and promotion, occupancy and equipment, and other expenses.
     Three Months Ended March 31, 2007 versus Three Months Ended March 31, 2006. Non-compensation expense decreased $1.7 million in the three months ended March 31, 2007 from the same period in 2006. The fluctuation was primarily the result of a $2.0 million decrease in brokerage execution, clearance and account administration expense due to lower trading volume and lower cost per trade in the three months ended March 31, 2007 compared to the same period in 2006. In addition, occupancy and equipment expense decreased $0.6 million primarily due to the fact that during the three months ended March 31, 2006 we recorded an occupancy charge related to our decision to sublease, at a lower rate than our then-current lease rate, premises in Menlo Park, California. These decreases were partially offset by an increase in marketing and promotion expense of $0.7 million during the three months ended March 31, 2007 compared to the same period in 2006 as a result of increased travel and entertainment related to the launch of Discovery Research.

Provision for Taxes
     Before completion of our initial public offering on February 7, 2006, we were a limited liability company and all of our income and losses were reportable by our individual members and, accordingly, the U.S. federal and state income taxes payable by our members, based upon their share of our net income, had not been reflected in our historical consolidated financial statements.
     In connection with our initial public offering we reorganized from a limited liability company into a corporation, and following that reorganization became subject to U.S. federal and state income taxes. We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities based upon temporary differences between the financial reporting and tax bases of our assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized. During the three months ended March 31, 2006, we recognized a one-time tax benefit upon conversion to a corporation in connection with the establishment of our deferred tax asset balances, partially offset by a valuation allowance. The valuation allowance was recorded because at the time management concluded that a portion of the deferred tax benefit, which resulted from unrealized capital losses, more likely than not would not be realized due to the uncertainty of our ability to generate future capital gains to offset such capital losses.
     During the three months ended March 31, 2007, we determined that, due to realized and previously unanticipated expected future capital gains, the valuation allowance would be reduced to zero as we realize the deferred tax benefit during 2007. For the three months ended March 31, 2007, we reduced the valuation allowance by $0.4 million resulting in a corresponding 4% decrease to our effective tax rate. As of March 31, 2007, the remaining valuation allowance is $1.0 million.
     Our effective tax rate for the three months ended March 31, 2007 and March 31, 2006 was 39.2% and (103.4%), respectively. The increase in our effective tax rate from the prior-year period is primarily due the one-time tax benefit in 2006, discussed above.
Liquidity and Capital Resources
     Prior to our initial public offering in February 2006, we historically satisfied our capital and liquidity requirements through capital raised from our partners and strategic investors, internally generated cash from operations and available credit from market sources. In February 2006, we completed our initial public offering of common stock, raising $66.2 million in net proceeds, and, in May 2006, we completed a follow-on public offering of common stock, raising $76.0 million in net proceeds.
     The following table represents our most liquid assets as of March 31, 2007 (in thousands):

March 31, 2007
Cash and cash equivalents	$117,934
Other investments	86,580

Total	$204,514

     Other investments includes $62.5 million in auction rate securities at March 31, 2007.
     In addition, we have access to liquidity within our securities inventory classified as securities owned and securities sold, not yet purchased. We also have a secured financing arrangement with General Electric Capital Corporation that is secured by furniture, equipment and leasehold improvements, with a 3-year term and a variable interest rate at LIBOR plus 2.85%. As of March 31, 2007, the outstanding balance under this facility was $6.5 million.
     The timing of bonus and retention compensation payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees are generally paid salaries semi-monthly during the year, bonus and retention compensation payments, which make up a larger portion of total compensation, are generally paid at selected times during the year. Bonus and retention compensation payments for a given year are generally paid in February and July of the following year. In February 2007 we made aggregate cash bonus payments to our employees of approximately $28.9 million. In July 2007, we expect to pay approximately $22.8 million in cash bonuses to our employees.
     Beginning in 2007 and continuing thereafter, equity awards in the form of restricted stock units that we previously granted will vest and become deliverable. For example, on or about February 9, 2008, approximately 305,000 shares of freely transferable common stock will become deliverable to our employees in respect of equity awards granted on February 9, 2007. Our cash position and liquidity will be affected to the extent we elect to indirectly repurchase a portion of these vesting shares, through a net settlement feature as provided for in SFAS No. 123(R), Share-Based Payment, to meet the minimum statutory income tax withholding requirements of our employees.

     In connection with our initial public offering of common stock, we issued $33 million of unsecured senior notes to our former Class D and Class D-1 shareholders and are required to make principal and interest payments on these notes in accordance with their terms.
     Thomas Weisel Partners LLC, our wholly-owned subsidiary and a registered securities broker-dealer, is subject to the net capital requirements of the NYSE and the SEC’s uniform net capital rule. NYSE and SEC regulations also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met. At March 31, 2007, Thomas Weisel Partners LLC had excess net capital of $48.7 million. Regulatory net capital requirements change based on certain investment and underwriting activities.
     Due to the nature of our investment banking and brokerage businesses, liquidity is of critical importance to us. Accordingly, we regularly monitor our liquidity position, including our cash and net capital positions. From time to time we may borrow funds under temporary subordinated loan agreements with our primary clearing broker. Such funds would constitute capital for purposes of calculating our net capital position. We believe that our current level of equity capital, which includes the net proceeds to us from our initial public offering of common stock and our May 2006 follow-on offering of common stock, funds anticipated to be provided by operating activities and funds available under temporary loan agreements, will be adequate to meet our liquidity and regulatory capital requirements for the next 12 months.
Cash Flows
     Operating activities used $10.6 million of cash during the three months ended March 31, 2007, primarily due to an increase in our receivable from clearing brokers of $25.6 million, a reduction in accrued compensation of $13.9 million, reflecting year-end payments of incentive compensation, and a decrease in our accrued liabilities of $1.6 million. We also had non-cash unrealized and realized gains on partnership and other investments of $1.4 million. This overall decrease in cash and cash equivalents is partially offset by a decrease in securities owned of $12.0 million and a decrease in our corporate finance and syndicate receivable of $10.0 million. In addition we had net income of $5.4 million, as well as non-cash share-based compensation of $2.7 million and depreciation and amortization of $1.7 million.
     Investing activities used $14.1 million of cash during the three months ended March 31, 2007, including the purchase of $37.7 million of municipal and auction-rate securities, investments in private equity partnerships of $0.5 million and purchases of property and equipment of $0.4 million. This decrease in cash and cash equivalents is partially offset by proceeds from sale of other investments of $24.5 million.
     Financing activities used $1.4 million of cash during the three months ended March 31, 2007, primarily due to repayments of notes payable of $0.9 million and share repurchases of $0.5 million.
Contractual Obligations
     There have been no material changes during the period covered by this report, outside of the ordinary course of our business, to the contractual obligations specified in the table of contractual obligations disclosed in Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2006.
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
Fair Value of Financial Instruments
     “Securities owned”, “Securities sold, but not yet purchased” and “Other investments” in our condensed consolidated statements of financial condition consist of financial instruments carried at fair value or amounts that approximate fair value, with related unrealized gains or losses recognized in our results of operations. The use of fair value to measure these financial instruments, with related unrealized gains and losses recognized immediately in our results of operations, is fundamental to our condensed consolidated financial statements and is one of our most critical accounting policies. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.
     Fair values of our financial instruments are generally obtained from quoted market prices in active markets, broker or dealer price quotations, or alternative pricing sources with reasonable levels of price transparency. To the extent certain financial instruments trade infrequently or are non-marketable securities and, therefore, have little or no price transparency, we value these instruments using methodologies such as the present value of known or estimated cash flows and generally do not adjust underlying valuation assumptions unless there is substantive evidence supporting a change in the value of the underlying instrument or valuation assumptions (such as similar market transactions, changes in financial ratios or changes in credit ratings of the underlying companies).
     Financial instruments we own (long positions) are marked to bid prices, and instruments we have sold but not yet purchased (short positions) are marked to offer prices. If liquidating a position is reasonably expected to affect its prevailing market price, our valuation is adjusted generally based on market evidence or predetermined policies. In certain circumstances, such as for highly illiquid positions, management’s estimates are used to determine this adjustment.
Private Equity Investment Partnerships
     Investments in partnerships include our general partnership interests in investment partnerships. These interests are carried at fair value based on our percentage interest in the underlying partnerships. The net assets of the investment partnerships consist primarily of investments in marketable and non-marketable securities. The underlying investments held by such partnerships are valued based on quoted market prices, or estimated fair value if there is no public market. Such estimates of fair value of the partnerships’ non-marketable investments are ultimately determined by us or our affiliates in our capacity as general partner and, in the case of an investment in an unaffiliated investment partnership, are based on financial statements prepared by an unaffiliated general partner. Due to the inherent uncertainty of valuation, fair values of these non-marketable investments may differ from the values that would have been used had a ready market existed for these investments, and the differences could be material. Adjustments to carrying value are made if there are third-party transactions evidencing a change in value. Downward adjustments are also made, in the absence of third-party transactions, if we determine that the expected realizable value of the investment is less than the carrying value. In reaching that determination, we consider many factors, including, but not limited to, the operating cash flows and financial performance of the companies relative to budgets or projections, trends within sectors and/or regions, underlying business models, expected exit timing and strategy, and any specific rights or terms associated with the investment, such as conversion features and liquidation preferences. In cases where an estimate of fair value is determined based on financial statements prepared by an unaffiliated general partner, such financial statements are generally unaudited other than audited year-end financial statements. Upon receipt of audited financial statements from an investment partnership, we reconcile our subsequent financial statements to those audited partnership results.
     The investment partnerships in which we are a general partner may allocate carried interest and make carried interest distributions to the general partner if the partnerships’ investments performance reaches a threshold as defined in the respective partnership agreements. We recognize the allocated carried interest when this threshold met.
     We earn fees from the investment partnerships which we manage or of which we are a general partner. Such management fees are generally based on the net assets or committed capital of the underlying partnerships. In addition, we are entitled to allocations of the appreciation and depreciation in the fair value of the underlying partnerships from our general partnership interests in the partnerships. Such allocations are based on the terms of the respective partnership agreements. Through March 31, 2007, we agreed in certain cases to waive management fees, in lieu of making a cash contribution, in satisfaction of the general partner investment commitments to the investment partnerships. In these cases, we generally recognize our management fee revenues at the time when we are allocated our special profit interests in the gain from these partnerships upon the realization of a partnership investment. With respect to the investment partnerships as of March 31, 2007, we will no longer waive management fees subsequent to March 31, 2007.
     We are entitled to receive incentive fee allocations from the investment partnerships when the return exceeds certain threshold returns. Incentive fees are based on investment performance over the life of each investment partnership, and future investment underperformance may require amounts previously distributed to us to be returned to the partnership.
Liability for Lease Losses
     Our accrued expenses and other liabilities include a liability for lease losses related to office space that we subleased or abandoned due to staff reductions. The liability for lease losses was $6.5 million at March 31, 2007 and will expire with the termination of the relevant facility leases through 2010. We estimate our liability for lease losses as the net present value of the differences between lease payments and receipts under sublease agreements, if any. This liability is affected by our estimate of future facility requirements and sublease assumptions, including assumptions regarding our intent to reoccupy subleased space following the expiration of subleases. If we subsequently determine that we will not utilize space or decide to sublease additional space, this liability could increase with a corresponding charge to expenses.
Legal and Other Contingent Liabilities
     We are involved in various pending and potential complaints, arbitrations, legal actions, investigations and proceedings related to our business. Some of these matters involve claims for substantial amounts, including claims for punitive and other special damages. The number of complaints, arbitrations, legal actions, investigations and regulatory proceedings against financial institutions like us has been increasing in recent years. We have, after consultation with counsel and consideration of facts currently known by management, recorded estimated losses in accordance with SFAS No. 5, Accounting for Contingencies, to the extent that a claim may result in a probable loss and the amount of the loss can be reasonably estimated. The determination of these reserve amounts requires significant judgment on the part of management and our ultimate liabilities may be materially different. In making these determinations, management considers many factors, including, but not limited to, the loss and damages sought by the plaintiff or claimant, the basis and validity of the claim, the likelihood of successful defense against the claim and the potential for, and magnitude of, damages or settlements from such pending and potential complaints, arbitrations, legal actions, investigations and proceedings, and fines and penalties or orders from regulatory agencies. See Note 12 — Commitments, Guarantees and Contingencies for a further description of legal proceedings.
     If a potential adverse contingency should become probable or be resolved for an amount in excess of the established reserves during any period, our results of operations in that period and, in some cases, succeeding periods could be materially adversely affected.
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
Deferred Tax Valuation Allowance
     As a corporation, we are subject to federal and state income taxes. In determining our provision for income taxes, we recognize deferred tax assets and liabilities based on the difference between the carrying value of assets and liabilities for financial and tax reporting purposes. For our investments in partnerships, adjustments to their carrying value are made based on determinations of the fair value of underlying investments held by such partnerships. Both upward and downward adjustments to the carrying value of investment partnerships, which are recorded as unrealized gains and losses in the condensed consolidated statements of operations, represent timing differences until such time as these gains and losses are realized. During 2006, we had net unrealized capital losses on these investment partnerships. Due to our determination in February 2006 of the uncertainty of our ability to generate future realized capital gains to offset capital losses, in February 2006 we recorded a valuation allowance for the deferred tax asset attributable to net unrealized losses in our investment partnerships. During the three months ended March 31, 2007, we determined that, due to realized and previously unanticipated expected future capital gains, the valuation allowance would be reduced to zero as we realize the deferred tax benefit during 2007. For the three months ended March 31, 2007, we reduced the valuation allowance by $0.4 million. As of March 31, 2007, the remaining valuation allowance is $1.0 million.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our business and financing activities directly expose us to various types of risks, including (i) market risk relating to, among other things, the changes in the market value of equity or debt instruments and (ii) interest rate risk relating to the effect of changes in interest rates and the yield curve on the value of debt instruments that we hold and our payment obligations in respect of notes that we have issued. We are also exposed to other risks in the conduct of our business such as credit risk and the effects of inflation. Our exposure to these risks could be material to our condensed consolidated financial statements. Set forth below is a discussion of some of these risks together with quantitative information regarding the aggregate amount and value of financial instruments that we hold or in which we maintain a position or that we have issued and that remain outstanding, in each case, as of March 31, 2007 and December 31, 2006. Due to the nature of our business, in particular our trading business, the amount or value of financial instruments that we hold or maintain a position in will fluctuate on a daily and intra-day basis and the quarter-end values and amounts presented below are not necessarily indicative of the exposures to market risk, interest rate risk and other risks we may experience at various times throughout any given year.
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
     The following tables categorize our market risk sensitive financial instruments by type of security and, where applicable, by maturity date as of March 31, 2007 and December 31, 2006.
     As of March 31, 2007 (in thousands):

									Fair Value
	Expected Maturity Date							Total	as of
	Remainder							Principal	March 31,
	of 2007		2008	2009	2010	2011	Thereafter	Amount	2007
Inventory positions
Convertible bonds — long	$—		$8,298	$3,252	$1,000	$13	$95,669	$108,232	$139,305
Equity securities — long									21,662

Total — long	—		8,298	3,252	1,000	13	95,669	108,232	160,967

Convertible bonds — short	—		—	—	—	—	18,830	18,830	19,448
Equity securities — short									107,224

Total — short	—		—	—	—	—	18,830	18,830	126,672

Other investments
Auction rate securities	62,450	(a)	—	—	—	—	—	62,450	62,450
Municipal debt securities	22,220		—	—	—	—	—	22,220	22,220
Equity securities									1,910

(a)	Represents earlier of contractual maturity or repricing date, which we believe represents the market risk inherent in the underlying instrument.
     As of December 31, 2006 (in thousands):

									Fair Value
	Expected Maturity Date							Total	as of
								Principal	December 31,
	2007		2008	2009	2010	2011	Thereafter	Amount	2006
Inventory positions
Convertible bonds — long	$7,960		$17,877	$5,369	$2,000	$1,597	$60,678	$95,481	$111,773
Equity securities — long									25,260

Total — long	7,960		17,877	5,369	2,000	1,597	60,678	95,481	137,033

Convertible bonds — short	—		—	—	—	3,450	18,374	21,824	22,610
U.S. Treasury securities — short	—		5,000	—	—	—	—	5,000	5,002
Equity securities — short									63,078

Total — short	—		5,000	—	—	3,450	18,374	26,824	90,690

Other investments
Auction rate securities	49,400	(a)	—	—	—	—	—	49,400	49,400
Municipal debt securities	22,125		—	—	—	—	—	22,125	22,125
Equity securities									1,902

(a)	Represents earlier of contractual maturity or repricing date, which we believe represents the market risk inherent in the underlying instrument.
     In connection with our asset management activities, we provide seed investment funds for new asset management products to be invested in long and short positions in publicly traded equities and related options and other derivative instruments. These seed investments are included in the tables presented above.
     In addition to the positions set forth in the table above, we maintain investments in private equity, venture capital and other investment funds we manage or have managed. These investments are carried at fair value in accordance with industry guidance and as of March 31, 2007 and December 31, 2006 the carrying amount of these investments was $48.0 million and $45.6 million, respectively.
     From time to time we may use a variety of risk management techniques and hedging strategies in the ordinary course of our brokerage activities, including establishing position limits by product type and industry sector, closely monitoring inventory turnover, maintaining long and short positions in related securities and using exchange-traded equity options and other derivative instruments.

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
     As described in Note 13 — Financial Instruments with Off-Balance Sheet Risk, Credit Risk or Market Risk to our condensed consolidated financial statements, we are a party to an employment agreement the value of which is indexed to publicly traded shares of an unrelated entity. This agreement is considered a derivative under applicable GAAP and, accordingly, is marked to market through compensation and benefits expense in our condensed consolidated statements of operations. The fair value of this derivative was $2.0 million and $1.9 million at March 31, 2007 and December 31, 2006, respectively, and is not reflected in the table above. We have also reduced our exposure to fluctuations in the underlying security by purchasing shares of the underlying security, which are included under “Other investments” in the tables above. In accordance with our stated accounting policy, these shares are carried at market value with fluctuations in value reflected in asset management revenues in the condensed consolidated statements of operations.
Interest Rate Risk
     Interest rate risk represents the potential loss from adverse changes in market interest rates. As we may hold U.S. Treasury securities and other fixed income securities, as well as convertible debt securities, and incur interest-sensitive liabilities from time to time, we are exposed to interest rate risk arising from changes in the level and volatility of interest rates and in the shape of the yield curve. We issued floating rate notes to California Public Employees’ Retirement System and Nomura America Investment, Inc. in connection with our reorganization on February 7, 2006 and, therefore, are exposed to the risk of higher interest payments on those notes if interest rates rise. Additionally, we are exposed to higher interest payments through our variable rate secured financing arrangement with General Electric Capital Corporation. Certain of these interest rate risks may be managed through the use of short positions in U.S. government and corporate debt securities and other instruments.
     The tables below provide information about our financial instruments that are sensitive to changes in interest rates and their fair value as of March 31, 2007 and December 31, 2006. For inventory positions, other investments and notes payable, the tables present principal cash flows with expected maturity dates.
     As of March 31, 2007 (in thousands):

								Fair Value
	Expected Maturity Date						Total	as of
	Remainder						Principal	March 31,
	of 2007	2008	2009	2010	2011	Thereafter	Amount	2007
Inventory positions
Convertible bonds — long	$—	$8,298	$3,252	$1,000	$13	$95,669	$108,232	$139,305

Convertible bonds — short	—	—	—	—	—	18,830	18,830	19,448

Other investments
Auction rate securities (a)	62,450 (f)	—	—	—	—	—	62,450	62,450
Municipal debt securities (b)	22,220	—	—	—	—	—	22,220	22,220

Notes payable
Senior Note (c)	—	—	—	—	13,000	—	13,000	12,108
Senior Note (c)	—	—	—	—	10,000	—	10,000	9,314
Contingent Payment Senior Note (d)	373	—	—	1,544	2,500	—	4,417	3,594
Secured Note, floating at LIBOR + 2.85% (e)	2,800	3,733	—	—	—	—	6,533	6,533

(a)	The weighted average interest rate was 3.72% at March 31, 2007.

(b)	The weighted average interest rate was 3.64% at March 31, 2007.

(c)	We have recorded the debt principal at a discount to reflect the below-market stated interest rate of these notes. We amortize the discount to interest expense so that the interest expense approximates our incremental borrowing rate. The weighted average interest rate was 6.75% at March 31, 2007.

(d)	The Contingent Payment Senior Note has a variable due date based upon distributions received from certain private equity funds. We have recorded the debt principal at a discount and amortize the discount to interest expense so that the interest expense on this non-interest bearing note approximates our incremental borrowing rate. The weighted average interest rate was 6.62% at March 31, 2007.

(e)	The weighted average interest rate was 8.17% at March 31, 2007.

(f)	Represents earlier of contractual maturity or repricing date, which we believe represents the interest rate risk inherent in the underlying instrument.

     As of December 31, 2006 (in thousands):

									Fair Value
	Expected Maturity Date							Total	as of
								Principal	December 31,
	2007		2008	2009	2010	2011	Thereafter	Amount	2006
Inventory positions
Convertible bonds — long	$7,960		$17,877	$5,369	$2,000	$1,597	$60,678	$95,481	$111,773

Convertible bonds — short	—		—	—	—	3,450	18,374	21,824	22,610
U.S. Treasury securities — short	—		5,000	—	—	—	—	5,000	5,002

Total — short	—		5,000	—	—	3,450	18,374	26,824	27,612

Other investments
Auction rate securities (a)	49,400	(f)	—	—	—	—	—	49,400	49,400
Municipal debt securities (b)	22,125		—	—	—	—	—	22,125	22,125

Notes payable
Senior Note (c)	—		—	—	—	13,000	—	13,000	12,056
Senior Note (c)	—		—	—	—	10,000	—	10,000	9,274
Contingent Payment Senior Note (d)	373		—	—	1,544	2,500	—	4,417	3,536
Secured Note, floating at LIBOR + 2.85% (e)	3,733		3,734	—	—	—	—	7,467	7,467

(a)	The weighted average interest rate was 3.77% at December 31, 2006.

(b)	The weighted average interest rate was 5.20% at December 31, 2006.

(c)	We have recorded the debt principal at a discount to reflect the below-market stated interest rate of these notes. We amortize the discount to interest expense so that the interest expense approximates our incremental borrowing rate. The weighted average interest rate was 7.01% at December 31, 2006.

(d)	The Contingent Payment Senior Note has a variable due date based upon distributions received from certain private equity funds. We have recorded the debt principal at a discount and amortize the discount to interest expense so that the interest expense on this non-interest bearing note approximates our incremental borrowing rate. The weighted average interest rate was 6.94% at December 31, 2006.

(e)	The weighted average interest rate was 7.84% at December 31, 2006.

(f)	Represents earlier of contractual maturity or repricing date, which we believe represents the interest rate risk inherent in the underlying instrument.
Credit Risk
     Our broker-dealer subsidiary places and executes customer orders. The orders are then settled by unrelated clearing organizations that maintain custody of customers’ securities and provide financing to customers. The majority of our transactions, and consequently the concentration of our credit exposure, is with our clearing brokers. The clearing brokers are also the primary source of our short-term financing (securities sold, not yet purchased), which is collateralized by cash and securities owned by us and held by the clearing brokers. Our securities owned may be pledged by the clearing brokers. The amount receivable from/payable to the clearing brokers represents amounts receivable/payable in connection with the proprietary and customer trading activities. As of March 31, 2007 and December 31, 2006, our cash on deposit with the clearing brokers was not collateralizing any liabilities to the clearing brokers. In addition to the clearing brokers, we are exposed to credit risk from other brokers, dealers and other financial institutions with which we transact business.
     Through indemnification provisions in our agreement with our clearing organizations, customer activities may expose us to off-balance sheet credit risk. We may be required to purchase or sell financial instruments at prevailing market prices in the event a customer fails to settle a trade on its original terms or in the event cash and securities in customer margin accounts are not sufficient to fully cover customer obligations. We seek to control the risks associated with brokerage services for our customers through customer screening and selection procedures as well as through requirements that customers maintain margin collateral in compliance with governmental and self-regulatory organization regulations and clearing organization policies.
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

Item 4. Controls and Procedures
     (a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.
     (b) Changes in internal controls. During the three months ended March 31, 2007 we made the following changes in our internal control over financial reporting:
     At the end of 2007, Section 404 of the Sarbanes-Oxley Act will require management to provide an assessment of the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm will be required to audit management’s assessment. We are in the process of preparing for this assessment and audit, and, as part of that process, during the first quarter of 2007 we continued to modify our internal control over financial reporting. In particular, during the first quarter of 2007 we:
•	Continued to implement a software tracking solution for tracking adherence to, and testing of, internal controls;

•	Carried out testing of the effectiveness of a portion of our internal controls; and

•	Continued to formalize and enhance certain of our internal controls and our processes relating to those internal controls.
We have not completed this process, and in the course of evaluating and testing our internal control over financial reporting, management may identify deficiencies that would need to be addressed and remediated.
     There were no other changes in our internal control over financial reporting in the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     The following describes significant developments with respect to our litigation matters that occurred in the three months ended March 31, 2007, and through the filing date, and should be read in conjunction with our discussion set forth under Note 16 — Commitments, Guarantees and Contingencies in Part VI, Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2006.
•	In re U.S. Auto Parts Network, Inc. Securities Litigation — Lawsuit Filed. We have been named a defendant in a purported class action lawsuit filed in March 2007 with respect to the initial public offering of U.S. Auto Parts Network, Inc. on February 8, 2007 and subsequent public disclosures by U.S. Auto Parts. We were an underwriter and a co-book manager of the U.S. Auto Parts initial public offering. The complaint, which was filed in the United States District Court, Central District of California, Western Division, alleges violations of various federal securities laws against U.S. Auto Parts and certain of its directors and officers as well as U.S. Auto Parts’ underwriters, including us, based on, among other things, alleged false and misleading statements. We believe we have meritorious defenses to these actions and intend to vigorously defend such actions as they apply to us.

•	Borghetti v. Campus Pipeline — Motion for Summary Judgment Granted. We have been a defendant in a putative shareholder derivative action that was brought in the Third Judicial District Court in Salt Lake County, Utah on October 5, 2004 against Campus Pipeline in connection with a sell-side mergers and acquisitions engagement in which we acted as a financial advisor to Campus Pipeline. Plaintiffs alleged breach of fiduciary duty, fraud and similar related claims against Campus Pipeline’s directors, officers, attorneys and us. On May 3, 2005, the court granted in part and denied in part our motion to dismiss, dismissing all claims against us except the breach of fiduciary duty claim. Thereafter, on April 23, 2007, the court granted our motion for summary judgment with respect to the remaining claims against us, although the plaintiffs may appeal this decision. We have denied liability in connection with this matter. We believe we have meritorious defenses to these actions and intend to vigorously defend such actions as they apply to us.

•	In Re SeraCare Life Sciences, Inc. Securities Litigation — Motion to Dismiss Granted In Part, But Without Prejudice. We have been named a defendant in a purported class action lawsuit filed in July 2006 arising out of alleged false and misleading financial statements issued between 2003 and 2006 by SeraCare Life Sciences, Inc. The complaint was filed in the United States District Court for the Southern District of California and alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 against certain of SeraCare’s current and former officers and directors, its former auditor, and its controlling shareholders and investment bankers, including us, due to our having been a co-manager of SeraCare’s 2005 secondary offering of common stock. In March 2007, certain of the claims against us were dismissed, although because these claims were dismissed without prejudice, the plaintiffs may replead these dismissed claims, and we currently expect that they will do so. SeraCare has disclosed that it filed for bankruptcy in March 2006. We believe we have meritorious defenses to these actions and intend to vigorously defend such actions as they apply to us.
Item 1A. Risk Factors
     There are no material changes from the risk factors previously disclosed in Part I, Item 1A — “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Our initial public offering of common stock closed on February 7, 2006, and on that date we issued 4,783,670 shares of our common stock in a registered public offering pursuant to a Registration Statement on Form S-1, which was declared effective by the SEC on February 1, 2006 (Commission file number 333-129108), and pursuant to an additional Registration Statement on Form S-1 (Commission file number 333-131470), which was filed on February 1, 2006 pursuant to SEC Rule 462(b) and which became effective automatically upon filing. On February 10, 2006, our underwriters exercised their option to acquire additional shares of our common stock, and as a result we issued 130,770 additional shares of our common stock on February 14, 2006. The net offering proceeds to us from the offering of these 4,914,440 shares, after subtracting the unaffiliated underwriters’ discount and other expenses, were approximately $66.2 million.
     During the period beginning February 7, 2006 and ending March 31, 2007, the proceeds of our initial public offering were used as follows: (i) approximately $7.9 million was used to pay off notes payable, (ii) approximately $18.3 million was used to increase the capital of our broker-dealer subsidiary, Thomas Weisel Partners LLC, and (iii) $10.0 million was used to provide seed investment funds for new asset management products. As of March 31, 2007 approximately $30.0 million remains invested in municipal debt securities, auction rate securities and tax exempt money market funds. It is our expectation that the full amount of the proceeds of the offering will be used by us for general corporate purposes, including strategic acquisitions and investments.
     In March 2007, we repurchased 28,646 shares of our common stock in a private transaction at the purchase price of $16.09 per share for a total cost of approximately $0.5 million. This repurchase was funded through cash and cash equivalents. The shares were immediately retired upon repurchase.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     There were no matters submitted to a vote of security holders during the three months ended March 31, 2007.
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

THOMAS WEISEL PARTNERS GROUP, INC.
Date: May 9, 2007	By:	/s/ Thomas W. Weisel
		Name:	Thomas W. Weisel
		Title:	Chairman and Chief Executive Officer

Date: May 9, 2007	By:	/s/ David A. Baylor
		Name:	David A. Baylor
		Title:	Chief Financial Officer

S-1

EXHIBIT INDEX

		Incorporated by Reference
Exhibit			File	Date of	Exhibit	Filed
Number	Exhibit Description	Form	Number	First Filing	Number	Herewith
2.1	Plan of Reorganization and Merger Agreement, dated as of October 14, 2005, by and among Thomas Weisel Partners Group LLC, Thomas Weisel Partners Group, Inc. and TWPG Merger Sub LLC	S-1/A	333-129108	12/13/2005	2.1

2.2	Agreement and Plan of Merger between Thomas Weisel Partners Group, Inc. and Thomas Weisel Partners Group LLC	10-K	000-51730	3/29/2006	2.2

3.1	Certificate of Incorporation	S-1	333-129108	10/19/2005	3.1

3.2	By-Laws	S-1	333-129108	10/19/2005	3.2

4.1	Form of Common Stock Certificate	10-K	000-51730	3/29/2006	4.1

4.2	Registration Rights Agreement	10-K	000-51730	3/29/2006	4.2

4.3	Warrant	10-K	000-51730	3/29/2006	4.3

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	—	—	—	—	X

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	—	—	—	—	X

32.1	Section 1350 Certification of Chief Executive Officer	—	—	—	—	X

32.2	Section 1350 Certification of Chief Financial Officer	—	—	—	—	X

E-1