Form 10-Q
period 2007-06-30
Thomas Weisel Partners Group, Inc.
filed 2007-08-10
CIK 1340354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007
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
     As of August 7, 2007 there were 25,653,803 shares of the registrant’s common stock outstanding.

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
     We maintain a public internet site at http://www.tweisel.com and make available free of charge through our internet site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also post on our website the charters for our Board of Directors’ Audit Committee, Compensation Committee, and Corporate Governance and Nominations Committee, as well as our Corporate Governance Guidelines, our Code of Conduct and Ethics governing our directors, officers and employees and other related materials. In addition, we also post on our website, under “Investor Relations”, a link to a listing of our completed, filed and announced investment banking transactions. The information on our website is not part of this Quarterly Report.

     When we use the terms “Thomas Weisel Partners”, “we”, “us”, “our”, and the “firm” we mean Thomas Weisel Partners Group, Inc., a Delaware corporation, and its consolidated subsidiaries, taken as a whole, as well as any predecessor entities, unless the context otherwise indicates.
-ii-

Special Note Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections includes forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “intend” or “continue”, the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include expectations as to our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined in Part I, Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. See “Where You Can Find More Information” on the preceding page.
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
     Forward-looking statements include, but are not limited to, the following:
•	Our statements in Part I, Item 1 – “Unaudited Condensed Consolidated Financial Statements” and in Part I, Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that, as of June 30, 2007, there was (i) $12.0 million of unrecognized compensation expense related to non-vested restricted stock unit awards made in connection with our initial public offering and that this cost is expected to be recognized over a weighted-average period of 1.6 years, and (ii) $19.1 million of unrecognized compensation expense related to non-vested restricted stock unit awards made subsequent to our initial public offering and that this cost is expected to be recognized over a weighted-average period of 3.5 years, in each case because these statements depend on estimates of employee attrition in the future.

•	Our statements in Part I, Item 1 – “Unaudited Condensed Consolidated Financial Statements” and in Part I, Item 3 – “Quantitative and Qualitative Disclosures About Market Risk” regarding the carrying value, fair value, applied discount and expected maturity date of our Contingent Payment Senior Note, because they are based on estimates regarding the term of repayment of such note, which estimates, in turn, are based on projected distribution events.

•	Our statements in Part I, Item 1 – “Unaudited Condensed Consolidated Financial Statements” that, with respect to an aggregate of $19.9 million of commitments we have made to unaffiliated funds, we currently anticipate transferring these investments and the related commitments to funds sponsored by us.

•	Our statement in Part I, Item 1 – “Unaudited Condensed Consolidated Financial Statements” that, with respect to the forbearance agreement we have with the lessor of certain office space we occupy in San Francisco, we currently believe it is not probable that the conditions requiring our reimbursement of the $3.3 million forbearance will be satisfied.

•	Our statement in Part I, Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that we believe that our current level of equity capital will be adequate to meet our liquidity and regulatory capital requirements for the next 12 months.
-iii-

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$93,098	$144,085
Restricted cash and cash required to be segregated under Federal or other regulations	6,468	6,468
Securities owned	226,853	137,033
Receivable from clearing brokers	36,521	—
Corporate finance and syndicate receivables—net of allowance for doubtful accounts of $304 and $7, respectively	24,683	20,076
Investments in partnerships and other securities	55,531	45,647
Other investments	79,449	73,427
Property and equipment—net	22,383	24,189
Receivables from related parties—net of allowance for doubtful loans of $1,217 and $2,507, respectively	4,313	2,966
Deferred tax assets—net of valuation allowance of $690 and $1,380, respectively	15,811	15,862
Other assets—net of allowance for doubtful accounts of $123 and $0, respectively	12,938	13,436

Total assets	$578,048	$483,189

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Securities sold, but not yet purchased	$179,289	$90,690
Payable to clearing brokers	—	6,159
Accrued compensation	33,953	37,721
Accrued expenses and other liabilities	51,171	49,232
Notes payable	29,507	32,333

Total liabilities	293,920	216,135

Shareholders’ Equity:
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 25,706,365 and 25,754,167 shares issued and outstanding, respectively	258	258
Additional paid-in capital	357,275	352,299
Accumulated deficit	(73,205)	(85,208)
Accumulated other comprehensive loss	(200)	(295)

Total shareholders’ equity	284,128	267,054

Total liabilities and shareholders’ equity	$578,048	$483,189

See accompanying notes to unaudited condensed consolidated financial statements.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Investment banking	$29,605	$28,156	$68,897	$64,650
Brokerage	26,226	29,776	55,082	64,163
Asset management	14,282	5,383	19,997	12,335
Interest income	4,539	3,062	8,887	5,274
Other revenue	—	—	920	—

Total revenues	74,652	66,377	153,783	146,422
Interest expense	(2,913)	(2,643)	(5,355)	(4,712)

Net revenues	71,739	63,734	148,428	141,710

Expenses excluding interest:
Compensation and benefits	37,395	35,398	81,385	77,334
Brokerage execution, clearance and account administration	4,970	6,388	9,683	13,084
Communications and data processing	4,441	4,218	9,152	8,567
Depreciation and amortization	1,521	2,127	3,245	4,481
Marketing and promotion	3,042	2,759	6,655	5,692
Occupancy and equipment	4,650	3,603	8,701	8,264
Other expense	5,291	4,730	10,296	9,299

Total expenses excluding interest	61,310	59,223	129,117	126,721

Income before taxes	10,429	4,511	19,311	14,989
Provision for taxes (tax benefit)	3,827	1,191	7,308	(9,640)

Net income	6,602	3,320	12,003	24,629

Preferred dividends and accretion:
Class D redeemable convertible shares	—	—	—	(710)
Class D-1 redeemable convertible shares	—	—	—	(380)
Accretion of Class C redeemable preference shares	—	—	—	(518)

Net income attributable to common shareholders and to Class A, B and C shareholders	$6,602	$3,320	$12,003	$23,021

Earnings per share:
Basic earnings per share	$0.25	$0.14	$0.46	$1.04
Diluted earnings per share	$0.25	$0.14	$0.45	$1.02

Weighted average shares used in computation of per share data:
Basic weighted average shares outstanding	26,286	23,994	26,184	22,126
Diluted weighted average shares outstanding	26,697	24,535	26,624	22,569

Pro forma, as adjusted:*
Pro forma net revenues				$141,572
Pro forma income before taxes				14,850
Pro forma tax benefit				(8,207)
Pro forma net income				23,056
Pro forma preferred dividends and accretion				—
Pro forma net income attributable to common shareholders and to Class A, B and C shareholders				23,056

Pro forma earnings per share:
Pro forma basic earnings per share				$1.04
Pro forma diluted earnings per share				$1.02

Pro forma weighted average shares used in the computation of per share data:
Pro forma basic weighted average shares outstanding				22,126
Pro forma diluted weighted average shares outstanding				22,569

*	See Note 15 – Pro Forma, As Adjusted to the unaudited condensed consolidated financial statements.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other	Total	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders’	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Equity	Income
Balance, December 31, 2006	25,754	$258	$352,299	$(85,208)	$(295)	$267,054	$—
Net income	—	—	—	12,003	—	12,003	12,003
Currency translation adjustment	—	—	—	—	95	95	95
Share-based compensation expense	—	—	5,871	—	—	5,871	—
Vested and delivered restricted stock units	11	—	46	—	—	46	—
Repurchase of common stock	(59)	—	(941)	—	—	(941)	—

Balance, June 30, 2007	25,706	$258	$357,275	$(73,205)	$(200)	$284,128	$12,098

See accompanying notes to unaudited condensed consolidated financial statements.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2007	2006
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$12,003	$24,629

Non-cash items included in net income:
Depreciation and amortization of property and equipment	3,245	4,481
Share-based compensation expense	5,871	2,966
Deferred tax benefit	51	(13,763)
Provision for doubtful accounts	420	109
Provision for facility lease loss	(208)	1,474
Deferred rent expense	(316)	(204)
Unrealized and realized gains on partnership and other investments—net	(11,386)	(5,601)
Other	571	446
Net effect of changes in operating assets and liabilities:
Cash segregated under Federal or other regulations	—	4,049
Securities owned and securities sold, but not yet purchased—net	(1,221)	(66,425)
Corporate finance and syndicate receivables—net	(4,904)	(7,798)
Distributions from investment partnerships	4,009	9,155
Other assets	(972)	(2,192)
Receivable from/payable to clearing brokers—net	(42,680)	55,923
Accrued expenses and other liabilities	643	1,870
Payables to customers	—	(3,343)
Accrued compensation	(3,768)	(16,123)

Net cash used in operating activities	(38,642)	(10,347)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,182)	(1,625)
Partnership investments purchased	(974)	(1,718)
Purchases of other investments	(58,249)	(107,720)
Proceeds from sale of other investments	52,325	32,277

Net cash used in investing activities	(8,080)	(78,786)

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of capital lease obligation	(33)	(184)
Addition of notes payable	25,000	—
Repayments of notes payable	(28,291)	(13,833)
Proceeds from issuance of common stock—net of expenses	—	142,098
Repurchase and retirement of common stock	(941)	—
Contributions from members	—	283
Distributions to members	—	(6,465)
Withdrawals of capital	—	(1,581)

Net cash (used in) provided by financing activities	(4,265)	120,318

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(50,987)	31,185
CASH AND CASH EQUIVALENTS—Beginning of period	144,085	90,193

CASH AND CASH EQUIVALENTS—End of period	$93,098	$121,378

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$4,689	$4,248

Cash paid for taxes	$7,149	$6,930

Non-cash financing activities:
Issuance of common shares and warrant for Class C, D and D-1 redeemable convertible preference shares	$—	$194,581

Issuance of senior notes for Class D and D-1 redeemable convertible preference shares	$—	$29,728

See accompanying notes to unaudited condensed consolidated financial statements.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
Organization
     Thomas Weisel Partners Group, Inc., a Delaware corporation, together with its subsidiaries (collectively, the “Firm”), is an investment banking firm headquartered in San Francisco with additional offices in New York City, Boston, Silicon Valley, Portland, Chicago and Mumbai, India.
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
     In connection with the closing of the initial public offering, a number of reorganization transactions were carried out in order to cause Thomas Weisel Partners Group, Inc. to succeed to the business of Thomas Weisel Partners Group LLC. In the reorganization transactions, the members of Thomas Weisel Partners Group LLC received shares of common stock of Thomas Weisel Partners Group, Inc. and, in the case of holders of Class D and D-1 shares, received additional consideration in the form of notes and a warrant of Thomas Weisel Partners Group, Inc., in exchange for all of their membership interests and shares of redeemable convertible preference stock of Thomas Weisel Partners Group LLC. The notes that certain members received resulted in $33 million of additional debt for the Firm, recorded at the date of issuance at the estimated fair value of the debt of $29.7 million. See Note 8 – Notes Payable for details on the notes issued and Note 9 – Earnings Per Share for details on the warrant issued.
Follow-On Offering
     On May 23, 2006, Thomas Weisel Partners Group, Inc. completed a follow-on offering of its common stock in which it issued and sold 3,581,902 shares of common stock. The Firm received net proceeds from the sale of shares of common stock in this follow-on offering of $76.0 million. In addition, as part of the follow-on offering, selling shareholders sold 2,570,598 shares of common stock, the proceeds of which were not received by the Firm. As of June 30, 2007 there were 25,706,365 shares of common stock of Thomas Weisel Partners Group, Inc. outstanding.

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
     The condensed consolidated financial statements and these notes are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The results of operations for the three and six months ended June 30, 2007 may not be indicative of future results.
     These condensed consolidated financial statements should be read in conjunction with the Firm’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2006.
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
     Interpretation No. 48 – “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN No. 48”). In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109. FIN No. 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Firm adopted FIN No. 48 as of January 1, 2007. The adoption of FIN No. 48 did not have a material impact on the Firm’s condensed consolidated statements of financial condition, operations and cash flows.
     Statement of Financial Accounting Standards No. 157 – “Fair Value Measurements” (“SFAS No. 157”). In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The primary focus of this statement is to increase consistency and comparability in fair value measurements, as well as provide better information about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements and the effect fair value measurements have on earnings for the period, if any. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Firm is currently evaluating the impact, if any, that the adoption of SFAS No. 157 will have on its condensed consolidated statements of financial condition, operations and cash flows.
     Statement of Financial Accounting Standards No. 159 – “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Firm is currently evaluating the impact, if any, that the adoption of SFAS No. 159 will have on its condensed consolidated statements of financial condition, operations and cash flows.
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
Income Attributable to Class A, B and C Shareholders
     The Firm’s net income for the six months ended June 30, 2006 is shown after deducting the guaranteed return to Class A shareholders included in compensation and benefits expense for the period from January 1, 2006 to February 7, 2006. The Firm deducted all preferred returns payable from net income, including preferred dividends payable to Class D and D-1 shareholders and accretion of Class C shares, to arrive at net income attributable to Class A, B and C shareholders for the six months ended June 30, 2006.
NOTE 4 — SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED
     Securities owned and securities sold, but not yet purchased are as follows at June 30, 2007 and December 31, 2006 (in thousands):

	June 30, 2007		December 31, 2006
		Sold, But		Sold, But
		Not Yet		Not Yet
	Owned	Purchased	Owned	Purchased
Equity securities	$16,386	$156,871	$25,260	$63,078
Convertible bonds	210,467	12,512	111,773	22,610
U.S. Treasury securities	—	9,906	—	5,002

Total securities owned and securities sold, but not yet purchased	$226,853	$179,289	$137,033	$90,690

     At June 30, 2007 and December 31, 2006, securities sold, but not yet purchased are collateralized by securities owned that are held at the Firm’s clearing brokers.
     Convertible bonds include certain securities that are not readily marketable. These are investment securities that cannot be publicly offered or sold unless registration has been affected under the Securities Act of 1933. The estimated fair value of the securities not readily marketable included in the convertible bonds owned is approximately $25.6 million and zero at June 30, 2007 and December 31, 2006, respectively. The estimated fair value of the securities not readily marketable included in the convertible bonds sold, but not yet purchased is approximately $6.4 million and $8.6 million at June 30, 2007 and December 31, 2006, respectively.
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
     The investment partnerships in which the Firm is a general partner may allocate carried interest and make carried interest distributions to the general partner if the partnerships’ investment performance reaches a threshold as defined in the respective partnership agreements. The Firm recognizes the allocated carried interest if and when this threshold is met.

NOTE 6 — OTHER INVESTMENTS
     Other investments consist of investments with maturities greater than one year from purchase date recorded at market prices as follows at June 30, 2007 and December 31, 2006 (in thousands):

	June 30,	December 31,
	2007	2006
Auction rate securities	$65,500	$49,400
Municipal debt securities	11,897	22,125
Equity securities	2,052	1,902

Total other investments	$79,449	$73,427

     The auction rate securities represent short-term municipal securities of high investment grade rating, interest on which is exempt from federal income tax.
NOTE 7 — RELATED PARTY TRANSACTIONS
     Receivables from related parties consist of the following at June 30, 2007 and December 31, 2006 (in thousands):

	June 30,	December 31,
	2007	2006
Co-Investment Fund loans to employees and former employees	$4,406	$4,390
Employee loans and other related party receivables	1,124	1,083
Less: Allowance for doubtful loans	(1,217)	(2,507)

Total receivables from related parties	$4,313	$2,966

Related Party Loans
     Co-Investment Funds — In 2000 and 2001 the Firm established an investment program for employees wherein employees who qualified as accredited investors were able to contribute up to 4% of their compensation to private equity funds (the “Co-Investment Funds”). The Co-Investment Funds were established solely for employees of the Firm and invested side-by-side with the Firm’s affiliates, Thomas Weisel Capital Partners, L.P. (a private equity fund formerly managed by the Firm) and Thomas Weisel Venture Partners L.P. As part of this program, the Firm made loans to employees for capital contributions to the Co-Investment Funds in amounts up to 400% of employees’ contributions. The Firm holds as collateral the investment in the Co-Investment Funds and establishes a reserve that reduces the carrying value of the receivable to the fair value of the collateralized ownership interest of the employees and former employees in the Co-Investment Funds. The Firm discontinued the investment program for employees in 2002. During the three and six months ended June 30, 2007, the Co-Investment Funds did not make any distributions. During the three and six months ended June 30, 2006, the Co-Investment Funds distributed $0.3 million and $1.7 million, respectively, which was credited towards repayment of loans to employees.
     Employee Loans — The Firm from time to time prior to its initial public offering made unsecured loans to its employees. These loans were not part of a Firm program, but were made as a matter of course. The Firm previously established a reserve for the face value of these loans. In June 2007, two employees entered into agreements with the Firm that provide for repayment of their loans by December 31, 2008. The agreements provide for repayment of the loans from funds generated through repurchase by the Firm of shares of the Firm’s common stock held by the employees if the loans have not already been paid. As a result of these agreements, the Firm reversed the previously established reserve of $790,000, which is included in other expense in the condensed consolidated statements of operations.
Other Related Party Transactions
     The Firm provides personal office services to Mr. Weisel, its Chairman and Chief Executive Officer. Beginning January 1, 2006 the Firm reached an agreement with Mr. Weisel that he would reimburse the Firm for out-of-pocket expenses the Firm incurs for these services. Amounts incurred by the Firm for these services for the three months ended June 30, 2007 and 2006 were approximately $71,000 and $60,000, respectively. Amounts incurred by the Firm for these services for the six months ended June 30, 2007 and 2006 were approximately $162,000 and $122,000, respectively.
     In addition, Mr. Weisel and certain other employees of the Firm from time to time use an airplane owned by Ross Investments Inc., an entity wholly owned by Mr. Weisel, for business travel. The Firm and Ross Investments Inc. have adopted a time-sharing agreement in accordance with Federal Aviation Regulation 91.501 to govern the Firm’s use of the Ross Investments Inc. aircraft, pursuant to which the Firm reimburses Ross Investments Inc. for the travel expenses in an amount generally comparable to the expenses the Firm would have incurred for business travel on commercial airlines for similar trips. For the three months ended June 30, 2007 and 2006, the Firm paid approximately $37,000 and $337,000, respectively, to Ross Investments Inc. on account of such expenses. For the six months ended June 30, 2007 and 2006 the Firm paid $74,000 and $366,000, respectively, to Ross Investments Inc. on account of such expenses. These amounts are included in marketing and promotion expense within the condensed consolidated statements of operations.
     According to a filing it made with the SEC on October 10, 2006, Fidelity Management & Research Company (“Fidelity”) was the beneficial owner of approximately 11% of the Firm’s common stock outstanding as a result of acting as investment adviser to various investment companies. Subsequently, according to a filing it made with the SEC on May 10, 2007, Fidelity was the beneficial owner of less than 10% of the Firm’s common stock outstanding. Fidelity is one of the Firm’s largest institutional brokerage clients in terms of commission revenue, and is also the parent company of TWP’s primary clearing broker.
NOTE 8 — NOTES PAYABLE
     Notes payable consists of the following at June 30, 2007 and December 31, 2006 (in thousands):

	June 30, 2007		December 31, 2006
	Principal	Carrying	Principal	Carrying
	Amount	Amount	Amount	Amount
Senior Note, floating mid-term AFR + 2.25% (a)	$13,000	$12,160	$13,000	$12,056
Senior Note, floating mid-term AFR + 2.25% (a)	10,000	9,354	10,000	9,274
Contingent Payment Senior Note, non interest bearing (b)	2,993	2,393	4,417	3,536
Secured Note, floating at LIBOR + 2.85% (c)	5,600	5,600	7,467	7,467

Total notes payable	$31,593	$29,507	$34,884	$32,333

(a)	The Firm has recorded the debt principal at a discount to reflect the below-market stated interest rate of these notes at inception. The Firm amortizes the discount to interest expense so that the interest expense approximates the Firm’s incremental borrowing rate.

(b)	The Contingent Payment Senior Note has a variable due date based upon distributions received from a certain private equity fund. The Firm has recorded the debt principal at a discount and amortizes the discount to interest expense so that the interest expense on this non-interest bearing note approximates the Firm’s incremental borrowing rate. During the three months ended June 30, 2007 and 2006, the Firm received $1.4 million and $2.3 million in distributions that were used to repay principal on this note. During the six months ended June 30, 2007 and 2006, the Firm received $1.4 million and $4.1 million in distributions that were used to repay principal on this note.

(c)	Amounts are due in equal monthly installments through December 2008. The note is secured by all the fixed assets and leasehold improvements of the Firm.
     As of June 30, 2007 and December 31, 2006, the fair value for each of the notes payable presented above approximates the carrying value as of June 30, 2007 and December 31, 2006, respectively.
     In May 2007, the Firm entered into a $25.0 million temporary subordinated loan at an interest rate of LIBOR plus 2.0%. The Firm repaid this loan in May 2007. The Firm incurred interest expense of $81,000 in connection with this loan during the three months ended June 30, 2007.
     During the three and six months ended June 30, 2006, the Firm incurred a commitment fee of 1.0% on a $40.0 million subordinated borrowing facility. This facility, which was not drawn on during the six months ended June 30, 2006, was terminated by the Firm in November 2006.
     The weighted-average interest rate for notes payable was 8.15% and 7.23% at June 30, 2007 and December 31, 2006, respectively.

     Scheduled principal payments for notes payable at June 30, 2007 are as follows (in thousands):

Remainder of 2007	$1,866
2008	3,734
2009	—
2010	493
2011	25,500
Thereafter	—

Total	$31,593

NOTE 9 — EARNINGS PER SHARE
     The Firm calculates its basic and diluted earnings per share in accordance with SFAS No. 128, Earnings per Share. Diluted shares outstanding for the three and six months ended June 30, 2007 and 2006 are calculated including the effect of the dilutive instruments. The Firm uses the treasury stock method to reflect the potential dilutive effect of the unvested restricted stock units, the warrant and unexercised stock options.
     Basic shares outstanding for the six months ended June 30, 2006 are calculated assuming exchange of the Firm’s Class C, D and D-1 redeemable convertible preference shares and Class A shares for shares of common stock, notes payable and the warrant had been consummated on January 1, 2006. The shares of common stock issued pursuant to the Firm’s initial public offering are considered outstanding from the date of the initial public offering and the shares of common stock issued pursuant to the Firm’s follow-on offering are considered outstanding from the date of the follow-on offering. See Note 1 – Organization and Basis of Presentation for discussion of the initial public offering, reorganization transactions and the follow-on offering.
     The following table represents the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2007 and 2006 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$6,602	$3,320	$12,003	$24,629
Less: Preferred dividends and accretion	—	—	—	1,608

Net income attributable to common shareholders and to Class A, B and C shareholders	$6,602	$3,320	$12,003	$23,021

Basic weighted average shares outstanding	26,286	23,994	26,184	22,126

Effect of dilutive securities:
Weighted average restricted stock units	326	408	345	309
Weighted average stock options	—	—	1	—
Weighted average warrant	85	133	94	134

Diluted weighted average shares outstanding	26,697	24,535	26,624	22,569

Earnings per share:
Basic earnings per share	$0.25	$0.14	$0.46	$1.04
Diluted earnings per share	$0.25	$0.14	$0.45	$1.02
     Potential dilutive shares consist of the incremental common stock issuable for outstanding restricted stock units, stock options and a warrant (both vested and non-vested) using the treasury stock method. Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. The anti-dilutive stock options totaled 32,831 for the three and six months ended June 30, 2007 and 2006.

NOTE 10 — SHARE-BASED COMPENSATION
     On January 27, 2006 the Board approved and the Firm adopted the Thomas Weisel Partners Group, Inc. Equity Incentive Plan (the “Equity Incentive Plan”) which provides for the awards of non-qualified and incentive stock options, restricted stock and restricted stock units and other share-based awards to officers, directors, employees, consultants and advisors of the Firm. Initially, the Equity Incentive Plan provided for the issuance of up to a maximum of 5,000,000 shares. At the Firm’s Annual Meeting of Shareholders on May 23, 2007, the Firm’s shareholders approved an amendment to the Equity Incentive Plan to increase the maximum number of shares that may be issued thereunder by 1,150,000 shares. As a result, as of June 30, 2007, the total number of shares issuable under the plan is 6,150,000 shares. Awards of stock options and restricted stock units made since the establishment of the Equity Incentive Plan reduce the number of shares available for future issuance under the Equity Incentive Plan. The number of shares available for future issuance under the Equity Incentive Plan at June 30, 2007 is approximately 3,119,000 shares.
     The Firm accounts for share-based compensation at fair value, in accordance with provisions under SFAS No. 123(R), Share-Based Payment.
Stock Options
     The Equity Incentive Plan provides for the grant of non-qualified or incentive stock options (“options”) to officers, directors, employees, consultants and advisors for the purchase of newly issued shares of the Firm’s common stock at a price determined by the Compensation Committee (the “Committee”) of the Board at the date the option is granted. Generally, options vest and are exercisable ratably over a four-year period from the date the option is granted (although, in accordance with the terms of the Firm’s Equity Incentive Plan, options granted to non-employee directors as regular director’s compensation have no minimum vesting period) and expire within ten years from the date of grant. The exercise prices, as determined by the Committee, can not be less than the fair market value of the shares on the grant date. Certain options provide for accelerated vesting upon a change in control determinable by the Committee.
     The fair value of each option award is estimated on the date of grant using a Black-Scholes Merton option pricing model with the following weighted-average assumptions for the six months ended June 30, 2007 and 2006:

	Six Months Ended June 30,
	2007	2006
Expected volatility	47.46%	35.00%
Expected term (in years)	5.00	6.25
Risk-free interest rate	4.71%	4.71%
Dividend yield	—%	—%
Weighted-average grant date fair value	$8.59	$9.90
     A summary of option activity under the Equity Incentive Plan for the six months ended June 30, 2007 is presented below:

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value
			(in years)	(in thousands)
Outstanding, December 31, 2006	32,831	$22.70	9.23	$—
Granted	52,385	18.09	10.00
Exercised	—	—	—
Cancelled	—	—	—
Expired	—	—	—

Outstanding, June 30, 2007	85,216	$19.87	9.45	$—

Exercisable, June 30, 2007	62,642	$18.84	9.71	$—

     As of June 30, 2007, there were 62,642 options vested. The Firm has assumed that there will be no forfeitures of the non-vested options outstanding as of June 30, 2007 and therefore expects the total amount to vest over their remaining vesting period.
     As of June 30, 2007 the total unrecognized compensation expense related to non-vested options was approximately $0.2 million. This cost is expected to be recognized over a weighted-average period of 2.7 years.
     The Firm will issue new shares of common stock upon exercise of stock options.

Restricted Stock Units
     A summary of non-vested restricted stock unit activity for the six months ended June 30, 2007 is presented below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, December 31, 2006	1,897,485	$15.13
Issued	1,267,968	18.58
Vested	(552,221)	15.04
Cancelled	(239,639)	16.31

Non-vested, June 30, 2007	2,373,593	$16.88

     The fair value of the shares vested during the three and six months ended June 30, 2007 was $4,300 and $8.3 million, respectively. No shares vested during the three and six months ended June 30, 2006.
     As of June 30, 2007 there was $31.1 million of total unrecognized compensation expense related to non-vested restricted stock unit awards. This cost is expected to be recognized over a weighted-average period of 2.8 years.
     The Firm recorded $3.2 million and $5.9 million in non-cash compensation expense for the three and six months ended June 30, 2007, respectively, with respect to grants of restricted stock units. The Firm recorded $1.9 million and $3.0 million in non-cash compensation expense for the three and six months ended June 30, 2006, respectively, with respect to grants of restricted stock units.
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
     During the three months ended March 31, 2007, the Firm determined that, due to realized and previously unanticipated expected future capital gains, the valuation allowance would be reduced to zero. As a result the Firm realized deferred tax benefits during 2007 resulting in 3.3% and 3.6% reductions in the effective tax rates for the three and six months ended June 30, 2007, respectively. The expected future capital gains were realized during the six months ended June 30, 2007.
     The Firm’s effective tax rate for the three and six months ended June 30, 2007 was 36.7% and 37.8%, respectively. The effective tax rate for the three and six months ended June 30, 2006 was 26.4% and (64.3)%, respectively. The increase in the Firm’s effective tax rate from the prior-year periods is primarily due the one-time tax benefit in 2006 as discussed above.
     The Firm does not provide for distribution taxes on the undistributed earnings of its foreign subsidiaries as the Firm intends to reinvest such earnings indefinitely.
NOTE 12 — COMMITMENTS, GUARANTEES AND CONTINGENCIES
Commitments
Lease Commitments
     The Firm leases office space and computer equipment under noncancelable operating leases which extend to 2016 and which may be extended as prescribed under renewal options in the lease agreements. The Firm has entered into several noncancelable sub-lease agreements for certain facilities or floors of facilities which are co-terminus with the Firm’s lease for the respective facilities or floors of facilities. Facility and computer equipment lease expenses charged to operations for the three months ended June 30, 2007 and 2006 was $3.6 million and $3.2 million, respectively. Facility and computer equipment lease expenses charged to operations for the six months ended June 30, 2007 and 2006 was $6.9 million and $6.3 million, respectively.

     The Firm signed a forbearance agreement with the lessor of certain office space it occupies in San Francisco that provided a reduction in the rent payments from November 1, 2003 to October 31, 2005. There are certain non-financial and financial events that would automatically terminate the forbearance agreement, requiring the Firm to reimburse the forbearance amount of $3.3 million to the lessor. The most significant terminating events include the Firm merging with another entity, recording annual revenues greater than $316 million or recording pre-tax income equal to or greater than $40 million, in each case prior to the end of the original lease term in 2010. The Firm currently believes it is not probable that the forbearance will be reimbursed. Accordingly, there has been no liability recorded on the Firm’s condensed consolidated statements of financial condition for this contingent obligation.
Fund Capital Commitments
     At June 30, 2007, the Firm and the Firm’s Asset Management Subsidiaries had commitments to invest an additional $4.7 million into affiliated investment partnerships. Such commitments may be satisfied by direct investments and are generally required to be made as investment opportunities are identified by the underlying partnerships. The Firm and the Firm’s Asset Management Subsidiaries’ commitments at June 30, 2007 are as follows (in thousands):

Global Growth Partners I	$1,420
Global Growth Partners II	1,258
Tailwind Capital Partners	997
Thomas Weisel Healthcare Venture Partners	544
Thomas Weisel India Opportunity Fund	446
Thomas Weisel Venture Partners	35

Total Fund Capital Commitments	$4,700

     In addition to the above commitments, in March 2007, the Firm committed $5.0 million to an investment in an unaffiliated fund. This commitment may be called in full at any time. During the three and six months ended June 30, 2007, this unaffiliated fund called $0.3 million and $0.5 million, respectively, of this commitment. The remaining unfunded portion of this commitment as of June 30, 2007 is $4.5 million. The Firm currently anticipates transferring this investment and the related commitment to a fund sponsored by the Firm in exchange for its contributed capital through the date of transfer. This commitment is not reflected in the table above.
     In April and July 2007, the Firm also committed $10.0 million and $4.9 million, respectively, to investments in unaffiliated funds. These commitments may be called in full at any time. The Firm currently anticipates transferring these investments and the related commitments to funds sponsored by the Firm. These commitments are not reflected in the table above.
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
Guaranteed Compensation
     Consistent with practice in prior years, guaranteed compensation agreements were entered into during the three and six months ended June 30, 2007. These obligations are being accrued ratably over the service period of the agreements. Total unaccrued obligations at June 30, 2007 for services to be provided subsequent to June 30, 2007 were $8.9 million, of which $1.9 million, $5.9 million and $1.1 million is to be paid in 2007, 2008 and 2009, respectively.

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
     Borghetti v. Campus Pipeline — A putative shareholder derivative action was brought in the Third Judicial District Court in Salt Lake County, Utah on October 5, 2004 against Campus Pipeline in connection with a sell-side mergers and acquisitions engagement in which the Firm acted as a financial advisor to Campus Pipeline. Plaintiffs alleged breach of fiduciary duty, fraud and similar related claims against Campus Pipeline’s directors, officers, attorneys and the Firm. On May 3, 2005, the court granted in part and denied in part the Firm’s motion to dismiss, dismissing all claims against the Firm except the breach of fiduciary duty claim. Thereafter, on April 23, 2007, the court granted the Firm’s motion for summary judgment with respect to the remaining claims against the Firm, although the plaintiffs subsequently have appealed this decision. The Firm has denied liability in connection with this matter. The Firm believes it has meritorious defenses to the action and intends to vigorously defend such action as it applies to the Firm.
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
     In re Initial Public Offering Securities Litigation — The Firm is a defendant in several purported class actions brought against numerous underwriters in connection with certain initial public offerings in 1999 and 2000. These cases have been consolidated in the United States District Court for the Southern District of New York and generally allege that underwriters accepted undisclosed compensation in connection with the offerings, entered into arrangements designed to influence the price at which the shares traded in the aftermarket and improperly allocated shares in these offerings. The actions allege violations of federal securities laws and seek unspecified damages. Of the 310 issuers named in these cases, the Firm acted as a co-lead manager in one offering, a co-manager in 32 offerings, and as a syndicate member in 10 offerings. The Firm has denied liability in connection with these matters. On June 10, 2004, plaintiffs entered into a definitive settlement agreement with respect to their claims against the issuer defendants and the issuers’ present or former officers and directors named in the lawsuits, however, approval of the proposed settlement remains on hold pending the resolution of the class certification issue described below. By a decision dated October 13, 2004, the federal district court granted plaintiffs’ motion for class certification, however, the underwriter defendants petitioned the U.S. Court of Appeals for the Second Circuit to review that certification decision. On December 5, 2006 the Second Circuit vacated the district court’s class certification decision and the plaintiffs subsequently petitioned the Second Circuit for a rehearing. On April 6, 2007, the Second Circuit denied the rehearing request. In May 2007, the plaintiffs indicated they intended to seek class certification on a new basis and intend to proceed with limited discovery. The Firm believes it has meritorious defenses to these actions and intends to vigorously defend such actions as they apply to the Firm.
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
     In re Leadis Technology, Inc. Securities Litigation — The Firm has been a defendant in a purported class action litigation brought in connection with Leadis Technology, Inc.’s initial public offering in June 2004 in which the Firm served as a co-manager for Leadis. The consolidated complaint, filed in the United States District Court for the Northern District of California on August 8, 2005, alleged violations of federal securities laws against Leadis and certain of its directors and officers as well as the company’s underwriters, including the Firm, based on alleged misstatements and omissions in the registration statement. On March 1, 2006 the complaint against the Firm in this matter was dismissed by the court with prejudice. Subsequently, on March 28, 2006, the plaintiffs in this matter appealed the dismissal. The Firm believes it has meritorious defenses to these actions and intends to vigorously defend such actions as they apply to the Firm.
     In re Openwave Systems Inc. Securities Litigation — The Firm has been named as a defendant in a purported class action lawsuit filed in June 2007 in connection with a secondary offering of common stock by Openwave Systems’ in December 2005 where the Firm acted as a co-manager. The complaint, filed in the United States District Court for the Southern District of New York alleges violations of federal securities laws against Openwave Systems, various officers and directors as well as Openwave Systems’ underwriters, including the Firm, based on alleged misstatements and omissions in the disclosure documents for the offering. The Firm denies liability in connection with this matter. The Firm believes it has meritorious defenses to the action and intends to vigorously defend such action as it applies to the Firm.
     In re Merix Securities Litigation — The Firm has been a defendant in a purported class action suit brought in connection with an offering in January 2004 involving Merix Corporation in which it served as co-lead manager for Merix. On September 15, 2005, the United States District Court for the District of Oregon entered an order dismissing all claims against the underwriter defendants, including the Firm, and the Merix defendants. A portion of the claim under Section 12(a)(2) of the Securities Exchange Act of 1934 was dismissed with prejudice, and the remainder of that claim and the Section 11 claim were dismissed with leave to re-file. Plaintiffs subsequently filed an amended complaint and on September 28, 2006 the Court dismissed the remaining claims with prejudice. Following the September 28 th dismissal, plaintiffs have filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. The Firm has denied liability in connection with this matter. The Firm believes it has meritorious defenses to these actions and intends to vigorously defend such actions as they apply to the Firm.
     In Re SeraCare Life Sciences, Inc. Securities Litigation — The Firm has been named a defendant in a purported class action lawsuit filed in July 2006 arising out of alleged false and misleading financial statements issued between 2003 and 2006 by SeraCare Life Sciences, Inc. The complaint was filed in the United States District Court for the Southern District of California and alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 against certain of SeraCare’s current and former officers and directors, its former auditor, and its controlling shareholders and investment bankers, including the Firm, due to the Firm having been a co-manager of SeraCare’s 2005 secondary offering of common stock. In March 2007, certain of the claims against the Firm were dismissed, although because these claims were dismissed without prejudice, the plaintiffs have subsequently filed an amended complaint. In July 2007, the defendants, including the Firm, filed a motion to dismiss the amended complaint. SeraCare has disclosed that it filed for bankruptcy in March 2006. The Firm believes it has meritorious defenses to these actions and intends to vigorously defend such actions as they apply to the Firm.
     In re U.S. Auto Parts Network, Inc. Securities Litigation — The Firm has been named a defendant in a purported class action lawsuit filed in March 2007 with respect to the initial public offering of U.S. Auto Parts Network, Inc. on February 8, 2007 and subsequent public disclosures by U.S. Auto Parts. The Firm was an underwriter and a co-book manager of the U.S. Auto Parts initial public offering. The complaint, which was filed in the United States District Court, Central District of California, Western Division, alleges violations of various federal securities laws against U.S. Auto Parts and certain of its directors and officers as well as U.S. Auto Parts’ underwriters, including the Firm, based on, among other things, alleged false and misleading statements. Subsequently, additional complaints relating to this matter have been filed, which the Firm expects to be consolidated with the initial complaint. The Firm believes it has meritorious defenses to these actions and intends to vigorously defend such actions as they apply to the Firm.
     In re Vonage Holdings Corp. Securities Litigation — The Firm is a defendant named in purported class action lawsuits filed in June 2006 arising out of the May 2006 initial public offering of Vonage Holdings Corp. where the Firm acted as a co-manager. The complaints, filed in the United States District Court for the District of New Jersey and in the Supreme Court of the State of New York, County of Kings, allege misuse of Vonage’s directed share program and violations of federal securities laws against Vonage and certain of its directors and senior officers as well as Vonage’s underwriters, including the Firm, based on alleged false and misleading statements in the registration statement and prospectus. In January 2007 the plaintiffs’ complaints were transferred to the U.S. District Court for the District of New Jersey and the defendants have filed motions to dismiss. The Firm believes it has meritorious defenses to these actions and intends to vigorously defend such actions as they apply to the Firm.
Other Matters
     IRS Information Requests Relating to Tax Products — The Firm had received requests for information from the Internal Revenue Service, or IRS, regarding its referrals of clients to a third-party provider of tax products in 1999, 2000 and 2001. The Firm cooperated with these requests and received an offer of settlement regarding this matter from the IRS. Subsequently, the Firm engaged in discussions with the IRS regarding the settlement offer and ultimately settled this matter with the IRS in July 2007. The settlement amount has been appropriately accrued for as of June 30, 2007.
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

NOTE 13 — FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK, CREDIT RISK OR MARKET RISK
Concentration of Credit Risk and Market Risk
     The majority of TWP’s transactions, and consequently the concentration of its credit exposure, is with its clearing brokers. The clearing brokers are also the primary source of short-term financing for both securities purchased and securities sold, not yet purchased by the Firm. TWP’s securities owned may be pledged by the clearing brokers. The amount receivable from or payable to the clearing brokers in the Firm’s condensed consolidated statements of financial condition represents amounts receivable or payable in connection with the trading of proprietary positions and the clearance of customer securities transactions. As of June 30, 2007 and December 31, 2006, TWP’s cash on deposit with the clearing brokers was not collateralizing any liabilities to the clearing brokers.
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
     Included in accrued compensation is an employment agreement whose value is indexed to publicly traded shares of an unrelated entity. This agreement is considered a derivative under applicable GAAP and, accordingly, is being marked to market through compensation and benefits expense in the condensed consolidated statements of operations. The fair value of this derivative was $2.1 million and $1.9 million at June 30, 2007 and December 31, 2006, respectively. The Firm has reduced its exposure to fluctuations in the value of the employment agreement by purchasing shares of the underlying security. In accordance with the Firm’s stated accounting policy, these shares are carried at market value with fluctuations in value reflected in asset management revenues in the condensed consolidated statements of operations.
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
     As of June 30, 2007, TWP’s net capital was $35.0 million, which was $34.0 million in excess of its required minimum.
     In addition, Thomas Weisel Partners International Limited (“TWPIL”), a subsidiary of the Firm located in the U.K., is a registered U.K. broker-dealer and is subject to the capital requirements of the Financial Securities Authority. As of June 30, 2007, TWPIL was in compliance with these requirements.

NOTE 15 — PRO FORMA, AS ADJUSTED
     The Firm completed its initial public offering on February 7, 2006 and converted to a corporation from a limited liability company on this date. This conversion was the result of a series of reorganization transactions that were carried out to cause Thomas Weisel Partners Group, Inc. to succeed to the business of the Thomas Weisel Partners Group LLC (see Note 1 – Organization and Basis of Presentation). The pro forma, as adjusted amounts presented on the face of the Firm’s condensed consolidated statements of operations are based upon the Firm’s historical condensed consolidated financial statements as adjusted to reflect the reorganization transactions as though they had taken place on January 1, 2006.
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
     On a pro forma basis, the tax benefit for the six months ended June 30, 2006 was decreased by the estimated additional tax expense of $1.5 million as if the Firm was a corporation beginning January 1, 2006. The additional tax expense is attributable to the Firm’s applicable tax rate, a combination of federal, state and local income tax rates, of 42% applied to the Firm’s pro forma net income for the period beginning January 1, 2006 through February 6, 2006.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results and the timing of events may differ significantly from those projected in forward-looking statements due to a number of factors, including those set forth in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. See “Where You Can Find More Information” on page -ii- of this Quarterly Report on Form 10-Q.
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
     Our business is managed as a single operating segment, and we generate revenues by providing financial services that include investment banking, brokerage, research and asset management. We take a comprehensive approach in providing these services to growth companies in our target sectors. We are exposed to volatility and trends in the general securities market and the economy, and we are specifically exposed to volatility and trends in our target sectors. Notwithstanding this exposure to volatility and trends in our target sectors, in order to provide value to our clients, we have made a long-term commitment to maintaining a substantial, full-service integrated business platform. As a result of this commitment, if business conditions result in decreases to our revenues, we may not experience corresponding decreases in the expense of operating our business.
Consolidated Results of Operations
     Our results of operations depend on a number of market factors, including market conditions and valuations for companies in the technology, healthcare and consumer sectors, as well as general securities market conditions. Trends in the securities markets are also affected by general economic trends, including fluctuations in interest rates, flows of funds into and out of the markets and other conditions. In addition to these market factors, our revenues from period to period are substantially affected by the timing of investment banking transactions in which we are involved. Fees for many of the services we provide are earned only upon the completion of a transaction. Accordingly, our results of operations in any individual year or quarter may be affected significantly by whether and when significant transactions are completed.
     The following table provides a summary of the results of our operations for the three and six months ended June 30, 2007 and 2006 (in thousands, except percentages and per share amounts):

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
Net revenues	$71,739	$63,734	12.6%	$148,428	$141,710	4.7%
Income before taxes	10,429	4,511	131.2	19,311	14,989	28.8
Net income	6,602	3,320	98.9	12,003	24,629	(51.3)
Net income attributable to common shareholders and to Class A, B and C shareholders	$6,602	$3,320	98.9%	$12,003	$23,021	(47.9)%

Earnings per share:
Basic earnings per share	$0.25	$0.14		$0.46	$1.04
Diluted earnings per share	$0.25	$0.14		$0.45	$1.02

Revenues
     The following table sets forth our revenues for the three and six months ended June 30, 2007 and 2006, both in dollar amounts and as a percentage of net revenues for these periods (dollar amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
Revenues:
Investment banking	$29,605	$28,156	5.1%	$68,897	$64,650	6.6%
Brokerage	26,226	29,776	(11.9)	55,082	64,163	(14.2)
Asset management	14,282	5,383	165.3	19,997	12,335	62.1
Interest income	4,539	3,062	48.2	8,887	5,274	68.5
Other revenue	—	—	—	920	—	100.0

Total revenues	74,652	66,377	12.5	153,783	146,422	5.0
Interest expense	(2,913)	(2,643)	10.2	(5,355)	(4,712)	13.6

Net revenues	$71,739	$63,734	12.6%	$148,428	$141,710	4.7%

Percentage of net revenues:
Investment banking	41.3%	44.2%		46.4%	45.6%
Brokerage	36.6	46.7		37.1	45.3
Asset management	19.9	8.4		13.5	8.7
Interest income	6.3	4.8		6.0	3.7
Other revenue	—	—		0.6	—

Total revenues	104.1	104.1		103.6	103.3
Interest expense	(4.1)	(4.1)		(3.6)	(3.3)

Net revenues	100.0%	100.0%		100.0%	100.0%

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
     Three Months Ended June 30, 2007 versus Three Months Ended June 30, 2006. Investment banking revenue increased $1.4 million in the three months ended June 30, 2007 from the same period in 2006. Our average revenue per transaction increased to $1.3 million during the three months ended June 30, 2007 from $1.2 million in the same period of 2006 and we closed 23 investment banking transactions during the three months ended June 30, 2007 compared to 24 during the same period of 2006.
     Capital raising revenue accounted for approximately 89% of our investment banking revenue in both the three months ended June 30, 2007 and 2006. Our capital raising revenue increased $1.2 million to $26.3 million in the three months ended June 30, 2007 compared to $25.1 million in the same period of 2006. Our average revenue per capital raising transaction increased to $1.2 million during the three months ended June 30, 2007 compared to $1.1 million during the same period of 2006. We closed 22 capital raising transactions in both the three months ended June 30, 2007 and 2006.
     Strategic advisory revenue accounted for approximately 11% of our total investment banking revenue in both the three months ended June 30, 2007 and 2006. Strategic advisory revenue increased $0.3 million to $3.3 million in the three months ended June 30, 2007 compared to $3.0 million in the same period of 2006. We closed one strategic advisory transaction during the three months ended June 30, 2007, compared to two during the same period of 2006.
     Six Months Ended June 30, 2007 versus Six Months Ended June 30, 2006. Investment banking revenue increased $4.2 million in the six months ended June 30, 2007 from same period in 2006. Our average revenue per transaction increased to $1.7 million during the six months ended June 30, 2007 from $1.5 million in the same period of 2006 and we closed 40 investment banking transactions during the six months ended June 30, 2007 compared to 43 during the same period of 2006. We joint book-managed our own initial public offering and follow-on offering during the six months ended June 30, 2006 but did not include those transactions in our transaction count, did not recognize revenue relating to those transactions and did not include those transactions in calculating our revenue per transaction measures.
     Capital raising revenue accounted for 59.6% of our investment banking revenue in the six months ended June 30, 2007 compared to 88.1% in the same period of 2006. Our capital raising revenue decreased $15.9 million to $41.1 million in the six months ended June 30, 2007 compared to $57.0 million in the same period of 2006. We closed 32 capital raising transactions during the six months ended June 30, 2007, compared to 38 during the same period of 2006 and our average revenue per capital raising transaction decreased to $1.3 million during the six months ended June 30, 2007 compared to $1.5 million during the same period of 2006.
     Strategic advisory revenue accounted for 40.4% of our total investment banking revenue in the six months ended June 30, 2007 compared to 11.9% in the same period of 2006. Strategic advisory revenue increased $20.1 million to $27.8 million in the six months ended June 30, 2007 compared to $7.7 million in the same period of 2006. Our average revenue per strategic advisory transaction increased to $3.5 million during the six months ended June 30, 2007 compared to $1.5 million during the same period of 2006. The increase in our average revenue per strategic advisory transaction was primarily due to a single strategic advisory transaction which resulted in $13.4 million of revenue during the three months ended March 31, 2007. We closed 8 strategic advisory transactions during the six months ended June 30, 2007, compared to 5 during the same period of 2006.
     Our investment banking revenues are affected by the overall level of capital raising activity in the marketplace and, in particular, in our target sectors. Based on data from Dealogic, we estimate that aggregate gross proceeds raised in U.S. equity capital markets transactions, including IPOs, secondary offerings and convertible debt securities offerings were as follows for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
Capital Raising Activity (U.S. Equity Capital Markets)	2007	2006	2007	2006
Capital raising transactions in our target sectors	229	142	448	301
Capital raising transactions in all market sectors	470	290	888	544
Our target sectors as a percentage of total transactions	48.7%	49.0%	50.5%	55.3%

Gross proceeds raised by companies in our target sectors (in billions)	$34.6	$21.5	$53.4	$49.2
Gross proceeds raised in U.S. equity capital markets (in billions)	$78.5	$50.0	$140.1	$99.6
Our target sectors as a percentage of total gross proceeds	44.1%	43.1%	38.1%	49.4%

Fees generated from equity capital markets in our target sectors (in billions)	$1.18	$0.71	$1.92	$1.64
     Based upon the market information presented above, within our target sectors the number of transactions increased 61.3% while the gross proceeds raised and the total capital markets fees generated increased 60.9% and 66.2%, respectively, during the three months ended June 30, 2007 from the three months ended June 30, 2006. This compares to our number of capital raising transactions which remained consistent at 22 transactions for both the three months ended June 30, 2007 and 2006, and our capital raising revenues which increased 4.8% during the same time period.

     Based upon the market information presented above, within our target sectors the number of transactions increased 48.8% while the gross proceeds raised and the total capital markets fees generated increased 8.5% and 17.1%, respectively, during the six months ended June 30, 2007 from the six months ended June 30, 2006. This compares to our number of capital raising transactions which decreased 15.8% during the six months ended June 30, 2007, and our capital raising revenues which decreased 27.9% during the same time period.
     Our investment banking revenues are also affected by the overall level of mergers and acquisitions activity in the marketplace and, in particular, in our target sectors. Based on data from Securities Data Corp., we estimate that the following mergers and acquisitions activity occurred during the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
Mergers and Acquisitions Activity (All U.S. Companies)	2007	2006	2007	2006
Announced acquisitions and mergers of U.S. companies in our target sectors	334	328	603	610
Announced acquisitions and mergers of U.S. companies in all market sectors	645	644	1,217	1,190
Our target sectors as a percentage of total transactions	51.8%	50.9%	49.5%	51.3%

Value of announced acquisitions and mergers of U.S. companies in our target sectors (in billions)	$308	$154	$442	$273
Value of announced acquisitions and mergers of U.S. companies in all market sectors (in billions)	$578	$336	$952	$683
Our target sectors as a percentage of total value	53.2%	45.7%	46.4%	39.9%
     Based upon the market information presented above for the announced acquisitions and mergers in our target sectors, the number of transactions increased by 1.8% and the market value of such transactions increased by 100.3% during the three months ended June 30, 2007 from the three months ended June 30, 2006. This compares to our number of acquisition and merger transactions which decreased 50% and our revenue from such transactions which increased 7.7% during the same period.
     In addition, based upon the market information presented above for the announced acquisitions and mergers in our target sectors, the number of transactions decreased by 1.1% and the market value of such transactions increased by 62.0% during the six months ended June 30, 2007 from the six months ended June 30, 2006. This compares to our number of acquisition and merger transactions which increased 60% and our revenue from such transactions which increased significantly to $27.8 million from $7.7 million during the same period.
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
     Three and Six Months Ended June 30, 2007 versus Three and Six Months Ended June 30, 2006. Brokerage revenue decreased $3.6 million and $9.1 million in the three and six months ended June 30, 2007 from the same period in 2006, respectively. The decreases were primarily attributable to decreases in trading volumes in our institutional equity and convertible debt trading business, partially offset by performance improvements in our middle markets and private client services businesses.
     The combined average daily volume on the New York Stock Exchange and Nasdaq was approximately 3.7 billion shares during both the three and six months ended June 30, 2007, a decrease of 2.7% and 1.2%, respectively, from the three and six months ended June 30, 2006. Our combined average daily customer trading volume during the three and six months ended June 30, 2007 from the three and six months ended June 30, 2006 decreased 14.2% and 21.0%, primarily due to declines in the volume of shares we traded for our institutional brokerage customers. We believe the decline in our trading volume for institutional customers during the three and six months ended June 30, 2007 is partially due to the increased use of alternative trading systems by our customers, a decrease in the willingness of our traditional brokerage customers to pay full service commissions in order to access our equity research and other factors. In response to these factors, we have taken several steps, including (i) increasing our focus on middle markets customers, who account for an increasing amount of trading commissions with the brokerage industry and who, in many cases, are engaging in investing activities that utilize our equity research and (ii) developing our product offerings within electronic trading in order to attract and retain trading volume from customers who are shifting away from utilizing full service brokerage services and increasing their use of alternative trading systems.
     In April 2007 we established a branch office in Chicago, Illinois and in July 2007 we hired two teams in Europe of senior institutional sales professionals formerly associated with the Prudential Equity Group. In connection with the addition of these European-based sales teams, we will open offices in both London and Zurich. This expansion of our institutional sales department is an important step in our strategy to broaden our account base as well as to expand our business in Europe.
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
     Three Months Ended June 30, 2007 versus Three Months Ended June 30, 2006. Asset management revenue increased by $8.9 million in the three months ended June 30, 2007 from the same period in 2006. The fluctuation was primarily due to increased investment gains in partnerships of $7.0 million during the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 due to gains from several of our investment funds. In addition, management fees and investment gains in other securities increased $1.0 million and $0.9 million, respectively, during the three months ended June 30, 2007 as compared to the same period in 2006.
     Management fees increased $1.0 million, or 30.3%, to $4.2 million in the three months ended June 30, 2007 from $3.2 million in the same period of 2006, primarily due to an increase in management fees received from Thomas Weisel Global Growth Partners LLC of $0.6 million and an increase in distribution management fees of $0.4 million.
     Investment gains in partnerships increased $7.0 million to $9.9 million in the three months ended June 30, 2007 from $2.9 million in the same period of 2006, primarily due to an increase in realized gains allocated to us in respect to our previously waived management fees of approximately $6.4 million. Investment gains in other securities increased $0.9 million to a gain of $0.2 million in the three months ended June 30, 2007 from a loss of $0.7 million in the same period of 2006.
     Six Months Ended June 30, 2007 versus Six Months Ended June 30, 2006. Asset management revenue increased by $7.7 million in the six months ended June 30, 2007 from the same period in 2006. The fluctuation was primarily due to increased investment gains in partnerships of $5.6 million during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 due to gains from several of our investment funds. In addition, management fees and investment gains in other securities increased $1.5 million and $0.6 million, respectively, during the six months ended June 30, 2007 as compared to the same period in 2006.
     Management fees increased $1.5 million, or 22.7%, to $8.1 million in the six months ended June 30, 2007 from $6.6 million in the same period of 2006, primarily due to an increase in management fees received from Thomas Weisel Global Growth Partners LLC of $0.9 million and Thomas Weisel India Opportunity LLC of $0.4 million.
     Investment gains in partnerships increased $5.6 million to $11.3 million in the six months ended June 30, 2007 from $5.7 million in the same period of 2006, primarily due to an increase in investment gains of $10.2 million from several of our investment funds. This increase was due to an increase in realized gains allocated to us in respect to our previously waived management fees, increases in gains from investment funds allocated to us with respect to our carried interest and an overall increase in gains within our investment funds. Investment gains in other securities increased $0.6 million to $0.7 million in the six months ended June 30, 2007 from $0.1 million in the same period of 2006.
Other Revenue
     Six Months Ended June 30, 2007. Other revenue of $0.9 million recorded in the six months ended June 30, 2007 relates to the gain, net of selling costs, on the sale and licensing of certain software previously developed for internal use. At the time of sale there were no amounts capitalized relating to this software.

Expenses Excluding Interest
     The following table sets forth information relating to our operating expenses excluding interest for the three and six months ended June 30, 2007 and 2006, both in dollar amounts and as a percentage of net revenues for these periods (dollar amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
Expenses excluding interest:
Compensation and benefits expense	$37,395	$35,398	5.6%	$81,385	$77,334	5.2%
Non-compensation expense	23,915	23,825	0.4	47,732	49,387	(3.4)

Total expenses excluding interest	$61,310	$59,223	3.5%	$129,117	$126,721	1.9%

Percentage of net revenues:
Compensation and benefits expense	52.1%	55.5%		54.8%	54.6%
Non-compensation expense	33.4	37.4		32.2	34.8

Total	85.5%	92.9%		87.0%	89.4%

Average number of employees	618	556		605	549
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
     Share-based awards constitute a portion of our compensation expense and are issued to new hires and in conjunction with our bonuses. These share-based awards vest over a four-year service period (except for the share-based awards issued in connection with our initial public offering which vest over a three-year period), are subject to continued employment and, accordingly, are recorded as non-cash compensation expense ratably over the service period beginning at the date of grant. As a result, our aggregate compensation expense has been, and will continue to be, impacted as we recognize multiple years of share-based compensation expense associated with the vesting of prior year grants in 2007 and subsequent years. As an example, in February 2007, we granted share-based awards with a grant date fair value of $23.0 million, which amount will be recognized in compensation expense over a four year vesting period beginning in February 2007 and ending in January 2011. As of June 30, 2007, there was (i) $12.0 million of unrecognized compensation expense related to non-vested restricted stock unit awards made in connection with our initial public offering, which is expected to be recognized over a weighted-average period of 1.6 years and (ii) an additional $19.1 million of unrecognized compensation expense related to non-vested restricted stock unit awards made subsequent to our initial public offering, which is expected to be recognized over a weighted-average period of 3.5 years.
     For 2007 we have had a target of maintaining aggregate annual compensation and benefits expense (excluding expenses relating to share-based awards made in connection with our initial public offering) within the range of 55% and 58% of annual net revenues (excluding investment gains and losses attributable to investments in partnerships and other securities). However, new business initiatives and efforts to expand existing businesses in many cases require that we incur compensation and benefits expense before realizing associated additional revenues. In particular, our recent hiring of senior institutional sales professionals in London and Zurich, as described above under “Brokerage Revenue” above, will increase our ratio of compensation and benefits expense to net revenue in 2007 and 2008.
     For this reason, in 2007 we may not be able to achieve our target of maintaining our aggregate annual compensation and benefits expense (excluding expenses relating to share-based awards made in connection with our initial public offering) within the range of 55% and 58% of net revenues (excluding investment gains and losses attributable to investments in partnerships and other securities). Furthermore, we may not be able to retain our professionals at compensation levels that are within a particular target range. We continue to thoroughly evaluate business and personnel decisions with respect to their impact on compensation and benefits expense.
     Three Months Ended June 30, 2007 versus Three Months Ended June 30, 2006. Compensation and benefits expense increased $2.0 million in the three months ended June 30, 2007 from the same period in 2006, primarily due to an increase in compensation expense relating to share-based awards during the three months ended June 30, 2007 as compared the three months ended June 30, 2006. In addition, the average number of employees has increased during the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 which has increased compensation and benefits expense during the same period. Compensation and benefits expense during the three months ended June 30, 2007 and 2006 included $1.8 million and $1.9 million, respectively, of non-cash compensation expense relating to share-based awards made in connection with our initial public offering.
     Compensation and benefits expense (excluding expense relating to share-based awards made in connection with our initial public offering), as a percentage of net revenues (excluding investment gains and losses attributable to investments in partnerships and other securities) increased to 57% in the three months ended June 30, 2007 from 55% in the three months ended June 30, 2006.
     Six Months Ended June 30, 2007 versus Six Months Ended June 30, 2006. Compensation and benefits expense increased $4.1 million in the six months ended June 30, 2007 from the same period in 2006, primarily due to an increase in compensation expense relating to share-based awards during the six months ended June 30, 2007 as compared the six months ended June 30, 2006. In addition, the average number of employees has increased during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 which has increased compensation and benefits expense during the same period. Compensation and benefits expense during the six months ended June 30, 2007 and 2006 included $3.7 million and $3.0 million, respectively, of non-cash compensation expense relating to share-based awards made in connection with our initial public offering.
     Compensation and benefits expense (excluding expense relating to share-based awards made in connection with our initial public offering), as a percentage of net revenues (excluding investment gains and losses attributable to investments in partnerships and other securities) increased to 57% in the six months ended June 30, 2007 from 55% in the six months ended June 30, 2006.
Non-Compensation Expenses
     Our non-compensation expenses include brokerage execution, clearance and account administration, communications and data processing, depreciation and amortization, marketing and promotion, occupancy and equipment, and other expenses.
     Three Months Ended June 30, 2007 versus Three Months Ended June 30, 2006. Non-compensation expense increased $0.1 million in the three months ended June 30, 2007 from the same period in 2006. The fluctuation was primarily the result of a $1.0 million increase in occupancy and equipment expense due to increased lease related costs from our offices in San Francisco and New York, as well as costs from expanding our offices in India and opening an office in Portland. In addition, other expense increased $0.6 million primarily due to options granted to non-employee directors as annual director’s fees, which had no minimum vesting period. This overall increase was partially offset by a $1.4 million decrease in brokerage execution, clearance and account administration expense due to improved efficiencies in our trade execution practices, lower NYSE exchange rate fees as well as less clearance charges associated with lower trading volume and improved pricing with our new clearing broker.
     Six Months Ended June 30, 2007 versus Six Months Ended June 30, 2006. Non-compensation expenses decreased $1.7 million in the six months ended June 30, 2007 from the same period in 2006. The fluctuation was primarily the result of a $3.4 million decrease in brokerage execution, clearance and account administration expense due to improved efficiencies in our trade execution practices, lower NYSE exchange rate fees as well as less clearance charges associated with lower trading volume and improved pricing with our new clearing broker. This decrease was partially offset by an increase in marketing and promotion expense of $1.0 million during the six months ended June 30, 2007 compared to the same period in 2006 as a result of increased travel and entertainment related to the launch of Discovery Research.
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
     During the three months ended March 31, 2007, we determined that, due to realized and previously unanticipated expected future capital gains, the valuation allowance would be reduced to zero. As a result we realized deferred tax benefits during 2007 resulting in 3.3% and 3.6% reductions in the effective tax rates for the three and six months ended June 30, 2007, respectively. The expected future capital gains were realized during the six months ended June 30, 2007.
     Our effective tax rate for the six months ended June 30, 2007 and 2006 was 37.8% and (64.3)%, respectively. The increase in our effective tax rate from the prior-year periods is primarily due to the one-time tax benefit in 2006, discussed above.
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
     The following table represents our most liquid assets as of June 30, 2007 (in thousands):

Cash and cash equivalents	$93,098
Other investments	79,449

Total	$172,547

     Other investments include $65.5 million in auction rate securities at June 30, 2007.
Debt Financing
     In connection with our initial public offering of common stock, we issued $33 million of unsecured senior notes to our former Class D and Class D-1 shareholders and are required to make principal and interest payments on these notes in accordance with their terms.
     We also have a financing arrangement with General Electric Capital Corporation that is secured by furniture, equipment and leasehold improvements, with a 3-year term and a variable interest rate at LIBOR plus 2.85%. As of June 30, 2007, the outstanding balance under this facility was $5.6 million.
Bonus and Share-Based Compensation
     The timing of bonus and retention compensation payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees are generally paid salaries semi-monthly during the year, bonus and retention compensation payments, which make up a larger portion of total compensation, are generally paid at selected times during the year. Bonus and retention compensation payments are generally paid in February and July. In February and July 2007 we made aggregate cash bonus payments to our employees of approximately $28.9 million and $28.1 million, respectively.
     Beginning in 2007 and continuing thereafter, share-based awards in the form of restricted stock units that we previously granted will vest and become deliverable. For example, on or about February 9, 2008, approximately 287,000 shares of freely transferable common stock will become deliverable to our employees in respect of share-based awards granted on February 9, 2007. Our cash position and liquidity will be affected to the extent we elect to settle a portion of these vesting shares, through a net settlement feature as provided for in SFAS No. 123(R), Share-Based Payment, to meet the minimum statutory income tax withholding requirements of our employees.

Regulatory Net Capital and Other Amounts Required to be Maintained at Broker-Dealer Subsidiary
     Thomas Weisel Partners LLC, our wholly-owned subsidiary and a registered securities broker-dealer, is subject to the net capital requirements of the NYSE and the SEC’s uniform net capital rule. NYSE and SEC regulations also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met. At June 30, 2007, Thomas Weisel Partners LLC had excess net capital of $34.0 million. Regulatory net capital requirements change based on certain investment and underwriting activities.
     Our primary clearing broker is also the primary source of the short-term financing of our securities inventory. In connection with the provision of the short-term financing, Thomas Weisel Partners LLC is required to maintain deposits with our clearing broker. These deposits are classified as receivable from clearing brokers. During the six months ended June 30, 2007, increases in our securities inventory resulted in an increase of $41.0 million in the deposits we were required to maintain. This increase in the deposit resulted in a decrease to cash and cash equivalents on the condensed consolidated statements of financial position and an increase in the receivable from clearing brokers of $41.0 million.
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
Cash Flows
     Cash and cash equivalents decreased $51.0 million to $93.1 million at June 30, 2007 from $144.1 million at December 31, 2006.
     Operating activities used $38.6 million of cash during the six months ended June 30, 2007. Our net income less non-cash items provided $10.3 million of cash and cash equivalents during the six months ended June 30, 2007. Non-cash items included in our net income of $12.0 million were primarily from gains from partnership and other investments of $11.4 million, offset by depreciation and share-based compensation expenses of $3.2 million and $5.9 million, respectively. The net effect of changes in operating assets and liabilities resulted in the use of $48.9 million of cash during the six months ended June 30, 2007, $41.0 million of which was the increase in receivable from clearing brokers discussed above in “Liquidity and Capital Resources”.
     Investing activities used $8.1 million of cash during the six months ended June 30, 2007, including the purchase of $58.2 million of municipal and auction-rate securities, purchases of property and equipment of $1.2 million and investments in private equity partnerships of $1.0 million. This decrease in cash and cash equivalents is partially offset by proceeds from sale of other investments of $52.3 million.
     During the six months ended June 30, 2007, financing activities used $4.3 million of cash, primarily due to repayments of notes payable of $28.3 million and share repurchases of $1.0 million, partially offset by an addition of notes payable of $25.0 million. We entered into a temporary subordinated loan during the three months ended June 30, 2007. We repaid the $25.0 million under the temporary subordinated loan in May 2007.
Contractual Obligations
     There have been no material changes during the period covered by this report, outside of the ordinary course of our business, to the contractual obligations specified in the table of contractual obligations disclosed in Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2006.
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
     The investment partnerships in which we are a general partner may allocate carried interest and make carried interest distributions to the general partner if the partnerships’ investment performance reaches a threshold as defined in the respective partnership agreements. We recognize the allocated carried interest when this threshold is met.
     We earn fees from the investment partnerships which we manage or of which we are a general partner. Such management fees are generally based on the net assets or committed capital of the underlying partnerships. In addition, we are entitled to allocations of the appreciation and depreciation in the fair value of the underlying partnerships from our general partnership interests in the partnerships. Such allocations are based on the terms of the respective partnership agreements. Through March 31, 2007, we agreed in certain cases to waive management fees, in lieu of making a cash contribution, in satisfaction of the general partner investment commitments to the investment partnerships. In these cases, we generally recognize our management fee revenues at the time when we are allocated our special profit interests in the gain from these partnerships upon the realization of a partnership investment. With respect to the investment partnerships existing as of March 31, 2007, we will no longer waive management fees subsequent to March 31, 2007.
     We are entitled to receive incentive fee allocations from the investment partnerships when the return exceeds certain threshold returns. Incentive fees are based on investment performance over the life of each investment partnership, and future investment underperformance may require amounts previously distributed to us to be returned to the partnership.
Liability for Lease Losses
     Our accrued expenses and other liabilities include a liability for lease losses related to office space that we subleased or abandoned due to staff reductions. The liability for lease losses was $5.9 million at June 30, 2007 and will expire with the termination of the relevant facility leases through 2010. We estimate our liability for lease losses as the net present value of the differences between lease payments and receipts under sublease agreements, if any. This liability is affected by our estimate of future facility requirements and sublease assumptions, including assumptions regarding our intent to reoccupy subleased space following the expiration of subleases. If we subsequently determine that we will not utilize space or decide to sublease additional space, this liability could increase with a corresponding charge to expenses.
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
Deferred Tax Valuation Allowance
     As a corporation, we are subject to federal and state income taxes. In determining our provision for income taxes, we recognize deferred tax assets and liabilities based on the difference between the carrying value of assets and liabilities for financial and tax reporting purposes. For our investments in partnerships, adjustments to their carrying value are made based on determinations of the fair value of underlying investments held by such partnerships. Both upward and downward adjustments to the carrying value of investment partnerships, which are recorded as unrealized gains and losses in the condensed consolidated statements of operations, represent timing differences until such time as these gains and losses are realized. During 2006, we had net unrealized capital losses on these investment partnerships. Due to our determination in February 2006 of the uncertainty of our ability to generate future realized capital gains to offset capital losses, in February 2006 we recorded a valuation allowance for the deferred tax asset attributable to net unrealized losses in our investment partnerships. During the three months ended March 31, 2007, we determined that, due to realized and previously unanticipated expected future capital gains, the valuation allowance would be reduced to zero as we realize the deferred tax benefit during 2007. For the three and six months ended June 30, 2007, we reduced the valuation allowance by $0.3 million and $0.7 million, respectively. As of June 30, 2007, the remaining valuation allowance is $0.7 million.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our business and financing activities directly expose us to various types of risks, including (i) market risk relating to, among other things, the changes in the market value of equity or debt instruments and (ii) interest rate risk relating to the effect of changes in interest rates and the yield curve on the value of debt instruments that we hold and our payment obligations in respect of notes that we have issued. We are also exposed to other risks in the conduct of our business such as credit risk and the effects of inflation. Our exposure to these risks could be material to our condensed consolidated financial statements. Set forth below is a discussion of some of these risks together with quantitative information regarding the aggregate amount and value of financial instruments that we hold or in which we maintain a position or that we have issued and that remain outstanding, in each case, as of June 30, 2007 and December 31, 2006. Due to the nature of our business, in particular our trading business, the amount or value of financial instruments that we hold or maintain a position in will fluctuate on a daily and intra-day basis and the quarter-end values and amounts presented below are not necessarily indicative of the exposures to market risk, interest rate risk and other risks we may experience at various times throughout any given year.

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
     The following tables categorize our market risk sensitive financial instruments by type of security and, where applicable, by maturity date as of June 30, 2007 and December 31, 2006.
     As of June 30, 2007 (in thousands):

									Carrying
									Value
	Expected Maturity Date							Total	as of
	Remainder							Principal	June 30,
	of 2007		2008	2009	2010	2011	Thereafter	Amount	2007
Inventory positions
Convertible bonds – long	$—		$2,248	$8,902	$5,000	$1,057	$132,836	$150,043	$210,467
Equity securities – long									16,386

Total – long	—		2,248	8,902	5,000	1,057	132,836	150,043	226,853

Convertible bonds – short	—		—	—	—	—	12,325	12,325	12,512
U.S. Treasury securities – short	—		—	5,000	—	—	5,000	10,000	9,906
Equity securities – short									156,871

Total – short	—		—	5,000	—	—	17,325	22,325	179,289

Other investments
Auction rate securities	65,500	(a)	—	—	—	—	—	65,500	65,500
Municipal debt securities	11,897		—	—	—	—	—	11,897	11,897
Equity securities									2,052

(a)	Represents earlier of contractual maturity or repricing date, which we believe represents the market risk inherent in the underlying instrument.
     As of December 31, 2006 (in thousands):

									Carrying
									Value
								Total	as of
	Expected Maturity Date							Principal	December 31,
	2007		2008	2009	2010	2011	Thereafter	Amount	2006
Inventory positions
Convertible bonds – long	$7,960		$17,877	$5,369	$2,000	$1,597	$60,678	$95,481	$111,773
Equity securities – long									25,260

Total – long	7,960		17,877	5,369	2,000	1,597	60,678	95,481	137,033

Convertible bonds – short	—		—	—	—	3,450	18,374	21,824	22,610
U.S. Treasury securities – short	—		5,000	—	—	—	—	5,000	5,002
Equity securities – short									63,078

Total – short	—		5,000	—	—	3,450	18,374	26,824	90,690

Other investments
Auction rate securities	49,400	(a)	—	—	—	—	—	49,400	49,400
Municipal debt securities	22,125		—	—	—	—	—	22,125	22,125
Equity securities									1,902

(a)	Represents earlier of contractual maturity or repricing date, which we believe represents the market risk inherent in the underlying instrument.
     In connection with our asset management activities, we provide seed investment funds for new asset management products to be invested in long and short positions in publicly traded equities and related options and other derivative instruments. These seed investments are included in the tables presented above.

     In addition to the positions set forth in the table above, we maintain investments in private equity, venture capital and other investment funds we manage or have managed. These investments are carried at fair value in accordance with industry guidance and as of June 30, 2007 and December 31, 2006 the carrying amount of these investments was $55.5 million and $45.6 million, respectively.
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
     As described in Note 13 – Financial Instruments with Off-Balance Sheet Risk, Credit Risk or Market Risk to our condensed consolidated financial statements, we are a party to an employment agreement the value of which is indexed to publicly traded shares of an unrelated entity. This agreement is considered a derivative under applicable GAAP and, accordingly, is marked to market through compensation and benefits expense in our condensed consolidated statements of operations. The fair value of this derivative was $2.1 million and $1.9 million at June 30, 2007 and December 31, 2006, respectively, and is not reflected in the table above. We have also reduced our exposure to fluctuations in the value of the employment agreement by purchasing shares of the underlying security, which are included under “Other investments” in the tables above. In accordance with our stated accounting policy, these shares are carried at market value with fluctuations in value reflected in asset management revenues in the condensed consolidated statements of operations.

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
     The tables below provide information about our financial instruments that are sensitive to changes in interest rates and their fair value as of June 30, 2007 and December 31, 2006. For inventory positions, other investments and notes payable, the tables present principal cash flows with expected maturity dates.
     As of June 30, 2007 (in thousands):

									Carrying
									Value
	Expected Maturity Date							Total	as of
	Remainder							Principal	June 30,
	of 2007		2008	2009	2010	2011	Thereafter	Amount	2007
Inventory positions
Convertible bonds – long	$—		$2,248	$8,902	$5,000	$1,057	$132,836	$150,043	$210,467

Convertible bonds – short	—		—	—	—	—	12,325	12,325	12,512
U.S. Treasury securities – short	—		—	5,000	—	—	5,000	10,000	9,906

Total – short	—		—	5,000	—	—	17,325	22,325	22,418

Other investments
Auction rate securities (a)	65,500	(f)	—	—	—	—	—	65,500	65,500
Municipal debt securities (b)	11,897		—	—	—	—	—	11,897	11,897

Notes payable
Senior Note (c)	—		—	—	—	13,000	—	13,000	12,160
Senior Note (c)	—		—	—	—	10,000	—	10,000	9,354
Contingent Payment Senior Note (d)	—		—	—	493	2,500	—	2,993	2,393
Secured Note, floating at LIBOR + 2.85% (e)	1,866		3,734	—	—	—	—	5,600	5,600

(a)	The weighted average interest rate was 3.90% at June 30, 2007.

(b)	The weighted average interest rate was 3.83% at June 30, 2007.

(c)	We have recorded the debt principal at a discount to reflect the below-market stated interest rate of these notes. We amortize the discount to interest expense so that the interest expense approximates our incremental borrowing rate. The weighted average interest rate was 6.70% at June 30, 2007.

(d)	The Contingent Payment Senior Note has a variable due date based upon distributions received from certain private equity funds. We have recorded the debt principal at a discount and amortize the discount to interest expense so that the interest expense on this non-interest bearing note approximates our incremental borrowing rate. The weighted average interest rate was 16.06% at June 30, 2007.

(e)	The weighted average interest rate was 8.63% at June 30, 2007.

(f)	Represents earlier of contractual maturity or repricing date, which we believe represents the interest rate risk inherent in the underlying instrument.

     As of December 31, 2006 (in thousands):

									Carrying
									Value
								Total	as of
	Expected Maturity Date							Principal	December 31,
	2007		2008	2009	2010	2011	Thereafter	Amount	2006
Inventory positions
Convertible bonds – long	$7,960		$17,877	$5,369	$2,000	$1,597	$60,678	$95,481	$111,773

Convertible bonds – short	—		—	—	—	3,450	18,374	21,824	22,610
U.S. Treasury securities – short	—		5,000	—	—	—	—	5,000	5,002

Total – short	—		5,000	—	—	3,450	18,374	26,824	27,612

Other investments
Auction rate securities (a)	49,400	(f)	—	—	—	—	—	49,400	49,400
Municipal debt securities (b)	22,125		—	—	—	—	—	22,125	22,125

Notes payable
Senior Note (c)	—		—	—	—	13,000	—	13,000	12,056
Senior Note (c)	—		—	—	—	10,000	—	10,000	9,274
Contingent Payment Senior Note (d)	373		—	—	1,544	2,500	—	4,417	3,536
Secured Note, floating at LIBOR + 2.85% (e)	3,733		3,734	—	—	—	—	7,467	7,467

(a)	The weighted average interest rate was 3.77% at December 31, 2006.

(b)	The weighted average interest rate was 5.20% at December 31, 2006.

(c)	We have recorded the debt principal at a discount to reflect the below-market stated interest rate of these notes. We amortize the discount to interest expense so that the interest expense approximates our incremental borrowing rate. The weighted average interest rate was 7.01% at December 31, 2006.

(d)	The Contingent Payment Senior Note has a variable due date based upon distributions received from certain private equity funds. We have recorded the debt principal at a discount and amortize the discount to interest expense so that the interest expense on this non-interest bearing note approximates our incremental borrowing rate. The weighted average interest rate was 6.94% at December 31, 2006.

(e)	The weighted average interest rate was 7.84% at December 31, 2006.

(f)	Represents earlier of contractual maturity or repricing date, which we believe represents the interest rate risk inherent in the underlying instrument.
Credit Risk
     Our broker-dealer subsidiary places and executes customer orders. The orders are then settled by unrelated clearing organizations that maintain custody of customers’ securities and provide financing to customers. The majority of our transactions, and consequently the concentration of our credit exposure, is with our clearing brokers. The clearing brokers are also the primary source of our short-term financing (securities sold, not yet purchased), which is collateralized by cash and securities owned by us and held by the clearing brokers. Our securities owned may be pledged by the clearing brokers. The amount receivable from/payable to the clearing brokers represents amounts receivable/payable in connection with the proprietary and customer trading activities. As of June 30, 2007 and December 31, 2006, our cash on deposit with the clearing brokers was not collateralizing any liabilities to the clearing brokers. In addition to the clearing brokers, we are exposed to credit risk from other brokers, dealers and other financial institutions with which we transact business.
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
     (b) Changes in internal controls. During the three months ended June 30, 2007 we made the following changes in our internal control over financial reporting:
     In conjunction with demonstrating compliance with Section 404 of the Sarbanes-Oxley Act by the end of 2007, we are in the process of assessing the effectiveness of our internal control over financial reporting. In particular, during the second quarter of 2007 we:
•	Continued to implement software that tracks the testing and adherence of internal controls;

•	Continued to carry out the evaluation and testing of the effectiveness of internal controls; and

•	Continued to formalize and enhance certain internal controls and the processes relating to those internal controls.
We have not completed this process, and in the course of evaluating and testing our internal control over financial reporting, management may identify deficiencies that would need to be addressed and remediated.
     There were no other changes in our internal control over financial reporting in the three months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     The following describes significant developments with respect to our litigation matters that occurred in the three months ended June 30, 2007, and through the filing date, and should be read in conjunction with our discussion set forth under (i) Note 16 — Commitments, Guarantees and Contingencies in Part VI, Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2006 and (ii) Note 12 — Commitments, Guarantees and Contingencies in Part I, Item 1 of our Quarterly Report on Form 10-Q for the three months ended March 31, 2007.
•	In re Openwave Systems Inc. Securities Litigation — Lawsuit Filed. We have been named as a defendant in a purported class action lawsuit filed in June 2007 in connection with a secondary offering of common stock by Openwave Systems’ in December 2005 where we acted as a co-manager. The complaint, filed in the United States District Court for the Southern District of New York alleges violations of federal securities laws against Openwave Systems, various officers and directors as well as Openwave Systems’ underwriters, including us, based on alleged misstatements and omissions in the disclosure documents for the offering. We deny liability in connection with this matter. We believes we have meritorious defenses to the action and intends to vigorously defend such action as it applies to us.

•	IRS Information Requests Relating to Tax Products — Matter Settled. As previously disclosed, we had received requests for information from the Internal Revenue Service, or IRS, regarding its referrals of clients to a third-party provider of tax products in 1999, 2000 and 2001. We cooperated with these requests and received an offer of settlement regarding this matter from the IRS. Subsequently, we engaged in discussions with the IRS regarding the settlement offer and ultimately settled this matter with the IRS in July 2007.
Item 1A. Risk Factors
     There are no material changes from the risk factors previously disclosed in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006.

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
     During the period beginning February 7, 2006 and ending June 30, 2007, the proceeds of our initial public offering were used as follows: (i) approximately $7.9 million was used to pay off notes payable, (ii) approximately $18.3 million was used to increase the capital of our broker-dealer subsidiary, Thomas Weisel Partners LLC, and (iii) $10.0 million was used to provide seed investment funds for new asset management products. As of June 30, 2007 approximately $30.0 million remains invested in municipal debt securities, auction rate securities and tax exempt money market funds. It is our expectation that the full amount of the proceeds of the offering will be used by us for general corporate purposes, including strategic acquisitions and investments.
     In March 2007, we repurchased 28,646 shares of our common stock in a private transaction at the purchase price of $16.09 per share for a total cost of approximately $0.5 million. In May 2007, we repurchased 30,000 shares of our common stock in a private transaction at the purchase price of $16.00 per share for a total cost of approximately $0.5 million. These repurchases were funded through cash and cash equivalents. The shares were retired upon repurchase.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     At our Annual Meeting of Shareholders held on May 23, 2007, our shareholders:
•	elected six directors to serve for terms expiring at our subsequent Annual Meeting of Shareholders;

•	approved a proposal to amend the Thomas Weisel Partners Group, Inc. Equity Incentive Plan; and

•	ratified the appointment of Deloitte & Touche LLP to serve as our independent registered public accounting firm for 2007.
     Further information regarding these matters is set forth in our 2007 Annual Proxy Statement, filed with the SEC on April 12, 2007.
     The table below shows the results of the shareholders’ voting:

	Votes	Votes	Votes Withheld/	Broker
	in Favor	Against	Abstentions	Non-Voted
Election of Directors:
Thomas W. Weisel	22,734,158	—	269,876	—
Matthew R. Barger	22,640,673	—	363,361	—
Michael W. Brown	22,951,960	—	52,074	—
B. Kipling Hagopian	21,896,960	—	1,107,074	—
Timothy A. Koogle	22,968,660	—	35,374	—
Michael G. McCaffery	22,968,660	—	35,374	—

Proposal to amend the Thomas Weisel Partners Group, Inc. Equity Incentive Plan	15,398,831	6,021,178	6,451	1,577,574

Ratification of independent registered public accounting firm	22,992,981	10,583	470	—
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

THOMAS WEISEL PARTNERS GROUP, INC.
Date: August 7, 2007	By:	/s/ Thomas W. Weisel
		Name:	Thomas W. Weisel
		Title:	Chairman and Chief Executive Officer

Date: August 7, 2007	By:	/s/ David A. Baylor
		Name:	David A. Baylor
		Title:	Chief Financial Officer

S-1

EXHIBIT INDEX

		Incorporated by Reference
Exhibit			File	Date of	Exhibit	Filed
Number	Exhibit Description	Form	Number	First Filing	Number	Herewith
2.1	Plan of Reorganization and Merger Agreement, dated as of October 14, 2005, by and among Thomas Weisel Partners Group LLC, Thomas Weisel Partners Group, Inc. and TWPG Merger Sub LLC	S-1/A	333-129108	12/13/2005	2.1

2.2	Agreement and Plan of Merger between Thomas Weisel Partners Group, Inc. and Thomas Weisel Partners Group LLC	10-K	000-51730	3/29/2006	2.2

3.1	Certificate of Incorporation	S-1	333-129108	10/19/2005	3.1

3.2	By-Laws	S-1	333-129108	10/19/2005	3.2

4.1	Form of Common Stock Certificate	10-K	000-51730	3/29/2006	4.1

4.2	Registration Rights Agreement	10-K	000-51730	3/29/2006	4.2

4.3	Warrant	10-K	000-51730	3/29/2006	4.3

10.1+	Amended and Restated Equity Incentive Plan	—	—	—	—	X

10.2	Amendments to the Fully Disclosed Clearing Agreement dated as of August 15, 2005 by and between National Financial Services LLC and Thomas Weise Partners LLC	—	—	—	—	X

10.3	Lease, dated as of June 30, 2007, between SP4 190 S. LASALLE, L.P. and Thomas Weisel Partners Group, Inc.	—	—	—	—	X

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	—	—	—	—	X

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	—	—	—	—	X

32.1	Section 1350 Certification of Chief Executive Officer	—	—	—	—	X

32.2	Section 1350 Certification of Chief Financial Officer	—	—	—	—	X

+	Indicates a management contract or a compensatory arrangement.
E-1