Form 10-Q
period 2007-09-30
Thomas Weisel Partners Group, Inc.
filed 2007-11-13
CIK 1340354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
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
     As of November 9, 2007 there were 25,552,710 shares of the registrant’s common stock outstanding.

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
     We maintain a public internet site at http://www.tweisel.com and make available free of charge through our internet site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also post on our website the charters for our Board of Directors’ Audit Committee, Compensation Committee, and Corporate Governance and Nominations Committee, as well as our Corporate Governance Guidelines, our Code of Conduct and Ethics governing our directors, officers and employees and other related materials. In addition, we post on our website, under “Investor Relations”, a link to a listing of our completed, filed and announced investment banking transactions. The information on our website is not part of this Quarterly Report.

     When we use the terms “Thomas Weisel Partners”, “we”, “us”, “our”, and the “firm” we mean Thomas Weisel Partners Group, Inc., a Delaware corporation, and its consolidated subsidiaries, taken as a whole, as well as any predecessor entities, unless the context otherwise indicates.

-ii-

Special Note Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q in Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections includes forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “intend” or “continue”, the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include expectations as to our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined in Part I, Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as well as the risks described in Part II, Item 1A — “Risk Factors” in this Quarterly Report on Form 10-Q. See “Where You Can Find More Information” on the preceding page.
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
     Forward-looking statements include, but are not limited to, the following:
•	Our statements in Part I, Item 1 — “Unaudited Condensed Consolidated Financial Statements” and in Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that we expect the closing of the acquisition of Westwind Partners to occur in January 2008.

•	Our statements in Part I, Item 1 — “Unaudited Condensed Consolidated Financial Statements” and in Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that, as of September 30, 2007, there was (i) $10.1 million of unrecognized compensation expense related to non-vested restricted stock unit awards made in connection with our initial public offering and that this cost is expected to be recognized over a weighted-average period of 1.3 years, and (ii) $20.4 million of unrecognized compensation expense related to non-vested restricted stock unit awards made subsequent to our initial public offering and that this cost is expected to be recognized over a weighted-average period of 3.4 years, in each case because these statements depend on estimates of employee attrition in the future.

•	Our statements in Part I, Item 1 — “Unaudited Condensed Consolidated Financial Statements” and in Part I, Item 3 — “Quantitative and Qualitative Disclosures About Market Risk” regarding the carrying value, fair value, applied discount and expected maturity date of our Contingent Payment Senior Note, because they are based on estimates regarding the term of repayment of such note, which estimates, in turn, are based on projected distribution events.

•	Our statement in Part I, Item 1 — “Unaudited Condensed Consolidated Financial Statements” that, with respect to an aggregate of $19.9 million of commitments we have made to unaffiliated funds, we currently anticipate transferring these investments and the related commitments to funds sponsored by us.

•	Our statement in Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that we believe that our current level of equity capital will be adequate to meet our liquidity and regulatory capital requirements for the next 12 months.

•	Our statement in Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that we do not currently anticipate that we will be able to achieve our target of maintaining our aggregate annual compensation and benefits expense within the range of 55% to 58% of net revenues.

•	Our statements in Part I, Item 1 — “Unaudited Condensed Consolidated Financial Statements” and in Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that we expect direct costs related to the acquisition of Westwind Partners to be approximately $2.2 million.

-iii-

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$86,700	$144,085
Restricted cash	6,718	6,468
Securities owned	183,764	137,033
Receivable from clearing brokers	5,029	—
Corporate finance and syndicate receivables—net of allowance for doubtful accounts of $552 and $7, respectively	10,111	20,076
Investments in partnerships and other securities	58,876	45,647
Other investments	90,637	73,427
Property and equipment—net	21,384	24,189
Receivables from related parties—net of allowance for doubtful loans of $1,217 and $2,507, respectively	4,124	2,966
Deferred tax assets—net of valuation allowance of $345 and $1,380, respectively	16,848	15,862
Other assets—net of allowance for doubtful accounts of $80 and $0, respectively	21,267	13,436

Total assets	$505,458	$483,189

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Securities sold, but not yet purchased	$131,376	$90,690
Payable to clearing brokers	—	6,159
Accrued compensation	15,412	37,721
Accrued expenses and other liabilities	45,612	49,066
Capital lease obligations	101	166
Notes payable	28,191	32,333

Total liabilities	220,692	216,135

Shareholders’ Equity:
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 25,547,611 and 25,754,167 shares issued and outstanding, respectively	255	258
Additional paid-in capital	358,716	352,299
Accumulated deficit	(74,005)	(85,208)
Accumulated other comprehensive loss, net of benefits	(200)	(295)

Total shareholders’ equity	284,766	267,054

Total liabilities and shareholders’ equity	$505,458	$483,189

See accompanying notes to unaudited condensed consolidated financial statements.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Investment banking	$25,542	$22,228	$94,439	$86,878
Brokerage	30,344	30,682	85,426	94,845
Asset management	6,714	4,123	26,711	16,459
Interest income	3,799	4,197	12,686	9,471
Other revenue	—	—	920	—

Total revenues	66,399	61,230	220,182	207,653
Interest expense	(2,687)	(3,110)	(8,042)	(7,822)

Net revenues	63,712	58,120	212,140	199,831

Expenses excluding interest:
Compensation and benefits	38,304	33,648	119,689	110,983
Brokerage execution, clearance and account administration	5,287	4,441	14,970	17,525
Communications and data processing	4,642	3,958	13,794	12,525
Depreciation and amortization	1,536	2,117	4,781	6,598
Marketing and promotion	3,868	2,817	10,523	8,509
Occupancy and equipment	5,134	5,524	13,835	13,787
Other expense	7,055	4,182	17,351	13,482

Total expenses excluding interest	65,826	56,687	194,943	183,409

Income (loss) before taxes	(2,114)	1,433	17,197	16,422
Provision for taxes (tax benefit)	(1,314)	(119)	5,994	(9,759)

Net income (loss)	(800)	1,552	11,203	26,181

Preferred dividends and accretion:
Class D redeemable convertible shares	—	—	—	(710)
Class D-1 redeemable convertible shares	—	—	—	(380)
Accretion of Class C redeemable preference shares	—	—	—	(518)

Net income (loss) attributable to common shareholders and to Class A, B and C shareholders	$(800)	$1,552	$11,203	$24,573

Earnings (loss) per share:
Basic earnings (loss) per share	$(0.03)	$0.06	$0.43	$1.05
Diluted earnings (loss) per share	$(0.03)	$0.06	$0.42	$1.03

Weighted average shares used in computation of per share data:
Basic weighted average shares outstanding	26,196	25,839	26,188	23,377
Diluted weighted average shares outstanding	26,196	26,218	26,539	23,913

Pro forma, as adjusted:*
Pro forma net revenues				$199,693
Pro forma income before taxes				16,284
Pro forma tax benefit				(8,326)
Pro forma net income				24,610
Pro forma preferred dividends and accretion				—
Pro forma net income attributable to common shareholders and to Class A, B and C shareholders				24,610

Pro forma earnings per share:
Pro forma basic earnings per share				$1.05
Pro forma diluted earnings per share				$1.03

Pro forma weighted average shares used in the computation of per share data:
Pro forma basic weighted average shares outstanding				23,377
Pro forma diluted weighted average shares outstanding				23,913

*	See Note 16 – Pro Forma, As Adjusted to the unaudited condensed consolidated financial statements.
See accompanying notes to unaudited condensed consolidated financial statements.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other	Total	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders’	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Equity	Income
Balance, December 31, 2006	25,754	$258	$352,299	$(85,208)	$(295)	$267,054	$—
Net income	—	—	—	11,203	—	11,203	11,203
Currency translation adjustment	—	—	—	—	95	95	95
Share-based compensation expense	—	—	9,058	—	—	9,058	—
Excess tax benefits from share-based compensation	—	—	19	—	—	19	—
Vested and delivered restricted stock units	43	—	—	—	—	—	—
Repurchase or reacquisition of common stock	(249)	(3)	(2,660)	—	—	(2,663)	—

Balance, September 30, 2007	25,548	$255	$358,716	$(74,005)	$(200)	$284,766	$11,298

See accompanying notes to unaudited condensed consolidated financial statements.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$11,203	$26,181
Non-cash items included in net income:
Depreciation and amortization of property and equipment	4,781	6,598
Share-based compensation expense	9,209	5,197
Excess tax benefits from share-based compensation	(19)	—
Deferred tax benefit	(986)	(14,708)
Provision for doubtful accounts	625	170
Provision (credit) for facility lease loss	(208)	2,990
Deferred rent expense	(533)	(314)
Unrealized and realized gains on partnership and other investments—net	(14,276)	(6,600)
Other	828	734
Net effect of changes in operating assets and liabilities:
Cash segregated under Federal or other regulations	(250)	4,049
Securities owned and securities sold, but not yet purchased—net	(6,045)	(67,688)
Corporate finance and syndicate receivables—net	9,420	1,435
Distributions from investment partnerships	7,250	12,553
Other assets	(10,471)	(2,200)
Receivable from/payable to clearing brokers—net	(11,188)	22,705
Accrued expenses and other liabilities	(7,046)	1,552
Payables to customers	—	(3,286)
Accrued compensation	(22,460)	(23,172)

Net cash used in operating activities	(30,166)	(33,804)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,846)	(2,372)
Partnership investments purchased	(2,019)	(4,205)
Purchases of other investments	(112,143)	(157,505)
Proceeds from sale of other investments	94,910	59,244

Net cash used in investing activities	(21,098)	(104,838)

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of capital lease obligation	(65)	(248)
Addition of notes payable	25,000	—
Repayments of notes payable	(29,833)	(16,279)
Proceeds from issuance of common stock—net of expenses	—	142,534
Excess tax benefits from share-based compensation	19	—
Repurchase and retirement of common stock	(1,242)	(183)
Contributions from members	—	283
Distributions to members	—	(6,465)
Withdrawals of capital	—	(1,581)

Net cash (used in) provided by financing activities	(6,121)	118,061

NET DECREASE IN CASH AND CASH EQUIVALENTS	(57,385)	(20,581)
CASH AND CASH EQUIVALENTS—Beginning of period	144,085	90,193

CASH AND CASH EQUIVALENTS—End of period	$86,700	$69,612

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$7,213	$3,067

Cash paid for taxes	$14,270	$7,311

Non-cash financing activities:
Issuance of common shares and warrant for Class C, D and D-1 redeemable convertible preference shares	$—	$194,581

Issuance of senior notes for Class D and D-1 redeemable convertible preference shares	$—	$29,728

See accompanying notes to unaudited condensed consolidated financial statements.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
Organization
     Thomas Weisel Partners Group, Inc., a Delaware corporation, together with its subsidiaries (collectively, the “Firm”), is an investment banking firm headquartered in San Francisco. The Firm operates and is managed as a single operating segment providing investment services that include securities brokerage, investment banking, research and asset management. The Firm operates on an integrated basis to best meet the needs of its clients.
     The Firm primarily conducts its securities brokerage, investment banking and research business through Thomas Weisel Partners LLC (“TWP”). TWP is a registered broker-dealer under the Securities Exchange Act of 1934, is a member of the New York Stock Exchange, Inc. (“NYSE”), American Stock Exchange and FINRA, the Financial Industry Regulatory Authority (successor to the National Association of Securities Dealers, Inc. or the NASD) and is also a registered introducing broker under the Commodity Exchange Act and member of the National Futures Association. TWP introduces on a fully disclosed basis its proprietary and customer securities transactions to other broker-dealers for clearance and settlement. TWP conducts certain brokerage activities through its subsidiaries, Thomas Weisel International Private Limited (“TWIPL”), a company formed under the laws of India, and Thomas Weisel Partners International Limited (“TWPIL”), a company located in the U.K.
     The Firm primarily conducts its asset management business through Thomas Weisel Capital Management LLC (“TWCM”), a registered investment adviser under the Investment Advisers Act of 1940, which is a general partner of a series of investment funds in venture capital and fund of funds through the following subsidiaries (the “Asset Management Subsidiaries”):
•	Thomas Weisel Global Growth Partners LLC (“TWGGP”), a registered investment adviser under the Investment Advisers Act of 1940, which provides fund management and private investor access to venture and growth managers. TWGGP also manages investment funds that are active buyers of secondary interests in private equity funds, as well as portfolios of direct interests in venture-backed companies;

•	Thomas Weisel Healthcare Venture Partners LLC (“TWHVP”), the managing general partner of a venture capital fund that invests in the emerging life sciences and medical technology sectors, including medical devices, specialty pharmaceuticals, emerging biopharmaceuticals, drug delivery technologies and biotechnology;

•	Thomas Weisel India Opportunity LLC (“TWIO”), the managing general partner of a fund of funds targeting venture capital and private equity funds primarily investing in growth businesses in India; and

•	Thomas Weisel Venture Partners LLC (“TWVP”), the managing general partner of an early stage venture capital fund that invests in emerging information technology companies.
Initial Public Offering and Reorganization Transactions
     Thomas Weisel Partners Group, Inc. completed its initial public offering on February 7, 2006 in which it issued and sold 4,914,440 shares of common stock. The Firm’s net proceeds from the initial public offering were $66.2 million.
     In connection with the closing of the initial public offering, a number of reorganization transactions were carried out in order to cause Thomas Weisel Partners Group, Inc. to succeed to the business of Thomas Weisel Partners Group LLC. In the reorganization transactions, the members of Thomas Weisel Partners Group LLC received shares of common stock of Thomas Weisel Partners Group, Inc. and, in the case of holders of Class D and D-1 shares, received additional consideration in the form of notes and a warrant of Thomas Weisel Partners Group, Inc., in exchange for all of their membership interests and shares of redeemable convertible preference stock of Thomas Weisel Partners Group LLC. The notes that certain members received resulted in $33 million of additional debt for the Firm, recorded at the date of issuance at the estimated fair value of the debt of $29.7 million. See Note 9 – Notes Payable for details on the notes issued and Note 10 – Earnings Per Share for details on the warrant issued.
Follow-On Offering
     On May 23, 2006, Thomas Weisel Partners Group, Inc. completed a follow-on offering in which it issued and sold 3,581,902 shares of its common stock. The Firm received net proceeds from the sale of shares of common stock in this follow-on offering of $76.0 million. In addition, as part of the follow-on offering, selling shareholders sold 2,570,598 shares of common stock, the proceeds of which were not received by the Firm. As of September 30, 2007 there were 25,547,611 shares of common stock of Thomas Weisel Partners Group, Inc. outstanding.

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
     The condensed consolidated financial statements and these notes are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The condensed consolidated statements of operations may not be indicative of future results.
     These condensed consolidated financial statements should be read in conjunction with the Firm’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2006.
NOTE 2 – ANNOUNCEMENT OF ACQUISITION
     In October 2007, the Firm announced the signing of an agreement to acquire Westwind Partners (“Westwind”), a full service, institutionally oriented, independent investment bank focused on the energy and mining sectors. Westwind, which was founded in 2002 and is headquartered in Toronto, has additional offices in Calgary, Montreal and London and has approximately 100 employees. Under the agreement, the Firm will indirectly acquire all of Westwind’s outstanding shares and Westwind will become an indirect subsidiary of the Firm.
     The purchase price is approximately $155 million, which consists of $45 million in cash, 7,009,112 shares of the Firm’s common stock valued at $15.35 per share (based on the average closing price over a five day period starting two days prior to the acquisition announcement date of October 1, 2007 and ending two days after the announcement date) and direct acquisition costs estimated to be $2.2 million consisting primarily of legal, accounting and advisory fees. Common stock includes exchangeable shares, which are shares of a Canadian subsidiary of the Firm that are exchangeable for shares of the Firm’s common stock.
     As of September 30, 2007, the Firm had incurred approximately $1.4 million of direct acquisition costs which have been included in other assets on its condensed consolidated statements of financial condition.
     Closing of the transaction is expected to occur in January 2008 and is subject to customary closing conditions, including regulatory approvals and approval by the Firm’s shareholders.
NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS
     Interpretation No. 48 – “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN No. 48”). In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN No. 48 which prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Firm adopted FIN No. 48 as of January 1, 2007. The adoption of FIN No. 48 did not have a material impact on the Firm’s condensed consolidated statements of financial condition, operations and cash flows.
     Statement of Financial Accounting Standards No. 157 – “Fair Value Measurements” (“SFAS No. 157”). In September 2006, the FASB issued SFAS No. 157 which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The primary focus of this statement is to increase consistency and comparability in fair value measurements, as well as provide better information about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements and the effect fair value measurements have on earnings for the period, if any. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Firm is currently evaluating the impact, if any, that the adoption of SFAS No. 157 will have on its condensed consolidated statements of financial condition, operations and cash flows.
     Statement of Financial Accounting Standards No. 159 – “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). In February 2007, the FASB issued SFAS No. 159 which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Firm is currently evaluating the impact, if any, that the adoption of SFAS No. 159 will have on its condensed consolidated statements of financial condition, operations and cash flows.
NOTE 4 — SHAREHOLDERS’ EQUITY
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
Income Attributable to Class A, B and C Shareholders
     The Firm’s net income for the nine months ended September 30, 2006 is shown after deducting the guaranteed return to Class A shareholders included in compensation and benefits expense for the period from January 1, 2006 to February 7, 2006. The Firm deducted all preferred returns payable from net income, including preferred dividends payable to Class D and D-1 shareholders and accretion of Class C shares, to arrive at net income attributable to Class A, B and C shareholders for the nine months ended September 30, 2006.
NOTE 5 — SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED
     Securities owned and securities sold, but not yet purchased are as follows (in thousands):

	September 30, 2007		December 31, 2006
		Sold, But		Sold, But
		Not Yet		Not Yet
	Owned	Purchased	Owned	Purchased
Equity securities	$19,133	$111,583	$25,260	$63,078
Convertible bonds	164,631	9,658	111,773	22,610
U.S. Treasury securities	—	10,135	—	5,002

Total securities owned and securities sold, but not yet purchased	$183,764	$131,376	$137,033	$90,690

     At September 30, 2007 and December 31, 2006, securities sold, but not yet purchased are collateralized by securities owned that are held at the Firm’s clearing brokers.
     Convertible bonds include certain securities that are not readily marketable. These are investment securities that cannot be publicly offered or sold unless registration has been affected under the Securities Act of 1933. The estimated fair value of the securities not readily marketable included in the convertible bonds owned is approximately $5.0 million and zero at September 30, 2007 and December 31, 2006, respectively. The estimated fair value of the securities not readily marketable included in the convertible bonds sold, but not yet purchased is approximately zero and $8.6 million at September 30, 2007 and December 31, 2006, respectively.

NOTE 6 — INVESTMENTS IN PARTNERSHIPS AND OTHER SECURITIES
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
NOTE 7 — OTHER INVESTMENTS
     Other investments consist of investments with maturities greater than three months from the purchase date and are recorded at market prices as follows (in thousands):

	September 30,	December 31,
	2007	2006
Auction rate securities	$78,750	$49,400
Municipal debt securities	11,887	22,125
Equity securities	—	1,902

Total other investments	$90,637	$73,427

     The auction rate securities represent short-term municipal securities of high investment grade rating, interest on which is exempt from Federal income tax.
NOTE 8 — RELATED PARTY TRANSACTIONS
     Receivables from related parties consist of the following (in thousands):

	September 30,	December 31,
	2007	2006
Co-Investment Fund loans to employees and former employees	$4,376	$4,390
Employee loans and other related party receivables	965	1,083
Less: Allowance for doubtful loans	(1,217)	(2,507)

Total receivables from related parties	$4,124	$2,966

Related Party Loans
     Co-Investment Funds — In 2000 and 2001 the Firm established an investment program for employees wherein employees who qualified as accredited investors were able to contribute up to 4% of their compensation to private equity funds (the “Co-Investment Funds”). The Co-Investment Funds were established solely for employees of the Firm and invested side-by-side with the Firm’s affiliates, Thomas Weisel Capital Partners, L.P. (a private equity fund formerly managed by the Firm) and Thomas Weisel Venture Partners L.P. As part of this program, the Firm made loans to employees for capital contributions to the Co-Investment Funds in amounts up to 400% of employees’ contributions. The Firm holds as collateral the investment in the Co-Investment Funds and establishes a reserve that reduces the carrying value of the receivable to the fair value of the collateralized ownership interest of the employees and former employees in the Co-Investment Funds. The Firm discontinued the investment program for employees in 2002. During the three and nine months ended September 30, 2007, the Co-Investment Funds did not make any distributions. During the three and nine months ended September 30, 2006, the Co-Investment Funds distributed $0.1 million and $1.8 million, respectively, which was credited towards repayment of loans to employees.
     Employee Loans — The Firm from time to time prior to its initial public offering made unsecured loans to its employees. These loans were not part of a Firm program, but were made as a matter of course. The Firm previously established a reserve for the face value of these loans. In June 2007, two employees entered into agreements with the Firm that provide for repayment of their loans by December 31, 2008. The agreements provide for repayment of the loans from funds generated through repurchase by the Firm of shares of the Firm’s common stock held by the employees if the loans have not already been paid. As a result of these agreements, the Firm reversed the previously established reserve of $790,000, which is included in other expense in the condensed consolidated statements of operations for the nine months ended September 30, 2007.
Other Related Party Transactions
     The Firm provides personal office services to Mr. Weisel, its Chairman and Chief Executive Officer. Beginning January 1, 2006, the Firm reached an agreement with Mr. Weisel that he would reimburse the Firm for out-of-pocket expenses the Firm incurs for these services. Amounts incurred by the Firm for these services for the three months ended September 30, 2007 and 2006 were approximately $87,000 and $58,000, respectively. Amounts incurred by the Firm for these services for the nine months ended September 30, 2007 and 2006 were approximately $249,000 and $180,000, respectively.
     In addition, Mr. Weisel and certain other employees of the Firm from time to time use an airplane owned by Ross Investments Inc., an entity wholly owned by Mr. Weisel, for business travel. The Firm and Ross Investments Inc. have adopted a time-sharing agreement in accordance with Federal Aviation Regulation 91.501 to govern the Firm’s use of the Ross Investments Inc. aircraft, pursuant to which the Firm reimburses Ross Investments Inc. for the travel expenses in an amount generally comparable to the expenses the Firm would have incurred for business travel on commercial airlines for similar trips. For the three months ended September 30, 2007 and 2006, the Firm paid approximately $57,000 and $28,000, respectively, to Ross Investments Inc. on account of such expenses. For the nine months ended September 30, 2007 and 2006 the Firm paid $131,000 and $394,000, respectively, to Ross Investments Inc. on account of such expenses. These amounts are included in marketing and promotion expense within the condensed consolidated statements of operations.
     In September 2007, we entered into an amendment to our Employment Agreement with Mr. Weisel. The amendment alters the timing of certain payments that may become due to Mr. Weisel thereunder upon a termination of his employment by deferring such payments until six months following any such termination. A copy of this amendment has been filed as an exhibit to this Quarterly Report on Form 10-Q.
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
NOTE 9 — NOTES PAYABLE
     Notes payable consists of the following (in thousands):

	September 30, 2007		December 31, 2006
	Principal Amount	Carrying Amount	Principal Amount	Carrying Amount
Senior Note, floating mid-term AFR + 2.25% (a)	$13,000	$12,213	$13,000	$12,056
Senior Note, floating mid-term AFR + 2.25% (a)	10,000	9,395	10,000	9,274
Contingent Payment Senior Note, non interest bearing (b)	2,384	1,916	4,417	3,536
Secured Note, floating at LIBOR + 2.85% (c)	4,667	4,667	7,467	7,467

Total notes payable	$30,051	$28,191	$34,884	$32,333

(a)	The Firm has recorded the debt principal at a discount to reflect the below-market stated interest rate of these notes at inception. The Firm amortizes the discount to interest expense so that the interest expense approximates the Firm’s incremental borrowing rate.

(b)	The Contingent Payment Senior Note has a variable due date based upon distributions received from certain private equity funds. The Firm has recorded the debt principal at a discount and amortizes the discount to interest expense so that the interest expense on this non-interest bearing note approximates the Firm’s incremental borrowing rate. During the three months ended September 30, 2007 and 2006, the Firm received $0.6 million and $1.5 million in distributions that were used to repay principal on this note. During the nine months ended September 30, 2007 and 2006, the Firm received $2.0 million and $5.6 million in distributions that were used to repay principal on this note.

(c)	Amounts are due in equal monthly installments through December 2008. The note is secured by all the fixed assets and leasehold improvements of the Firm.
     As of September 30, 2007 and December 31, 2006, the fair value for each of the notes payable presented above approximates the carrying value as of September 30, 2007 and December 31, 2006, respectively.

     In May 2007, the Firm entered into a $25.0 million temporary subordinated loan at an interest rate of LIBOR plus 2.0%. The Firm repaid this loan in May 2007. The Firm incurred interest expense of approximately $81,000 in connection with this loan during the nine months ended September 30, 2007.
     During the three and nine months ended September 30, 2006, the Firm incurred a commitment fee of 1.0% on a $40.0 million subordinated borrowing facility. This facility, which was not drawn on during the nine months ended September 30, 2006, was terminated by the Firm in November 2006.
     The weighted-average interest rate for notes payable was 8.25% and 7.23% at September 30, 2007 and December 31, 2006, respectively.
     Scheduled principal payments for notes payable at September 30, 2007 are as follows (in thousands):

Remainder of 2007	$933
2008	3,734
2009	—
2010	—
2011	25,384
Thereafter	—

Total	$30,051

NOTE 10 — EARNINGS PER SHARE
     The Firm calculates its basic and diluted earnings per share in accordance with SFAS No. 128, Earnings per Share. Diluted shares outstanding for the three and nine months ended September 30, 2007 and 2006 are calculated including the effect of the dilutive instruments. The Firm uses the treasury stock method to reflect the potential dilutive effect of the unvested restricted stock units, the warrant and unexercised stock options.
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
     The following table represents the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income (loss)	$(800)	$1,552	$11,203	$26,181
Less: Preferred dividends and accretion	—	—	—	1,608

Net income (loss) attributable to common shareholders and to Class A, B and C shareholders	$(800)	$1,552	$11,203	$24,573

Basic weighted average shares outstanding	26,196	25,839	26,188	23,377
Effect of dilutive securities:
Weighted average restricted stock units	—	362	287	440
Weighted average warrant	—	17	64	96

Diluted weighted average shares outstanding	26,196	26,218	26,539	23,913

Earnings (loss) per share:
Basic earnings (loss) per share	$(0.03)	$0.06	$0.43	$1.05
Diluted earnings (loss) per share	$(0.03)	$0.06	$0.42	$1.03

     Potential dilutive shares consist of the incremental common stock issuable for outstanding restricted stock units, stock options and a warrant (both vested and non-vested) using the treasury stock method. Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. The anti-dilutive stock options totaled 85,216 for the three and nine months ended September 30, 2007 and totaled 32,831 for the three and nine months ended September 30, 2006. The anti-dilutive warrant totaled 486,486 shares for the three months ended September 30, 2007.
NOTE 11 — SHARE-BASED COMPENSATION
     On January 27, 2006 the Board approved and the Firm adopted the Thomas Weisel Partners Group, Inc. Equity Incentive Plan (the “Equity Incentive Plan”) which provides for the awards of non-qualified and incentive stock options, restricted stock and restricted stock units and other share-based awards to officers, directors, employees, consultants and advisors of the Firm. Initially, the Equity Incentive Plan provided for the issuance of up to a maximum of 5,000,000 shares. At the Firm’s Annual Meeting of Shareholders on May 23, 2007, the Firm’s shareholders approved an amendment to the Equity Incentive Plan to increase the maximum number of shares that may be issued thereunder by 1,150,000 shares. As a result, the total number of shares issuable under the plan is 6,150,000 shares. Awards of stock options and restricted stock units under the Equity Incentive Plan reduce the number of shares available for future issuance. The number of shares available for future issuance under the Equity Incentive Plan at September 30, 2007 is approximately 3,081,000 shares.
     The Firm accounts for share-based compensation at fair value, in accordance with provisions under SFAS No. 123(R), Share-Based Payment.
Stock Options
     The Equity Incentive Plan provides for the grant of non-qualified or incentive stock options (“options”) to officers, directors, employees, consultants and advisors for the purchase of newly issued shares of the Firm’s common stock at a price determined by the Compensation Committee (the “Committee”) of the Board at the date the option is granted. Under the Equity Incentive Plan, options vest and are exercisable ratably over a four-year period from the date the option is granted (although, in accordance with the terms of the Firm’s Equity Incentive Plan, options granted to non-employee directors as regular director’s compensation have no minimum vesting period) and expire within ten years from the date of grant. The exercise prices, as determined by the Committee, cannot be less than the fair market value of the shares on the grant date. Certain options provide for accelerated vesting upon a change in control determinable by the Committee.
     The fair value of each option award is estimated on the date of grant using a Black-Scholes Merton option pricing model with the following weighted-average assumptions:

	Nine Months Ended
	September 30,
	2007	2006
Expected volatility	47.46%	35.00%
Expected term (in years)	5.00	6.25
Risk-free interest rate	4.71%	4.71%
Dividend yield	—%	—%
Weighted-average grant date fair value	$8.59	$9.90

     A summary of option activity under the Equity Incentive Plan for the nine months ended September 30, 2007 is presented below:

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value
			(in years)	(in thousands)
Outstanding, December 31, 2006	32,831	$22.70	9.23	$—

Granted	52,385	18.09	10.00
Exercised	—	—	—
Cancelled	—	—	—
Expired	—	—	—

Outstanding, September 30, 2007	85,216	$19.87	9.20	$—

Exercisable, September 30, 2007	64,697	$18.97	9.42	$—

     As of September 30, 2007, there were 64,697 options vested. The Firm has assumed that there will be no forfeitures of the non-vested options outstanding as of September 30, 2007 and therefore expects the total amount to vest over their remaining vesting period.
     As of September 30, 2007 the total unrecognized compensation expense related to non-vested options was approximately $0.2 million. This cost is expected to be recognized over a weighted-average period of 2.5 years.
     The Firm recorded $20,000 in non-cash expense in both the three months ended September 30, 2007 and 2006, respectively, with respect to options. The Firm recorded $0.5 million and $52,000 in non-cash expense for the nine months ended September 30, 2007 and 2006, respectively, with respect to options.
     The Firm will issue new shares of common stock upon exercise of stock options.
Restricted Stock Units
     A summary of non-vested restricted stock unit activity for the nine months ended September 30, 2007 is presented below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, December 31, 2006	1,897,485	$15.13
Issued	1,499,350	18.04
Vested	(595,355)	15.08
Cancelled	(423,080)	16.49

Non-vested, September 30, 2007	2,378,400	$16.73

     The fair value of the shares vested during the three and nine months ended September 30, 2007 was $0.6 million and $11.0 million, respectively. The fair value of the shares vested during both the three and nine months ended September 30, 2006 was $0.3 million.
     As of September 30, 2007 there was $30.5 million of total unrecognized compensation expense related to non-vested restricted stock unit awards. This cost is expected to be recognized over a weighted-average period of 2.6 years.
     The Firm recorded $3.3 million and $9.2 million in non-cash compensation expense for the three and nine months ended September 30, 2007, respectively, with respect to grants of restricted stock units. The Firm recorded $2.2 million and $5.2 million in non-cash compensation expense for the three and nine months ended September 30, 2006, respectively, with respect to grants of restricted stock units.

NOTE 12 — INCOME TAXES
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
     During the three months ended March 31, 2006, the Firm recognized a one-time tax benefit upon conversion to a corporation in connection with the establishment of its deferred tax asset balances, partially offset by a valuation allowance. The valuation allowance was recorded because management at that time, concluded that a portion of the deferred tax benefit, which resulted from unrealized capital losses, more likely than not would not be realized due to the uncertainty of the Firm’s ability to generate future capital gains to offset such capital losses.
     During the three months ended March 31, 2007, the Firm determined that, due to realized and previously unanticipated expected future capital gains, the valuation allowance would be reduced to zero. As a result the Firm recognized deferred tax benefits during 2007 resulting in 16.3% and 6.0% reductions in the effective tax rates for the three and nine months ended September 30, 2007, respectively. The expected future capital gains were realized during the six months ended June 30, 2007.
     The Firm’s effective tax rate for the three and nine months ended September 30, 2007 was 62.2% and 34.9%, respectively. The effective tax rate for the three and nine months ended September 30, 2006 was (8.3)% and (59.4)%, respectively. The increase in the Firm’s effective tax rate from the prior-year periods is primarily due the one-time tax benefit in 2006 as discussed above.
     The Firm does not provide for distribution taxes on the undistributed earnings of its foreign subsidiaries as the Firm intends to reinvest such earnings indefinitely.
NOTE 13 — COMMITMENTS, GUARANTEES AND CONTINGENCIES
Commitments
Lease Commitments
     The Firm leases office space and computer equipment under noncancelable operating leases which extend to 2016 and which may be extended as prescribed under renewal options in the lease agreements. The Firm has entered into several noncancelable sub-lease agreements for certain facilities or floors of facilities which are co-terminus with the Firm’s lease for the respective facilities or floors of facilities. Facility and computer equipment lease expenses charged to operations for the three months ended September 30, 2007 and 2006 was $4.2 million and $3.2 million, respectively. Facility and computer equipment lease expenses charged to operations for the nine months ended September 30, 2007 and 2006 was $11.1 million and $9.5 million, respectively.
     The Firm signed a forbearance agreement with the lessor of certain office space it occupies in San Francisco that provided a reduction in the rent payments from November 1, 2003 to October 31, 2005. There were certain non-financial and financial events that would automatically terminate the forbearance agreement, requiring the Firm to reimburse the forbearance amount of $3.3 million to the lessor. The most significant terminating events included the Firm merging with another entity, recording annual revenues greater than $316 million or recording pre-tax income equal to or greater than $40 million, in each case prior to the end of the original lease term in 2010. During the three months ended September 30, 2007, the Firm and the lessor entered into an amendment to the lease agreement whereby the contingent forbearance amount would be removed in exchange for a total fee of $1.3 million. During the three months ended September 30, 2007, $0.3 million of the total fee is included in occupancy and equipment expense on the condensed consolidated statements of operations as this portion of the payment relates to office space no longer occupied by the Firm. The remaining $1.0 million of the total fee will be expensed over the remaining life of the original lease agreement.

Fund Capital Commitments
     At September 30, 2007, the Firm and the Firm’s Asset Management Subsidiaries had commitments to invest an additional $3.7 million into affiliated investment partnerships. Such commitments may be satisfied by direct investments and are generally required to be made as investment opportunities are identified by the underlying partnerships. The Firm and the Firm’s Asset Management Subsidiaries’ commitments at September 30, 2007 are as follows (in thousands):

Global Growth Partners I	$887
Global Growth Partners II	870
Tailwind Capital Partners	985
Thomas Weisel Healthcare Venture Partners	581
Thomas Weisel India Opportunity Fund	379
Thomas Weisel Venture Partners	35

Total Fund Capital Commitments	$3,737

     In addition to the above commitments, in March 2007, the Firm committed $5.0 million to an investment in an unaffiliated fund. This commitment may be called in full at any time. During the three and nine months ended September 30, 2007, this unaffiliated fund called $0.2 million and $0.7 million, respectively, of this commitment. The remaining unfunded portion of this commitment as of September 30, 2007 is $4.3 million. The Firm currently anticipates transferring this investment and the related commitment to a fund sponsored by the Firm in exchange for its contributed capital through the date of transfer. This commitment is not reflected in the table above.
     In April 2007, the Firm committed $10.0 million to an investment in an unaffiliated fund. This commitment may be called in full at any time. During the three and nine months ended September 30, 2007, this unaffiliated fund called $0.3 million of this commitment. The remaining unfunded portion of this commitment as of September 30, 2007 is $9.7 million. The Firm currently anticipates transferring this investment and the related commitment to a fund sponsored by the Firm in exchange for its contributed capital through the date of transfer. This commitment is not reflected in the table above.
     In July 2007, the Firm also committed $4.9 million to an investment in an unaffiliated fund. This commitment may be called in full at any time. The Firm currently anticipates transferring this investment and the related commitment to a fund sponsored by the Firm. This commitment is not reflected in the table above.
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
Guaranteed Compensation
     Consistent with practice in prior years, guaranteed compensation agreements were entered into during the three and nine months ended September 30, 2007. These obligations are being accrued ratably over the service period of the agreements. Total unaccrued obligations at September 30, 2007 for services to be provided subsequent to September 30, 2007 were $10.9 million, of which $0.3 million, $7.0 million and $3.6 million is to be paid in 2007, 2008 and 2009, respectively.
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
     In re Openwave Systems Inc. Securities Litigation — The Firm has been named as a defendant in a purported class action lawsuit filed in June 2007 in connection with a secondary offering of common stock by Openwave Systems’ in December 2005 where the Firm acted as a co-manager. The complaint, filed in the United States District Court for the Southern District of New York alleges violations of Federal securities laws against Openwave Systems, various officers and directors as well as Openwave Systems’ underwriters, including the Firm, based on alleged misstatements and omissions in the disclosure documents for the offering. The underwriters’ motion to dismiss was granted in October 2007, however, the plaintiffs may appeal the dismissal. The Firm believes it has meritorious defenses to the action and intends to vigorously defend such action as it applies to the Firm.
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
     In re Netlist, Inc. Securities Litigation — The Firm has been named as a defendant in an amended complaint for a purported class action lawsuit filed in November 2007 in connection with the initial public offering of Netlist in November 2006 where the Firm acted as a lead manager. The amended complaint, filed in the United States District Court for the Central District of California, alleges violations of federal securities laws against Netlist, various officers and directors as well as Netlist’s underwriters, including the Firm, based on alleged misstatements and omissions in the disclosure documents for the offering. The complaint essentially alleges that the registration statement relating to Netlist’s initial public offering was materially false and misleading. The Firm denies liability in connection with this matter. The Firm believes it has meritorious defenses to the action and intends to vigorously defend such action as it applies to the Firm.
Other Matters
     FINRA Review of Autex Blockdata Reporting — On August 8, 2006, the Firm received an inquiry letter from FINRA (successor to the NASD), indicating that it was reviewing the Firm’s reporting of advertised trading volume through the Autex Blockdata system with respect to a particular transaction on a specified trading day in the third quarter of 2005 and requesting information and documentation relating to that transaction and the Firm’s policies and procedures with respect to reporting advertised volume through the Autex Blockdata system. Subsequently, in September 2006, the FINRA published a Notice to Members regarding the communication of accurate information to services that communicate trading data to the marketplace. On November 27, 2006, FINRA advised the Firm by letter it had made a preliminary determination to recommend disciplinary action based upon a violation of the NASD’s rules. Since that time, the Firm and other industry participants have engaged in discussions with FINRA staff regarding Autex Blockdata reporting activity. These and other discussions may resolve the matter without formal enforcement action, however, if FINRA were to continue to pursue an enforcement action against the Firm, the Firm could be liable for monetary penalties or other enforcement remedies.
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
Settled Matters
     IRS Information Requests Relating to Tax Products — As previously disclosed, we had received requests for information from the Internal Revenue Service, or IRS, regarding its referrals of clients to a third-party provider of tax products in 1999, 2000 and 2001. We cooperated with these requests and received an offer of settlement regarding this matter from the IRS. Subsequently, we engaged in discussions with the IRS regarding the settlement offer and ultimately settled this matter with the IRS in July 2007. The settlement amount was paid during the three months ended September 30, 2007.

NOTE 14 — FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK, CREDIT RISK OR MARKET RISK
Concentration of Credit Risk and Market Risk
     The majority of TWP’s transactions, and consequently the concentration of its credit exposure, is with its clearing brokers. The clearing brokers are also the primary source of short-term financing for both securities purchased and securities sold, not yet purchased by the Firm. TWP’s securities owned may be pledged by the clearing brokers. The amount receivable from or payable to the clearing brokers in the Firm’s condensed consolidated statements of financial condition represents amounts receivable or payable in connection with the trading of proprietary positions and the clearance of customer securities transactions. As of September 30, 2007 and December 31, 2006, TWP’s cash on deposit with the clearing brokers was not collateralizing any liabilities to the clearing brokers.
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
     Included in accrued compensation at December 31, 2006 is an employment agreement whose value was indexed to publicly traded shares of an unrelated entity. This agreement was considered a derivative under applicable GAAP and, accordingly, was being marked to market through compensation and benefits expense in the condensed consolidated statements of operations. During the three months ended September 30, 2007, the liability related to this employee agreement was paid to the employee. The fair value of this derivative liability was zero and $1.9 million at September 30, 2007 and December 31, 2006, respectively. The Firm reduced its exposure to fluctuations in the value of the employment agreement by purchasing shares of the underlying security. In accordance with the Firm’s stated accounting policy, these shares were carried at market value with fluctuations in value reflected in asset management revenues in the condensed consolidated statements of operations.
NOTE 15 — REGULATED BROKER-DEALER SUBSIDIARIES
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
     As of September 30, 2007, TWP’s net capital was $48.1 million, which was $47.1 million in excess of its required minimum.
     In addition, TWPIL, a subsidiary of the Firm located in the U.K., is a registered U.K. broker-dealer and is subject to the capital requirements of the Financial Securities Authority. As of September 30, 2007, TWPIL was in compliance with these requirements.

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
Announcement of Acquisition
     In October 2007, we announced the signing of an agreement to acquire Westwind Partners (“Westwind”), a full service, institutionally oriented, independent investment bank focused on the energy and mining sectors. Westwind, which was founded in 2002 and is headquartered in Toronto, has additional offices in Calgary, Montreal and London and has approximately 100 employees. Westwind’s mining and energy teams will greatly expand our industry coverage. In addition, with Westwind’s presence in Toronto, Calgary, Montreal and London, our geographic coverage will further extend into both Canada and London through this acquisition.
     Under the agreement, we will indirectly acquire all of Westwind’s outstanding shares and Westwind will become an indirect subsidiary of us in exchange for an aggregate of $45 million in cash and 7,009,112 shares of our common stock (including exchangeable shares, which are shares of our Canadian subsidiary that are exchangeable for shares of our common stock).
     The purchase price is approximately $155 million, which consists $45 million of cash, 7,009,112 shares of the Firm’s common stock valued at $15.35 per share (based on the average closing price over a five day period starting two days prior to the acquisition announcement date of October 1, 2007 and ending two days after the announcement date) and direct acquisition costs estimated to be $2.2 million consisting primarily of legal, accounting and advisory fees.
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
     The following table provides a summary of the results of our operations (in thousands, except percentages and per share amounts):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	% Change	2007	2006	% Change
Net revenues	$63,712	$58,120	9.6%	$212,140	$199,831	6.2%
Income (loss) before taxes	(2,114)	1,433	(247.5)	17,197	16,422	4.7
Net income (loss)	(800)	1,552	(151.5)	11,203	26,181	(57.2)
Net income (loss) attributable to common shareholders and to Class A, B and C shareholders	$(800)	$1,552	(151.5)%	$11,203	$24,573	(54.4)%

Earnings (loss) per share:
Basic earnings (loss) per share	$(0.03)	$0.06		$0.43	$1.05
Diluted earnings (loss) per share	$(0.03)	$0.06		$0.42	$1.03

Revenues
     The following table sets forth our revenues for the three and nine months ended September 30, 2007 and 2006, both in dollar amounts and as a percentage of net revenues (dollar amounts in thousands):

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2007	2006	Change	2007	2006	Change
Revenues:
Investment banking	$25,542	$22,228	14.9%	$94,439	$86,878	8.7%
Brokerage	30,344	30,682	(1.1)	85,426	94,845	(9.9)
Asset management	6,714	4,123	62.8	26,711	16,459	62.3
Interest income	3,799	4,197	(9.5)	12,686	9,471	33.9
Other revenue	—	—	—	920	—	100.0

Total revenues	66,399	61,230	8.4	220,182	207,653	6.0
Interest expense	(2,687)	(3,110)	(13.6)	(8,042)	(7,822)	2.8

Net revenues	$63,712	$58,120	9.6%	$212,140	$199,831	6.2%

Percentage of net revenues:
Investment banking	40.1%	38.3%		44.5%	43.5%
Brokerage	47.6	52.8		40.3	47.5
Asset management	10.5	7.1		12.6	8.2
Interest income	6.0	7.2		6.0	4.7
Other revenue	—	—		0.4	—

Total revenues	104.2	105.4		103.8	103.9
Interest expense	(4.2)	(5.4)		(3.8)	(3.9)

Net revenues	100.0%	100.0%		100.0%	100.0%

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
     Three Months Ended September 30, 2007 versus Three Months Ended September 30, 2006. Investment banking revenue increased $3.3 million in the three months ended September 30, 2007 from the same period in 2006. Our average revenue per transaction increased to $1.7 million during the three months ended September 30, 2007 from $1.4 million in the same period of 2006. During the three months ended September 30, 2007 we closed 15 investment banking transactions compared to 16 during the same period of 2006.
     Capital raising revenue accounted for approximately 39.6% and 62.8% of our investment banking revenue in the three months ended September 30, 2007 and 2006, respectively. Capital raising revenue decreased $3.8 million to $10.1 million in the three months ended September 30, 2007 compared to $13.9 million in the same period of 2006. Our average revenue per capital raising transaction decreased to $1.0 million during the three months ended September 30, 2007 from $1.3 million in the same period of 2006. During the three months ended September 30, 2007 we closed 10 capital raising transactions compared to 11 transactions in the same period of 2006.

     Strategic advisory revenue accounted for approximately 60.4% and 37.2% of our investment banking revenue in the three months ended September 30, 2007 and 2006, respectively. Strategic advisory revenue increased $7.1 million to $15.4 million in the three months ended September 30, 2007 compared to $8.3 million in the same period of 2006. Our average revenue per strategic advisory transaction increased to $3.1 million during the three months ended September 30, 2007 from $1.7 million in the same period of 2006. During both the three months ended September 30, 2007 and 2006 we closed 5 strategic advisory transactions.
     Nine Months Ended September 30, 2007 versus Nine Months Ended September 30, 2006. Investment banking revenue increased $7.6 million in the nine months ended September 30, 2007 from the same period in 2006. Our average revenue per transaction increased to $1.7 million during the nine months ended September 30, 2007 from $1.5 million in the same period of 2006. During the nine months ended September 30, 2007 we closed 55 investment banking transactions compared to 59 during the same period of 2006. We joint book-managed our own initial public offering and follow-on offering during the nine months ended September 30, 2006 but did not include those transactions in our transaction count, did not recognize revenue relating to those transactions and did not include those transactions in calculating our revenue per transaction measures.
     Capital raising revenue accounted for 54.2% and 81.6% of our investment banking revenue in the nine months ended September 30, 2007 and 2006, respectively. Capital raising revenue decreased $19.7 million to $51.2 million in the nine months ended September 30, 2007 compared to $70.9 million in the same period of 2006. Our average revenue per capital raising transaction decreased to $1.2 million during the nine months ended September 30, 2007 from $1.4 million during the same period of 2006. During the nine months ended September 30, 2007 we closed 42 capital raising transactions compared to 49 during the same period of 2006.
     Strategic advisory revenue accounted for 45.8% and 18.4% of our total investment banking revenue in the nine months ended September 30, 2007 and 2006, respectively. Strategic advisory revenue increased $27.2 million to $43.2 million in the nine months ended September 30, 2007 compared to $16.0 million in the same period of 2006. Our average revenue per strategic advisory transaction increased to $3.3 million during the nine months ended September 30, 2007 from $1.6 million during the same period of 2006. The increase in our average revenue per strategic advisory transaction was primarily due to a single strategic advisory transaction which resulted in $13.4 million of revenue during the three months ended March 31, 2007. During the nine months ended September 30, 2007 we closed 13 strategic advisory transactions compared to 10 during the same period of 2006.
     Our investment banking engagements usually relate to only one potential transaction and do not provide us with long-term contracted sources of revenue. As a result, our investment banking revenues have and likely will continue to vary significantly between periods. In addition, our investment banking revenues are affected by the overall level of capital raising activity in the marketplace and, in particular, in our target sectors. Based on data from Dealogic, PrivateRaise, Bloomberg and other data sources, we estimate that aggregate gross proceeds raised in U.S. equity capital markets transactions, including IPOs, secondary offerings, convertible debt securities offerings, registered direct offerings and private placements were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Capital Raising Activity (U.S. Equity Capital Markets)	2007	2006	2007	2006
Capital raising transactions in our target sectors	193	197	713	825
Capital raising transactions in all market sectors	340	360	1,300	1,472
Our target sectors as a percentage of total transactions	56.8%	54.7%	55.4%	56.0%

Gross proceeds raised by companies in our target sectors (in billions)	$20.4	$13.9	$82.5	$77.3
Gross proceeds raised in U.S. equity capital markets (in billions)	$46.9	$34.9	$201.5	$151.1
Our target sectors as a percentage of total gross proceeds	43.4%	39.7%	41.0%	51.2%

Fees generated from equity capital markets in our target sectors (in billions)	$0.64	$0.47	$2.61	$2.30
     Based upon the market information presented above, for the three months ended September 30, 2007, within our target sectors the number of transactions decreased 2.0% while the gross proceeds raised and the total capital markets fees generated increased 46.9% and 35.7%, respectively, during the three months ended September 30, 2007 from the same period in 2006. This compares to our number of capital raising transactions and revenue which decreased 9.1% and 27.6%, respectively, in the three months ended September 30, 2007 compared to the same period of 2006.

     For the nine months ended September 30, 2007, within our target sectors the number of transactions decreased 13.6% while the gross proceeds raised and the total capital markets fees generated increased 6.8% and 13.3%, respectively, during the nine months ended September 30, 2007 from the same period in 2006. This compares to our number of capital raising transactions and revenue which decreased 14.3% and 27.8%, respectively, in the nine months ended September 30, 2007 compared to the same period in 2006.
     Our investment banking revenues are also affected by the overall level of mergers and acquisitions activity in the marketplace and, in particular, in our target sectors. Based on data from Securities Data Corp., mergers and acquisitions activity is estimated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Mergers and Acquisitions Activity (All U.S. Companies)	2007	2006	2007	2006
Announced acquisitions and mergers of U.S. companies in our target sectors	301	306	913	919
Announced acquisitions and mergers of U.S. companies in all market sectors	603	606	1,840	1,796
Our target sectors as a percentage of total transactions	49.9%	50.5%	49.6%	51.2%

Value of announced acquisitions and mergers of U.S. companies in our target sectors (in billions)	$159	$128	$575	$406
Value of announced acquisitions and mergers of U.S. companies in all market sectors (in billions)	$312	$252	$1,207	$933
Our target sectors as a percentage of total value	50.9%	50.6%	47.6%	43.5%
     Based upon the market information presented above, for the three months ended September 30, 2007, for the announced acquisitions and mergers within our target sectors, the number of transactions decreased by 1.6% and the market value of such transactions increased by 24.4% during the three months ended September 30, 2007 compared to the same period in 2006. This compares to our number of acquisition and merger transactions which remained constant and our revenue from such transactions which increased 86.5% in the three months ended September 30, 2007 compared to the same period in 2006.
     For the nine months ended September 30, 2007, within our target sectors the number of transactions decreased by 0.7% and the market value of such transactions increased by 41.6% during the nine months ended September 30, 2007 compared to the same period in 2006. This compares to our number of acquisition and merger transactions which increased 30.0% and our revenue from such transactions which increased to $43.2 million from $16.0 million in the nine months ended September 30, 2007 compared to the same period in 2006.
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
     Three and Nine Months Ended September 30, 2007 versus Three and Nine Months Ended September 30, 2006. Brokerage revenue decreased $0.3 million and $9.4 million in the three and nine months ended September 30, 2007 compared to the same periods in 2006, respectively. The decreases were primarily attributable to decreases in trading volumes in our institutional equity and convertible debt trading business, partially offset by performance improvements in our middle markets and private client services businesses.
     The combined average daily volume on the New York Stock Exchange and Nasdaq was approximately 3.8 billion shares during both the three and nine months ended September 30, 2007, an increase of 13.5% and 3.4%, respectively, compared to the same periods in 2006. Our combined average daily customer trading volume during the three and nine months ended September 30, 2007 compared to the same periods 2006 decreased 0.2% and 15.0%, respectively, primarily due to declines in the volume of shares we traded for our institutional brokerage customers. We believe the decline in our trading volume for institutional customers during the three and nine months ended September 30, 2007 is partially due to the increased use of alternative trading systems by our customers, a decrease in the willingness of our traditional brokerage customers to pay full service commissions in order to access our equity research and other factors. In response to these factors, we have taken several steps, including (i) increasing our focus on middle markets customers, who account for an increasing amount of trading commissions with the brokerage industry and who, in many cases, are engaging in investing activities that utilize our equity research, (ii) developing our product offerings within electronic trading in order to attract and retain trading volume from customers who are shifting away from utilizing full service brokerage services and increasing their use of alternative trading systems and (iii) broadening our geographic coverage.
     In 2007 we established branch offices in the Midwest and we hired two teams in Europe of senior institutional sales professionals formerly associated with the Prudential Equity Group. In connection with the addition of these European-based sales teams, we have opened an office in London and are opening an office in Zurich. This expansion of our institutional sales department is an important step in our strategy to broaden our account base as well as to expand our business in Europe.
Asset Management Revenue
     Our asset management revenues include (i) fees from investment partnerships we manage, (ii) allocation of the appreciation and depreciation in the fair value of our investments in the underlying partnerships, (iii) fees we earn from the management of equity distributions received by our clients and (iv) other asset management-related realized and unrealized gains and losses on investments not associated with investment partnerships, primarily equity securities.
     Three Months Ended September 30, 2007 versus Three Months Ended September 30, 2006. Asset management revenue increased by $2.6 million in the three months ended September 30, 2007 from the same period in 2006. The fluctuation was primarily due to increased investment gains in partnerships of $2.2 million due to gains from several of our investment funds, as well as increased management fees of $1.0 million during the three months ended September 30, 2007 from the same period in 2006. The increase was partially offset by a decrease of $0.6 million in investment gains in other securities during the three months ended September 30, 2007 from the same period in 2006.
     Management fees increased $1.0 million, or 36.0%, to $3.9 million in the three months ended September 30, 2007 from $2.9 million in the same period of 2006. This fluctuation was primarily due to an increase in management fees received from Thomas Weisel Global Growth Partners LLC and Thomas Weisel Healthcare Venture Partners of $0.7 million and $0.2 million, respectively, in the three months ended September 30, 2007 from the same period in 2006.
     Investment gains in partnerships increased $2.2 million to $3.0 million in the three months ended September 30, 2007 from $0.8 million in the same period of 2006. This fluctuation was primarily due to an increase in investment gains from Thomas Weisel Healthcare Venture Partners and Thomas Weisel Global Growth Partners of $2.2 million and $0.8 million, respectively, in the three months ended September 30, 2007 from the same period in 2006. This increase was partially offset by the decrease in investment gains from Thomas Weisel Capital Partners of $0.8 million.
     Nine Months Ended September 30, 2007 versus Nine Months Ended September 30, 2006. Asset management revenue increased by $10.3 million in the nine months ended September 30, 2007 from the same period in 2006. The fluctuation was primarily due to increased investment gains in partnerships of $7.7 million due to gains from several of our investment funds, as well as increased management fees of $2.5 million during the nine months ended September 30, 2007 from the same period in 2006. Investment gains in other securities remained consistent at $0.5 million for both the nine months ended September 30, 2007 and 2006.
     Management fees increased $2.5 million, or 26.8%, to $12.0 million in the nine months ended September 30, 2007 from $9.5 million in the same period of 2006. The increase was primarily due to an increase in management fees received from Thomas Weisel Global Growth Partners LLC of $1.7 million, Thomas Weisel India Opportunity LLC of $0.5 million and Thomas Weisel Healthcare Venture Partners of $0.4 million.
     Investment gains in partnerships increased $7.7 million to $14.2 million in the nine months ended September 30, 2007 from $6.5 million in the same period of 2006. This increase was due to an increase of net realized gains allocated to us in respect to our previously waived management fees, increases in gains from investment funds allocated to us with respect to our carried interest and an overall increase in gains within our investment funds.
     Other Revenue
     Nine Months Ended September 30, 2007. Other revenue of $0.9 million recorded in the nine months ended September 30, 2007 relates to the gain, net of selling costs, on the non-recurring sale and licensing of certain software previously developed for internal use. At the time of sale there were no amounts capitalized relating to this software.

Expenses Excluding Interest
     The following table sets forth information relating to our expenses excluding interest, both in dollar amounts and as a percentage of net revenues (dollar amounts in thousands):

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2007	2006	Change	2007	2006	Change
Expenses excluding interest:
Compensation and benefits	$38,304	$33,648	13.8%	$119,689	$110,983	7.8%
Non-compensation expense	27,522	23,039	19.5	75,254	72,426	3.9

Total expenses excluding interest	$65,826	$56,687	16.1%	$194,943	$183,409	6.3%

Percentage of net revenues:
Compensation and benefits	60.1%	57.9%		56.4%	55.5%
Non-compensation expense	43.2	39.6		35.5	36.3

Total	103.3%	97.5%		91.9%	91.8%

Average number of employees	659	581		623	560
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
     Share-based awards constitute a portion of our compensation expense, vest over a four-year service period (except for the share-based awards issued in connection with our initial public offering which vest over a three-year period), are subject to continued employment and, accordingly, are recorded as non-cash compensation expense ratably over the service period beginning at the date of grant. As a result, our aggregate compensation expense has been, and will continue to be, impacted as we recognize multiple years of share-based compensation expense associated with the vesting of prior year grants in 2007 and subsequent years. As an example, in February 2007 we granted share-based awards with a grant date fair value of $23.0 million, which amount will be recognized in compensation expense over the four-year vesting period beginning in February 2007 and ending in January 2011. As of September 30, 2007, there was (i) $10.1 million of unrecognized compensation expense related to non-vested restricted stock unit awards made in connection with our initial public offering, which is expected to be recognized over a weighted-average period of 1.3 years and (ii) an additional $20.4 million of unrecognized compensation expense related to non-vested restricted stock unit awards made subsequent to our initial public offering, which is expected to be recognized over a weighted-average period of 3.4 years.
     In 2007, we do not currently anticipate that we will be able to achieve our target of maintaining our aggregate annual compensation and benefits expense (excluding expenses relating to share-based awards made in connection with our initial public offering) within the range of 55% and 58% of net revenues (excluding investment gains and losses attributable to investments in partnerships and other securities). New business initiatives and efforts to expand existing businesses generally require that we incur compensation and benefits expense before realizing associated additional revenues. In particular, our Discovery Research revenue falling short of expectations and our decision to expand our sales force into Europe will increase our ratio of compensation and benefits expense to net revenue in 2007. Accordingly, because we may not be able to retain our professionals if we were to maintain compensation and benefits within that target range, we will continue to evaluate thoroughly business and personnel decisions with respect to their impact on compensation and benefits expense.

     Three Months Ended September 30, 2007 versus Three Months Ended September 30, 2006. Compensation and benefits expense increased $4.7 million in the three months ended September 30, 2007 from the same period in 2006, primarily due to an increase in compensation expense relating to share-based awards during the three months ended September 30, 2007 as compared the three months ended September 30, 2006. In addition, the average number of employees has increased during the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 which has increased compensation and benefits expense during the same period. Compensation and benefits expense during the three months ended September 30, 2007 and 2006 included $1.9 million and $2.2 million, respectively, of non-cash compensation expense relating to share-based awards made in connection with our initial public offering.
     Compensation and benefits expense (excluding expense relating to share-based awards made in connection with our initial public offering), as a percentage of net revenues (excluding investment gains and losses attributable to investments in partnerships and other securities) increased to 60% in the three months ended September 30, 2007 from 55% in the three months ended September 30, 2006.
     Nine Months Ended September 30, 2007 versus Nine Months Ended September 30, 2006. Compensation and benefits expense increased $8.7 million in the nine months ended September 30, 2007 from the same period in 2006, primarily due to an increase in compensation expense relating to share-based awards during the nine months ended September 30, 2007 as compared the nine months ended September 30, 2006. In addition, the average number of employees has increased during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 which has increased compensation and benefits expense during the same period. Compensation and benefits expense during the nine months ended September 30, 2007 and 2006 included $5.6 million and $5.1 million, respectively, of non-cash compensation expense relating to share-based awards made in connection with our initial public offering.
     Compensation and benefits expense (excluding expense relating to share-based awards made in connection with our initial public offering), as a percentage of net revenues (excluding investment gains and losses attributable to investments in partnerships and other securities) increased to 58% in the nine months ended September 30, 2007 from 55% in the nine months ended September 30, 2006.
Non-Compensation Expenses
     Our non-compensation expenses include brokerage execution, clearance and account administration, communications and data processing, depreciation and amortization, marketing and promotion, occupancy and equipment, and other expenses.
     Three Months Ended September 30, 2007 versus Three Months Ended September 30, 2006. Non-compensation expense increased $4.5 million in the three months ended September 30, 2007 from the same period in 2006. The fluctuation was primarily the result of an increase in other expenses and marketing and promotion expense of $2.9 million and $1.1 million, respectively. We recorded insurance recoveries of legal fees from our participation in an initial public offering securities litigation matter net of expenses during both the three months ended September 30, 2007 and 2006, however, the net recoveries were $2.3 million greater in 2006 as compared to amounts recorded in 2007, resulting in a comparative increase in other expense in 2007. Marketing and promotion expense increased primarily due to an increase in travel and entertainment related to the geographic expansion of our business.
     Nine Months Ended September 30, 2007 versus Nine Months Ended September 30, 2006. Non-compensation expenses increased $2.8 million in the nine months ended September 30, 2007 from the same period in 2006. The fluctuation was primarily the result of an increase in other expenses and marketing and promotion expense of $3.9 million and $2.0 million, respectively. We recorded insurance recoveries of legal fees from our participation in an initial public offering securities litigation matter net of expenses during both the nine months ended September 30, 2007 and 2006, however, the net recoveries were $2.0 million greater in 2006 as compared to amounts recorded in 2007, resulting in a comparative increase in other expense in 2007. Marketing and promotion expense increased primarily due to increased travel and entertainment related to the geographic expansion of our business. These increases were partially offset by a decrease of $2.6 million in brokerage, execution, clearance and account administration expense due to improved efficiencies in pricing in our trade execution practices and lower NYSE exchange rate fees, as well as less clearance charges associated with lower trading volume.

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
     In connection with our initial public offering we reorganized from a limited liability company into a corporation, and following that reorganization became subject to U.S. Federal and state income taxes. We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities based upon temporary differences between the financial reporting and tax bases of our assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized. During the three months ended March 31, 2006, we recognized a one-time tax benefit upon conversion to a corporation in connection with the establishment of our deferred tax asset balances, partially offset by a valuation allowance. The valuation allowance was recorded because management at that time, concluded that a portion of the deferred tax benefit, which resulted from unrealized capital losses, more likely than not would not be realized due to the uncertainty of our ability to generate future capital gains to offset such capital losses.
     During the three months ended March 31, 2007, we determined that, due to realized and previously unanticipated expected future capital gains, the valuation allowance would be reduced to zero. As a result we recognized deferred tax benefits during 2007 resulting in 16.3% and 6.0% reductions in the effective tax rates for the three and nine months ended September 30, 2007, respectively. The expected future capital gains were realized during the six months ended June 30, 2007.
     Our effective tax rate for the three and nine months ended September 30, 2007 was 62.2% and 34.9%, respectively. Our effective tax rate for the three and nine months ended September 30, 2006 was (8.3)% and (59.4)%, respectively. The increase in our effective tax rate from the prior-year periods is primarily due to the one-time tax benefit in 2006, discussed above.
Liquidity and Capital Resources
     Prior to our initial public offering in February 2006, we historically satisfied our capital and liquidity requirements through capital raised from our partners and strategic investors, internally generated cash from operations and available credit from market sources. In February 2006, we completed our initial public offering of common stock, raising $66.2 million in net proceeds, and, in May 2006, we completed a follow-on public offering of common stock, raising $76.0 million in net proceeds. We believe that our current level of equity capital, which includes the net proceeds from our initial public offering and our follow-on offering of common stock, funds anticipated to be provided by operating activities and funds available under temporary loan agreements, will be adequate to meet our liquidity and regulatory capital requirements for the next 12 months.
     The following table represents our most liquid assets as of September 30, 2007 (in thousands):

Cash and cash equivalents	$86,700
Other investments	90,637

Total	$177,337

     Other investments include $78.8 million in auction rate securities at September 30, 2007.
Debt Financing
     In connection with our initial public offering of common stock, we issued $33 million of unsecured senior notes to our former Class D and Class D-1 shareholders and are required to make principal and interest payments on these notes in accordance with their terms. As of September 30, 2007, the outstanding principal balance under these notes was $25.4 million and is due in 2011.
     We also have a financing arrangement with General Electric Capital Corporation that is secured by furniture, equipment and leasehold improvements, with a 3-year term and a variable interest rate at LIBOR plus 2.85%. As of September 30, 2007, the outstanding balance under this facility was $4.7 million.
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

     Beginning in 2007 and continuing thereafter, share-based awards in the form of restricted stock units that we previously granted will vest and become deliverable. For example, on or about February 9, 2008, approximately 265,000 shares of freely transferable common stock will become deliverable to our employees in respect of share-based awards granted on February 9, 2007. Our cash position and liquidity will be affected to the extent we elect to settle a portion of these vesting shares through a net settlement feature as provided for in SFAS No. 123(R), Share-Based Payment, to meet the minimum statutory income tax withholding requirements of our employees. During the three months ended September 30, 2007, 43,134 freely transferable shares of common stock became deliverable to our employees in respect of share-based awards previously granted.  In settlement of these share-based awards, we delivered 32,306 shares of common stock and settled the remaining 10,828 shares through net settlement in the amount of approximately $151,000.
Regulatory Net Capital and Other Amounts Required to be Maintained at Broker-Dealer Subsidiary
     Thomas Weisel Partners LLC, our wholly-owned subsidiary and a registered securities broker-dealer, is subject to the net capital requirements of the NYSE and the SEC’s uniform net capital rule. NYSE and SEC regulations also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met. As of September 30, 2007, Thomas Weisel Partners LLC net capital was $48.1 million, which was $47.1 million in excess of its required minimum. Regulatory net capital requirements change daily based on certain investment and underwriting activities.
     Our primary clearing broker is also the primary source of the short-term financing of our securities inventory. In connection with the provision of the short-term financing, Thomas Weisel Partners LLC is required to maintain deposits with our clearing broker. These deposits are classified as receivable from clearing brokers. During the nine months ended September 30, 2007, increases in our securities inventory resulted in an increase of $13.6 million in the deposits we were required to maintain. This increase in the deposit resulted in a decrease to cash and cash equivalents on the condensed consolidated statements of financial position and an increase in the receivable from clearing brokers of $13.6 million.
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
Short Term Planned Use of Cash
     In November 2007, one of our asset management affiliates established an investment partnership to invest primarily in small capitalization growth stocks that are publicly traded. In connection with establishing this investment partnership, we made a seed investment in this partnership of an aggregate of $15 million.
     In October 2007, we announced the signing of an agreement to acquire Westwind Partners. At the closing of this transaction, which is expected to occur in January 2008, we will make a cash payment of $45 million as the cash portion of the consideration for this acquisition. In addition, we expect to make cash payments of approximately $2.2 million for acquisition related costs.
Cash Flows
     Cash and cash equivalents decreased $57.4 million to $86.7 million at September 30, 2007 from $144.1 million at December 31, 2006.
     Operating activities used $30.2 million of cash during the nine months ended September 30, 2007. Our net income less non-cash items provided $10.6 million of cash and cash equivalents during the nine months ended September 30, 2007. Non-cash items included in our net income of $11.2 million were depreciation and share-based compensation expenses of $4.8 million and $9.2 million, respectively, offset by gains from partnership and other investments of $14.3 million. The net effect of changes in operating assets and liabilities resulted in the use of $40.8 million of cash during the nine months ended September 30, 2007, primarily due to a decrease of $22.5 million in accrued compensation reflecting mid-year payments of incentive compensation. In addition, $13.6 million of the decrease was attributable to the increase in receivable from clearing brokers discussed in “Liquidity and Capital Resources” above.
     Investing activities used $21.1 million of cash during the nine months ended September 30, 2007, including the purchase of $112.1 million of municipal and auction-rate securities, purchases of investments in private equity partnerships of $2.0 million and property and equipment of $1.8 million. This decrease in cash and cash equivalents is partially offset by proceeds from sale of other investments of $94.9 million.
     During the nine months ended September 30, 2007, financing activities used $6.1 million of cash, primarily due to repayments of notes payable of $29.8 million and share repurchases of $1.2 million, partially offset by an addition to notes payable of $25.0 million. We entered into a temporary subordinated loan in May 2007. We repaid the $25.0 million under the temporary subordinated loan in May 2007.

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
Fair Value of Financial Instruments
     “Securities owned”, “Securities sold, but not yet purchased” and “Other investments” in our condensed consolidated statements of financial condition consist of financial instruments carried at fair value or amounts that approximate fair value, with related unrealized gains or losses recognized in our results of operations. The use of fair value to measure these financial instruments, with related unrealized gains and losses recognized immediately in our results of operations, is fundamental to our condensed consolidated financial statements. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.
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
Private Equity Investment Partnerships
     Investments in partnerships include our general and limited partnership interests in investment partnerships. These interests are carried at fair value based on our percentage interest in the underlying partnerships. The net assets of the investment partnerships consist primarily of investments in marketable and non-marketable securities. The underlying investments held by such partnerships are valued based on quoted market prices, or estimated fair value if there is no public market. Such estimates of fair value of the partnerships’ non-marketable investments are ultimately determined by us or our affiliates in our capacity as general partner and, in the case of an investment in an unaffiliated investment partnership, are based on financial statements prepared by an unaffiliated general partner. Due to the inherent uncertainty of valuation, fair values of these non-marketable investments may differ from the values that would have been used had a ready market existed for these investments, and the differences could be material. Adjustments to carrying value are made if there are third-party transactions evidencing a change in value. Downward adjustments are also made, in the absence of third-party transactions, if we determine that the expected realizable value of the investment is less than the carrying value. In reaching that determination, we consider many factors, including, but not limited to, the operating cash flows and financial performance of the companies relative to budgets or projections, trends within sectors and/or regions, underlying business models, expected exit timing and strategy, and any specific rights or terms associated with the investment, such as conversion features and liquidation preferences. In cases where an estimate of fair value is determined based on financial statements prepared by an unaffiliated general partner, such financial statements are generally unaudited other than audited year-end financial statements. Upon receipt of audited financial statements from an investment partnership, we adjust the fair value of the investments in our subsequent financial statements to reflect the audited partnership results.
     The investment partnerships in which we are a general partner may allocate carried interest and make carried interest distributions to the general partner if the partnerships’ investment performance reaches a threshold as defined in the respective partnership agreements.  We recognize the allocated carried interest when this threshold is met, however future investment underperformance may require amounts previously distributed to us to be returned to the partnership.

     We earn fees from the investment partnerships which we manage or of which we are a general partner. Such management fees are generally based on the net assets or committed capital of the underlying partnerships. Through March 31, 2007, we agreed in certain cases to waive management fees, in lieu of making a cash contribution, in satisfaction of our general partner investment commitments to the investment partnerships. In these cases, we generally recognize our management fee revenues at the time when we are allocated a special profit interest in realized gains from these partnerships. With respect to the investment partnerships existing as of March 31, 2007, we will no longer waive management fees subsequent to March 31, 2007.
Liability for Lease Losses
     Our accrued expenses and other liabilities include a liability for lease losses related to office space that we subleased due to staff reductions in prior years. The liability for lease losses was $5.5 million at September 30, 2007 and will expire with the termination of the relevant facility leases through 2010. We estimate our liability for lease losses as the net present value of the differences between lease payments and receipts under sublease agreements.
Legal and Other Contingent Liabilities
     We are involved in various pending and potential complaints, arbitrations, legal actions, investigations and proceedings related to our business. Some of these matters involve claims for substantial amounts, including claims for punitive and other special damages. The number of complaints, arbitrations, legal actions, investigations and regulatory proceedings against financial institutions like us has been increasing in recent years. We have, after consultation with counsel and consideration of facts currently known by management, recorded estimated losses in accordance with SFAS No. 5, Accounting for Contingencies, to the extent that a claim may result in a probable loss and the amount of the loss can be reasonably estimated. The determination of these reserve amounts requires significant judgment on the part of management and our ultimate liabilities may be materially different. In making these determinations, management considers many factors, including, but not limited to, the loss and damages sought by the plaintiff or claimant, the basis and validity of the claim, the likelihood of successful defense against the claim and the potential for, and magnitude of, damages or settlements from such pending and potential complaints, arbitrations, legal actions, investigations and proceedings, and fines and penalties or orders from regulatory agencies. See Note 13 – Commitments, Guarantees and Contingencies for a further description of legal proceedings.
     If a potential adverse contingency should become probable or be resolved for an amount in excess of the established reserves during any period, our results of operations in that period and, in some cases, succeeding periods could be materially adversely affected.
Allowance for Doubtful Accounts
     Our receivables include corporate finance and syndicate receivables relating to our advisory and investment banking engagements. We also have receivables from our clearing brokers in connection with the clearing of our brokerage transactions. We record an allowance for doubtful accounts on these receivables based on the number of days past due and on a specific identification basis. Management is continually evaluating our receivables for collectibility and possible write-off by examining the facts and circumstances surrounding each specific case where a loss is deemed a possibility.
Deferred Tax Valuation Allowance
     As a corporation, we are subject to Federal and state income taxes. In determining our provision for income taxes, we recognize deferred tax assets and liabilities based on the difference between the carrying value of assets and liabilities for financial and tax reporting purposes. For our investments in partnerships, adjustments to the carrying value are made based on determinations of the fair value of underlying investments held by such partnerships. Both upward and downward adjustments to the carrying value of investment partnerships, which are recorded as unrealized gains and losses in the condensed consolidated statements of operations, represent timing differences until such time as these gains and losses are realized. During 2006, we had net unrealized capital losses on these investment partnerships. Due to our determination in February 2006 of the uncertainty of our ability to generate future realized capital gains to offset capital losses, in February 2006 we recorded a valuation allowance for the deferred tax asset attributable to net unrealized losses in our investment partnerships. During the three months ended March 31, 2007, we determined that, due to realized and previously unanticipated expected future capital gains, the valuation allowance would be reduced to zero as we realize the deferred tax benefit during 2007. For the three and nine months ended September 30, 2007, we reduced the valuation allowance by $0.4 million and $1.1 million, respectively. As of September 30, 2007, the remaining valuation allowance is $0.3 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our business and financing activities directly expose us to various types of risks, including (i) market risk relating to, among other things, the changes in the market value of equity or debt instruments and (ii) interest rate risk relating to the effect of changes in interest rates and the yield curve on the value of debt instruments that we hold and our payment obligations in respect of notes that we have issued. We are also exposed to other risks in the conduct of our business such as credit risk and the effects of inflation. Our exposure to these risks could be material to our condensed consolidated financial statements. Set forth below is a discussion of some of these risks together with quantitative information regarding the aggregate amount and value of financial instruments that we hold or in which we maintain a position or that we have issued and that remain outstanding, in each case, as of September 30, 2007 and December 31, 2006. Due to the nature of our business, in particular our trading business, the amount or value of financial instruments that we hold or maintain a position in will fluctuate on a daily and intra-day basis and the quarter-end values and amounts presented below are not necessarily indicative of the exposures to market risk, interest rate risk and other risks we may experience at various times throughout any given year.
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
     The following tables categorize our market risk sensitive financial instruments by type of security and, where applicable, by maturity date as of September 30, 2007 and December 31, 2006.
     As of September 30, 2007 (in thousands):

									Carrying
									Value
	Expected Maturity Date							Total	as of
	Remainder							Principal	September 30,
	of 2007		2008	2009	2010	2011	Thereafter	Amount	2007
Inventory positions
Convertible bonds – long	$—		$4,565	$3,042	$2,000	$8,918	$106,237	$124,762	$164,631
Equity securities – long									19,133

Total – long	—		4,565	3,042	2,000	8,918	106,237	124,762	183,764

Convertible bonds – short	—		—	—	—	—	9,551	9,551	9,658
U.S. Treasury securities – short	—		—	5,000	—	—	5,000	10,000	10,135
Equity securities – short									111,583

Total – short	—		—	5,000	—	—	14,551	19,551	131,376

Other investments
Auction rate securities	78,750	(a)	—	—	—	—	—	78,750	78,750
Municipal debt securities	11,887		—	—	—	—	—	11,887	11,887

(a)	Represents earlier of contractual maturity or repricing date, which we believe represents the market risk inherent in the underlying instrument.

     As of December 31, 2006 (in thousands):

									Carrying
									Value
	Expected Maturity Date							Total	as of
								Principal	December 31,
	2007		2008	2009	2010	2011	Thereafter	Amount	2006
Inventory positions
Convertible bonds – long	$7,960		$17,877	$5,369	$2,000	$1,597	$60,678	$95,481	$111,773
Equity securities – long									25,260

Total – long	7,960		17,877	5,369	2,000	1,597	60,678	95,481	137,033

Convertible bonds – short	—		—	—	—	3,450	18,374	21,824	22,610
U.S. Treasury securities – short	—		5,000	—	—	—	—	5,000	5,002
Equity securities – short									63,078

Total – short	—		5,000	—	—	3,450	18,374	26,824	90,690

Other investments
Auction rate securities	49,400	(a)	—	—	—	—	—	49,400	49,400
Municipal debt securities	22,125		—	—	—	—	—	22,125	22,125
Equity securities									1,902

(a)	Represents earlier of contractual maturity or repricing date, which we believe represents the market risk inherent in the underlying instrument.
     In connection with our asset management activities, we provide seed investment funds for new asset management products to be invested in long and short positions in publicly traded equities and related options and other derivative instruments. These seed investments are included in the tables presented above.
     In addition to the positions set forth in the table above, we maintain investments in private equity, venture capital and other investment funds we manage or have managed. These investments are carried at fair value in accordance with industry guidance and as of September 30, 2007 and December 31, 2006 the carrying amount of these investments was $58.9 million and $45.6 million, respectively.
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
     As described in Note 14 – Financial Instruments with Off-Balance Sheet Risk, Credit Risk or Market Risk to our condensed consolidated financial statements, we were a party to an employment agreement the value of which was indexed to publicly traded shares of an unrelated entity. This agreement was considered a derivative under applicable GAAP and, accordingly, was marked to market through compensation and benefits expense in our condensed consolidated statements of operations. During the three months ended September 30, 2007, the liability related to this employee agreement was paid to the employee. The fair value of this derivative liability was zero and $1.9 million at September 30, 2007 and December 31, 2006, respectively, and is not reflected in the December 31, 2006 table above. We also reduced our exposure to fluctuations in the value of the employment agreement by purchasing shares of the underlying security, which are included under “Other investments” in the December 31, 2006 table above. In accordance with our stated accounting policy, these shares were carried at market value with fluctuations in value reflected in asset management revenues in the condensed consolidated statements of operations.

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
     The tables below provide information about our financial instruments that are sensitive to changes in interest rates and their carrying value as of September 30, 2007 and December 31, 2006, which approximates fair value. For inventory positions, other investments and notes payable, the tables present principal cash flows with expected maturity dates.
     As of September 30, 2007 (in thousands):

									Carrying
									Value
	Expected Maturity Date							Total	as of
	Remainder							Principal	September 30,
	of 2007		2008	2009	2010	2011	Thereafter	Amount	2007
Inventory positions
Convertible bonds – long	$—		$4,565	$3,042	$2,000	$8,918	$106,237	$124,762	$164,631

Convertible bonds – short	—		—	—	—	—	9,551	9,551	9,658
U.S. Treasury securities — short	—		—	5,000	—	—	5,000	10,000	10,135

Total – short	—		—	5,000	—	—	14,551	19,551	19,793

Other investments
Auction rate securities (a)	78,750	(f)	—	—	—	—	—	78,750	78,750
Municipal debt securities (b)	11,887		—	—	—	—	—	11,887	11,887

Notes payable
Senior Note, floating mid-term AFR + 2.25% (c)	—		—	—	—	13,000	—	13,000	12,213
Senior Note, floating mid-term AFR + 2.25% (c)	—		—	—	—	10,000	—	10,000	9,395
Contingent Payment Senior Note, non interest bearing (d)	—		—	—	—	2,384	—	2,384	1,916
Secured Note, floating at LIBOR + 2.85% (e)	933		3,734	—	—	—	—	4,667	4,667

(a)	The weighted average interest rate was 4.49% at September 30, 2007.

(b)	The weighted average interest rate was 3.74% at September 30, 2007.

(c)	We have recorded the debt principal at a discount to reflect the below-market stated interest rate of these notes. We amortize the discount to interest expense so that the interest expense approximates our incremental borrowing rate. The weighted average interest rate was 6.78% at September 30, 2007.

(d)	The Contingent Payment Senior Note has a variable due date based upon distributions received from certain private equity funds. We have recorded the debt principal at a discount and amortize the discount to interest expense so that the interest expense on this non-interest bearing note approximates our incremental borrowing rate. The weighted average interest rate was 17.54% at September 30, 2007.

(e)	The weighted average interest rate was 8.64% at September 30, 2007.

(f)	Represents earlier of contractual maturity or repricing date, which we believe represents the interest rate risk inherent in the underlying instrument.

     As of December 31, 2006 (in thousands):

									Carrying
									Value
	Expected Maturity Date							Total	as of
								Principal	December 31,
	2007		2008	2009	2010	2011	Thereafter	Amount	2006
Inventory positions
Convertible bonds – long	$7,960		$17,877	$5,369	$2,000	$1,597	$60,678	$95,481	$111,773

Convertible bonds – short	—		—	—	—	3,450	18,374	21,824	22,610
U.S. Treasury securities — short	—		5,000	—	—	—	—	5,000	5,002

Total – short	—		5,000	—	—	3,450	18,374	26,824	27,612

Other investments
Auction rate securities (a)	49,400	(f)	—	—	—	—	—	49,400	49,400
Municipal debt securities (b)	22,125		—	—	—	—	—	22,125	22,125

Notes payable
Senior Note, floating mid-term AFR + 2.25% (c)	—		—	—	—	13,000	—	13,000	12,056
Senior Note, floating mid-term AFR + 2.25% (c)	—		—	—	—	10,000	—	10,000	9,274
Contingent Payment Senior Note, non interest bearing (d)	373		—	—	1,544	2,500	—	4,417	3,536
Secured Note, floating at LIBOR + 2.85% (e)	3,733		3,734	—	—	—	—	7,467	7,467

(a)	The weighted average interest rate was 3.77% at December 31, 2006.

(b)	The weighted average interest rate was 5.20% at December 31, 2006.

(c)	We have recorded the debt principal at a discount to reflect the below-market stated interest rate of these notes. We amortize the discount to interest expense so that the interest expense approximates our incremental borrowing rate. The weighted average interest rate was 7.01% at December 31, 2006.

(d)	The Contingent Payment Senior Note has a variable due date based upon distributions received from certain private equity funds. We have recorded the debt principal at a discount and amortize the discount to interest expense so that the interest expense on this non-interest bearing note approximates our incremental borrowing rate. The weighted average interest rate was 6.94% at December 31, 2006.

(e)	The weighted average interest rate was 7.84% at December 31, 2006.

(f)	Represents earlier of contractual maturity or repricing date, which we believe represents the interest rate risk inherent in the underlying instrument.
Credit Risk
     Our broker-dealer subsidiary places and executes customer orders. The orders are then settled by unrelated clearing organizations that maintain custody of customers’ securities and provide financing to customers. The majority of our transactions, and consequently the concentration of our credit exposure, is with our clearing brokers. The clearing brokers are also the primary source of our short-term financing (securities sold, not yet purchased), which is collateralized by cash and securities owned by us and held by the clearing brokers. Our securities owned may be pledged by the clearing brokers. The amount receivable from/payable to the clearing brokers represents amounts receivable/payable in connection with the proprietary and customer trading activities. As of September 30, 2007 and December 31, 2006, our cash on deposit with the clearing brokers was not collateralizing any liabilities to the clearing brokers. In addition to the clearing brokers, we are exposed to credit risk from other brokers, dealers and other financial institutions with which we transact business.
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
     (b)   Changes in internal controls. During the three months ended September 30, 2007 we made the following changes in our internal control over financial reporting:
     In conjunction with demonstrating compliance with Section 404 of the Sarbanes-Oxley Act by the end of 2007, we are in the process of assessing the effectiveness of our internal control over financial reporting. In particular, during the third quarter of 2007 we:
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
     There were no other changes in our internal control over financial reporting in the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     The following describes significant developments with respect to our litigation matters that occurred in the three months ended September 30, 2007, and through the filing date, and should be read in conjunction with our discussion set forth under (i) Note 16 — Commitments, Guarantees and Contingencies in Part VI, Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2006 and (ii) Note 12 — Commitments, Guarantees and Contingencies in Part I, Item 1 of our Quarterly Reports on Form 10-Q for the three months ended March 31, 2007 and June 30, 2007.
•	In re Netlist, Inc. Securities Litigation — Lawsuit Filed. We have been named as a defendant in an amended complaint for a purported class action lawsuit filed in November 2007 in connection with the initial public offering of Netlist in November 2006 where we acted as a lead manager. The amended complaint, filed in the United States District Court for the Central District of California, alleges violations of federal securities laws against Netlist, various officers and directors as well as Netlist’s underwriters, including us, based on alleged misstatements and omissions in the disclosure documents for the offering. The complaint essentially alleges that the registration statement relating to Netlist’s initial public offering was materially false and misleading. We deny liability in connection with this matter. We believe we have meritorious defenses to the action and intend to vigorously defend such action as it applies to us.

•	IRS Information Requests Relating to Tax Products — Matter Settled. As previously disclosed, we had received requests for information from the Internal Revenue Service, or IRS, regarding its referrals of clients to a third-party provider of tax products in 1999, 2000 and 2001. We cooperated with these requests and received an offer of settlement regarding this matter from the IRS. Subsequently, we engaged in discussions with the IRS regarding the settlement offer and ultimately settled this matter with the IRS in July 2007.
Item 1A. Risk Factors
     The following discussion supplements and amends the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
There are numerous risks associated with our recent entry into an agreement to acquire Westwind Partners.
     On October 1, 2007 we announced that we had entered into an agreement to acquire Westwind Partners, a full service, institutionally oriented, independent investment bank headquartered in Toronto, Canada and focused on the energy and mining sectors. These risks are described in detail in the proxy statement we have filed with the SEC relating to the Westwind transaction and include, without limitation, the following:
•	Thomas Weisel Partners and Westwind may experience difficulties, unexpected costs and delays in integrating their businesses, business models and cultures and the combined company may not realize synergies, efficiencies or cost savings from the transaction. Even if Thomas Weisel Partners and Westwind are able to integrate such businesses and operations successfully, there can be no assurance that this integration will result in any synergies, efficiencies or cost savings. If we are unable to integrate Westwind personnel successfully or retain key Thomas Weisel Partners or Westwind personnel after the transaction is completed, our business may suffer,

•	We could be subject to unknown liabilities of Westwind, which could cause us to incur substantial financial obligations and harm our business.

•	The transaction is subject to conditions to closing that could result in the transaction being delayed or not consummated, which could negatively impact our stock price and future business and operations. In order to obtain required regulatory approvals, we may become subject to conditions that we do not currently anticipate.

•	Following the acquisition of Westwind, we may become subject to additional risks relating to Westwind’s business, such as (i) Westwind’s focus on specific sectors of the economy such as energy and mining and (ii) Westwind’s focus on Canada and business dependent on the health and/or growth of the Canadian economy. In addition, we will become further subject to foreign currency risk and the political, economic, legal, operational and other risks that are inherent in operating in a foreign country.
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
     During the period beginning February 7, 2006 and ending September 30, 2007, the proceeds of our initial public offering were used as follows: (i) approximately $7.9 million was used to pay off notes payable, (ii) approximately $18.3 million was used to increase the capital of our broker-dealer subsidiary, Thomas Weisel Partners LLC, and (iii) $10.0 million was used to provide seed investment funds for new asset management products. As of September 30, 2007 approximately $30.0 million remains invested in municipal debt securities, auction rate securities and tax exempt money market funds. It is our expectation that the full amount of the proceeds of the offering will be used by us for general corporate purposes, including strategic acquisitions and investments.
     In March 2007, we repurchased 28,646 shares of our common stock in a private transaction at the purchase price of $16.09 per share for a total cost of approximately $0.5 million. In May 2007, we repurchased 30,000 shares of our common stock in a private transaction at the purchase price of $16.00 per share for a total cost of approximately $0.5 million. In September 2007, we repurchased 42,336 shares of our common stock in a private transaction at the purchase price of $7.11 per share for a total cost of approximately $0.3 million. These repurchases were funded through cash and cash equivalents. The shares were retired upon repurchase.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     There were no matters submitted to a vote of security holders during the three months ended September 30, 2007.
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

THOMAS WEISEL PARTNERS GROUP, INC.
Date: November 13, 2007	By:	/s/ Thomas W. Weisel
		Name:	Thomas W. Weisel
		Title:	Chairman and Chief Executive Officer

Date: November 13, 2007	By:	/s/ David A. Baylor
		Name:	David A. Baylor
		Title:	Chief Financial Officer

S-1

EXHIBIT INDEX

		Incorporated by Reference
Exhibit			File	Date of	Exhibit	Filed
Number	Exhibit Description	Form	Number	First Filing	Number	Herewith

2.1	Plan of Reorganization and	S-1/A	333-129108	12/13/2005	2.1
	Merger Agreement, dated as
	of October 14, 2005, by and
	among Thomas Weisel Partners
	Group LLC, Thomas Weisel
	Partners Group, Inc. and
	TWPG Merger Sub LLC
2.2	Agreement and Plan of Merger	10-K	000-51730	3/29/2006	2.2
	between Thomas Weisel
	Partners Group, Inc. and
	Thomas Weisel Partners Group
	LLC
3.1	Certificate of Incorporation	S-1	333-129108	10/19/2005	3.1
3.2	By-Laws	S-1	333-129108	10/19/2005	3.2
4.1	Form of Common Stock	10-K	000-51730	3/29/2006	4.1
	Certificate
4.2	Registration Rights Agreement	10-K	000-51730	3/29/2006	4.2
4.3	Warrant	10-K	000-51730	3/29/2006	4.3
10.1+	Amended and Restated Equity	10-Q	000-51730	8/10/2007	10.1
	Incentive Plan
10.2	Amendments to the Fully	10-Q	000-51730	8/10/2007	10.2
	Disclosed Clearing Agreement
	dated as of August 15, 2005
	by and between National
	Financial Services LLC and
	Thomas Weise Partners LLC
10.3	Lease, dated as of September	10-Q	000-51730	8/10/2007	10.3
	30, 2007, between SP4 190 S.
	LASALLE, L.P. and Thomas
	Weisel Partners Group, Inc.
10.4+	First Amendment to CEO	—	—	—	—	X
	Employment Agreement
10.5	Lease, dated as of August 1,	—	—	—	—	X
	2007, between Farallon
	Capital Management, L.L.C
	and Thomas Weisel Partners
	Group, Inc.
10.6	Lease, dated as of September	—	—	—	—	X
	1, 2007, between
	Schweizerische
	Rückversicherungs-Gesellschaft,
	and Thomas Weisel
	Partners International
	Limited
31.1	Rule 13a-14(a) Certification	—	—	—	—	X
	of Chief Executive Officer
31.2	Rule 13a-14(a) Certification	—	—	—	—	X
	of Chief Financial Officer
32.1	Section 1350 Certification	—	—	—	—	X
	of Chief Executive Officer
32.2	Section 1350 Certification	—	—	—	—	X
	of Chief Financial Officer

+	Indicates a management contract or a compensatory arrangement.
E-1