Form 10-K
period 2007-12-31
Thomas Weisel Partners Group, Inc.
filed 2008-03-17
CIK 1340354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrants’ common stock on June 30, 2007 as reported on The NASDAQ Stock Market, Inc. was $368,909,788.

As of March 11, 2008 there were 32,419,246 shares of the registrant’s common stock outstanding, including 6,639,478 shares of TWP Acquisition Company (Canada), Inc., a wholly-owned subsidiary of the registrant. Each exchangeable share is exchangeable at any time into common stock of the registrant on a one-for-one basis, entitles the holder to dividend and other rights economically equivalent to those of the common stock, and through a voting trust, votes at meetings of stockholders of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrants’ Annual Meeting of Shareholders to be held on May 19, 2008 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

-i-

Special Note Regarding Forward-Looking Statements

We have made statements in this Annual Report on Form 10-K in Item 1 — “Business”, Item 1A — “Risk Factors”, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Annual Report on Form 10-K that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “intend” or “continue”, the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include expectations as to our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined in Part  I, Item 1A — “Risk Factors” in this Annual Report on Form 10-K.

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

Forward-looking statements include, but are not limited to, the following:

•	the following in Item 1 — “Business” —

•	our statement that we believe that our focus on the growth sectors of the economy will allow us to capitalize on the business opportunities created by many of the primary drivers of innovation, growth and capital investment in the U.S. economy;

•	our statements that (i) in the future we expect to continue to sponsor and raise follow-on or new investment funds and (ii) we expect to continue to expand our asset management business and provide additional seed investment funds for new asset management products; and

•	our statement that we believe that the trend to alternative trading systems will continue.

•	the following in Item 1A — “Risk Factors” —

•	our statement that in 2008 we plan to continue to expand our international operations;

•	our statement that we intend to grow our business through both internal expansion and through strategic investments, acquisitions or joint ventures; and

•	our statement that we expect to use the remaining net proceeds of our initial public offering of common stock and our follow-on offering of common stock for general corporate purposes, including support and expansion of our underwriting, trading and asset management businesses and strategic acquisitions and investments.

•	the following in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” —

•	our statement that we expect to expand our trading in Canadian securities as our energy and mining analysts begin to make a greater impact on our U.S. and European accounts, and we will be hiring U.S. based energy bankers and analysts to capitalize on our capabilities in these sectors;

•	our statement that we expect the electronic trading and commission sharing programs to increase our market share of the expanding volume of shares traded by institutional clients through alternative trading platforms;

-ii-

•	our statement that we believe that our current level of equity capital, which includes the net proceeds from our initial public offering and our follow-on offering of common stock, funds anticipated to be provided by operating activities and funds available under temporary loan agreements, will be adequate to meet our liquidity and regulatory capital requirements for the next 12 months;

•	our statement that we expect to make cash payments of approximately $2.6 million for costs related to our acquisition of Westwind Capital Corporation; and

•	our statement that with respect to the investment partnerships existing as of March 31, 2007, we will no longer waive management fees subsequent to March 31, 2007.

-iii-

PART I

When we use the terms “Thomas Weisel Partners”, “we”, “us”, “our” and the “firm” we mean Thomas Weisel Partners Group, Inc., a Delaware corporation, and its consolidated subsidiaries, taken as a whole, as well as any predecessor entities, unless the context otherwise indicates.

Item 1.	Business

Overview

We are an investment bank focused principally on growth companies and growth investors. We were founded in 1998 and initially capitalized through investments from our founding partners and more than 20 venture capital and private equity firms. On February 7, 2006, Thomas Weisel Partners Group, Inc., a Delaware corporation, succeeded to the business of Thomas Weisel Partners Group LLC and completed an initial public offering of its common stock.

On January 2, 2008, we completed our acquisition of Westwind Capital Corporation, an independent, institutional investment bank focused on growth companies and growth investors, particularly in the energy and mining sectors. Subsequent to the acquisition of Westwind, we have 15 office locations and a global reach that spans five countries.

We generate revenues by providing financial services that include investment banking, brokerage, research and asset management. We take a comprehensive approach in providing these services to growth companies. We are exposed to volatility and trends in the general securities market and the economy. Notwithstanding this exposure to volatility and trends, in order to provide value to our clients, we have made a long-term commitment to maintaining a substantial, full-service integrated business platform. As a result of this commitment, if business conditions result in decreases to our revenues, we may not experience corresponding decreases in the expense of operating our business.

Principal Business Lines

Our business is organized into four service offerings: investment banking, brokerage, research and asset management.

Investment Banking

Our investment bankers provide two primary categories of services: (i) corporate finance and (ii) strategic advisory. Our corporate finance practice is comprised of industry coverage groups that are dedicated to establishing long-term relationships and executing a broad range of capital raising transactions. Our strategic advisory practice focuses on developing tailored solutions to meet client goals and objectives through industry expertise, transaction experience and corporate relationships with leading growth companies. In addition, through our commitment to providing senior-level attention, we focus on building and maintaining long-term strategic advisory relationships with growth companies.

We take a lifecycle approach to servicing growth companies. We combine our industry knowledge base with our corporate, venture capital and professional relationships to identify leading growth companies for our services. The execution capabilities of our investment banking professionals enable us to provide these companies with a full range of investment banking services, including equity and debt securities offerings and strategic advisory services throughout their lifecycle as they engage in more complex capital markets and strategic transactions.

Corporate Finance.  Our corporate finance practice advises on and structures capital raising solutions for our corporate clients through public and private offerings of equity and debt securities, including convertible debt. We offer a wide range of financial services designed to meet the needs of growth companies, including initial public offerings, or IPOs, follow-on and secondary offerings, equity-linked offerings, private investments in public equity, or PIPEs, and private placements of both debt and equity securities. Within corporate finance, our capital markets group executes a variety of transactions, both public underwritten securities offerings and private offerings, assists clients with investor relations advice and introduces companies seeking to raise capital to investors that we believe will be supportive long-term investors. We assist the efforts of our corporate finance practice by providing aftermarket trading support for our corporate finance clients.

Strategic Advisory.  Our strategic advisory services include general strategic advice as well as transaction specific advice regarding mergers and acquisitions, divestitures, spin-offs, privatizations, special committee assignments and takeover defenses. Our specialized advisory professionals work in conjunction with the industry groups in advising our corporate clients. We seek to become a trusted advisor to the leading growth companies and to achieve a balance between our buy- and sell-side assignments. Our buy- and sell-side assignments are generated through our network of business relationships and our reputation for quality execution. Our strategic advisory services are also supported by our capital markets professionals, who provide assistance in acquisition financing and market intelligence in connection with mergers and acquisitions transactions.

Brokerage

We provide two principal categories of services within our brokerage operations: (i) institutional brokerage, which comprises institutional sales, sales trading, trading and special situations and (ii) private client services.

Institutional Brokerage.  We provide equity and convertible debt securities sales and trading services to more than 1,000 institutional investors, which includes investors acquired as a result of the Westwind acquisition.

Institutional Sales.  Our institutional sales professionals provide equity and convertible debt securities sales services to institutional investors and seek to develop strong relationships with the portfolio managers they serve by developing expertise and working closely with our equity research department. Our institutional sales professionals focus on growth companies identified by our equity research department and seek to develop a thorough understanding of those companies.

Sales Trading.  Our sales traders are experienced in the industry and are knowledgeable regarding both the markets for growth company securities and the institutional traders who buy and sell them. Through our sales trading professionals, we connect with many large and active buy-side trading desks in the United States, Canada and Europe.

Trading.  Our trading professionals provide support to our institutional clients in their pursuit of best execution, including facilitating block trades, providing electronic trading services, committing capital and otherwise providing liquidity. In addition, our convertible debt trading desk maintains securities inventory in connection with the execution of customer trades and to service the needs of clients, which include both investors and issuers of convertible debt securities, and in connection with certain proprietary trading activities.

Special Situations.  Our special situations group focuses on sourcing liquidity via overnight block trades, reverse inquiries and quiet accumulations for investment banking, institutional, private equity and high net worth clients in a confidential manner and in connection with these activities engages in certain proprietary trading activities.

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

As of January 2, 2008, our equity research professionals covered 600 companies headquartered in 20 countries. Approximately 85% of the companies covered had market capitalizations of $10 billion or less.

Equity Research by Geographic Location
(as of January 2, 2008)

Equity Research by Market Capitalization
(as of January 2, 2008)

The sectors and industry components we focus on within equity research are set forth in the table and chart below:

Technology	Healthcare	Energy

Hardware
•   Communications Equipment: IP Networking
•   Computer Systems and Storage
•   Electronic Supply Chain
•   Information & Financial Technology Services
•   Semiconductors: Analog & Mixed Signal
•   Semiconductors: Multimedia & Specialty
•   Semiconductors: Processors & Components

Software & Services
•   Software: Applications & Communications
•   Software: Infrastructure

Media & Telecom
•   Internet Services
•   Media & Entertainment
•   Telecom Services

•   Biotechnology
•   Healthcare Information Technology and Pharmaceutical Services
•   Life Science and Diagnostics
•   Medical Devices
•   Pharmaceuticals: Specialty

Industrial Growth
•   Alternative Energy
•   Applied Technologies
•   Defense & Security

Consumer
•   Gaming & Lodging and Interactive Market Services
•   Lifestyles/Sports Retailers
•   Retailing: Hardlines
•   Retailing: Softlines
• Equipment & Services • Exploration & Production • Oil & Gas Services Mining • Base Metals • Diamonds • Precious Metals • Uranium Other • Financial Services • Real Estate

Equity Research by Sector
(based on number of companies covered as of January 2, 2008)

Our research analysts analyze major trends, publish research on new areas of growth, provide fundamental, company-specific coverage and work with our institutional clients to identify and evaluate investment opportunities in publicly traded companies. They periodically publish comprehensive “white-paper” studies of an industry or a long-term investment theme, provide analysis and commentary on growth companies and publish detailed primary research on investment opportunities.

We annually host several conferences targeting growth companies and investors, including our Technology, Telecom and Internet Conference, Alternative Energy Conference, Healthcare Conference, Consumer Conference, Natural Resource Conference and Growth Stock Conference. We use these specialized events to showcase companies to institutional investors focused on investing in these growth sectors. We believe that our conferences differentiate us from smaller investment banks that may lack the relationships and resources to host broadly attended industry events.

Asset Management

Our asset management division is divided into three principal units: (i) private investment funds, (ii) public equity investment products and (iii) distribution management.

Private Investment Funds.  We are currently the general partner of four groups of investment funds:

•	Thomas Weisel Global Growth Partners is a fund of funds for private fund investments with a capital commitment of $287.6 million and a fund for secondary private equity investments with a capital commitment of $130.9 million. These funds were formed in 2000 and 2002, respectively. As of December 31, 2007, the total amount that has been invested by these funds was $372.7 million.

•	Thomas Weisel Healthcare Venture Partners is a healthcare venture capital fund that invests in the emerging life sciences and medical technology sectors. The fund was formed in 2003 with a capital commitment of $121.8 million, $70.0 million of which has been invested as of December 31, 2007.

•	Thomas Weisel India Opportunity Fund is a fund of funds targeting venture capital and private equity funds primarily investing in growth businesses in India. The fund was formed in 2006 with a capital commitment of $56.6 million, $16.0 million of which has been invested as of December 31, 2007.

•	Thomas Weisel Venture Partners is a venture capital fund that invests in information technology companies, particularly in the broadly defined software and communications industries. The fund was formed in 2000 with a capital commitment of approximately $252.5 million, $193.6 million of which has been invested as of December 31, 2007.

In the future we expect to continue to sponsor and raise follow-on or new investment funds.

For certain of the funds for which we are a general partner we also act as manager of the fund and receive management fees generally based on committed capital or net assets of the partnerships.

Public Equity Investment Products.  We have a small/mid-cap growth public equity investment team based in Portland, Oregon. Between the hiring of this team in the fourth quarter of 2006 and December 31, 2007, we have provided approximately $20 million of seed investment capital for the products they manage. This public equity investment team manages these products through an asset management subsidiary and collectively is entitled to receive approximately 50% of the profits generated.

In addition, we have provided seed investment funds for an asset management product managed in our San Francisco office that is invested in long and short positions in publicly traded equities and related options and other derivative instruments.

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

Employees

At December 31, 2007, we had approximately 650 employees. As a result of our acquisition of Westwind on January 2, 2008, our number of employees increased. At March 11, 2008, we had approximately 690 employees.

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

Competition

As an investment bank, all aspects of our business are intensely competitive. Our competitors are investment banking firms, other brokerage firms, merchant banks and financial advisory firms. We compete with some of our competitors nationally or regionally and with others on a product or service basis. Many of our competitors have substantially greater capital and resources than we do and offer a broader range of financial products. We believe that the principal factors affecting competition in our business include client relationships, reputation, the abilities of our professionals, market focus and the relative quality and price of our services and products.

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

We experience price competition with respect to our investment banking business. One trend, particularly in the equity underwriting business, toward multiple book runners and co-managers has increased the competitive pressure in the investment banking industry and may lead to lower average transaction fees.

We also experience intense price competition with respect to our brokerage business, including large block trades, spreads and trading commissions. The ability to execute trades electronically and through other alternative trading systems has increased the pricing pressure on trading commissions and spreads, as well as affected the volume of trades being executed through traditional full-service platforms. We believe that this trend toward alternative trading systems will continue.

In addition, we experience competition with respect to our asset management business both in the pursuit of investors for our investment funds and products and in the identification and completion of investments in attractive portfolio companies for our investment funds. We compete for individual and institutional clients on the basis of price, the range of products we offer, the quality of our services as well as on the basis of financial resources available to us and invested in our products. We may be competing with other investors and corporate buyers for the investments that we make.

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

Regulation

Our business, as well as the financial services industry in general, is subject to extensive regulation in the United States and elsewhere. As a matter of public policy, regulatory bodies in the United States and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. These regulatory bodies adopt and amend rules (which are subject to approval by government agencies) for regulating the industry and conduct periodic examinations of members. In the United States, the Securities and Exchange Commission (the “SEC”) is the federal agency responsible for the administration of the federal securities laws. Thomas Weisel Partners LLC, our wholly-owned subsidiary, is registered as a broker-dealer with the SEC and FINRA, the Financial Industry Regulatory Authority (successor to the National Association of Securities Dealers, Inc., or the NASD) and in all 50 states and the District of Columbia, and Thomas Weisel Partners (USA) Inc. (formerly Westwind Partners (USA) Inc.), our wholly-owned indirect subsidiary, is registered as a broker-dealer with the SEC and FINRA and in 15 states. Accordingly, each of Thomas Weisel Partners LLC and Thomas Weisel Partners (USA) Inc. is subject to regulation and oversight by the SEC and FINRA, a self-regulatory organization which is itself subject to oversight by the SEC and which adopts and enforces rules governing the conduct, and examines the activities, of its member firms, including Thomas Weisel Partners LLC and Thomas Weisel Partners (USA) Inc. In 2007, Thomas Weisel Partners LLC opened and registered branch offices in London, England, Zurich, Switzerland, Chicago, Illinois, Palo Alto, California, Independence, Ohio and Baltimore, Maryland. In 2008, Thomas Weisel Partners LLC opened and registered branch offices in Denver, Colorado, and Toronto, Ontario, Canada, and deregistered its branch office in Mumbai, India. State securities regulators also have regulatory or oversight authority over Thomas Weisel Partners LLC and Thomas Weisel Partners (USA) Inc. In addition, Thomas Weisel Partners LLC and several other wholly-owned subsidiaries of ours, including Thomas Weisel Capital Management LLC, Thomas Weisel Asset Management LLC, TW Asset Management LLC and Thomas Weisel Global Growth Partners LLC, are registered as investment advisers with the SEC and subject to regulation and oversight by the SEC. Thomas Weisel Partners LLC is also a member of, and is subject to regulation by, the New York Stock Exchange (the “NYSE”), and the American Stock Exchange. Thomas Weisel Partners LLC is also registered as an introducing broker with the Commodity Futures Trading Commission and is a member of the National Futures Association. In Canada, investment dealers are also subject to regulation by self-regulatory organizations which are responsible for the enforcement of and conformity with securities legislation for their members and have been granted the powers to prescribe their own rules of conduct and financial requirements of members.

Thomas Weisel Partners Canada, Inc. (formerly Westwind Partners Inc.), our registered Canadian broker-dealer subsidiary, is subject to regulation by the securities commissions of Ontario, Quebec, British Columbia, Manitoba, Saskatchewan and Nova Scotia, is a member of the Investment Dealers Association of Canada and is a participating organization of the Toronto Stock Exchange, the TSX Venture Exchange and Canada’s New Stock Exchange. Thomas Weisel Partners Canada, Inc., is required by the Investment Dealers Association to belong to the Canadian Investors Protection Fund (“CIPF”), whose primary role is investor protection. The CIPF may charge member firms assessments based on revenues and risk premiums. The CIPF provides protection for securities and cash held in client accounts up to CDN$1,000,000 per client with separate coverage of CDN$1,000,000 for certain types of accounts. This coverage does not protect against market fluctuations. Each of Thomas Weisel Partners International Limited and Thomas Weisel Partners (UK) Limited, each a registered U.K. broker-dealer subsidiary, is subject to regulation by the Financial Securities Authority in the United Kingdom. Thomas Weisel Partners (UK) Limited is a member of the London Stock Exchange. Thomas Weisel International Private Limited, our Indian subsidiary, is subject to the oversight of Indian regulatory authorities. Our broker-dealer branch office in Zurich, Switzerland is subject to the oversight of the Swiss Federal Banking Commission (SFBC).

Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure, record-keeping, the financing of customers’ purchases and the conduct and qualifications of directors, officers and employees. In particular, as a registered broker-dealer and member of various self-regulatory organizations, each of Thomas Weisel Partners LLC and Thomas Weisel Partners (USA) Inc. is subject to the SEC’s uniform net capital rule, Rule 15c3-1. Rule 15c3-1 specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of its assets be kept in relatively liquid form. The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, that limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and that constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC’s uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. The SEC has adopted rule amendments that establish alternative net capital requirements for broker-dealers that are part of a consolidated supervised entity. As a condition to its use of the alternative method, a broker-dealer’s ultimate holding company and affiliates (referred to collectively as a consolidated supervised entity) must consent to group-wide supervision and examination by the SEC. If we elect to become subject to the SEC’s group-wide supervision, we will be required to report to the SEC computations of our capital adequacy. Thomas Weisel Partners Canada, Inc. is subject to the Minimum Capital Rule (By-Law No. 17 of the Investment Dealers Association) and the Early Warning System (By-Law No. 30 of the Investment Dealers Association). The Minimum Capital Rule requires that every member shall have and maintain at all times Risk Adjusted Capital greater than zero calculated in accordance with Form 1 (Joint Regulatory Financial Questionnaire and Report) and with such requirements as the Board of Directors of the Investment Dealers Association may from time to time prescribe. Insufficient Risk Adjusted Capital may result in suspension from membership of the Investment Dealers Association. The Early Warning System is designed to provide advance warning that a member firm is encountering financial difficulties. This system imposes certain sanctions on any member who is designated in Early Warning Level 1 or Level 2 according to its capital, profitability, liquidity position, frequency of designation or at the discretion of the Investment Dealers Association. Restrictions on business activities and capital transactions, early filing requirements, and mandated corrective measures are sanctions that may be imposed as part of the Early Warning System. Thomas Weisel Partners Canada, Inc. was not in Early Warning Level 1 or Level 2 during fiscal 2007 or 2006.

The research areas of investment banks have been and remain the subject of increased regulatory scrutiny. In 2002 and 2003, acting in part pursuant to a mandate contained in the Sarbanes-Oxley Act of 2002, the SEC, the NYSE and the NASD adopted rules imposing heightened restrictions on the interaction between equity research analysts and investment banking personnel at member securities firms. In addition, in 2003 and 2004, several securities firms in the United States, including Thomas Weisel Partners LLC, reached a settlement with certain federal and state securities regulators and self-regulatory organizations to resolve investigations into their equity research analysts’ alleged conflicts of interest. Under this settlement, the firms have been subject to certain restrictions and undertakings. As part of this settlement, restrictions have been imposed on the interaction between research and investment banking departments, and these securities firms are required to fund the provision of independent research to their customers. In connection with the research settlement, the firm has also subscribed to a voluntary initiative imposing restrictions on the allocation of shares in initial public offerings to executives and directors of public companies.

The effort to combat money laundering and terrorist financing is a priority in governmental policy with respect to financial institutions. The USA PATRIOT Act of 2001 contains anti-money laundering and financial transparency laws and mandates the implementation of various new regulations applicable to broker-dealers and other financial services companies, including standards for verifying client identification at account opening and obligations to monitor client transactions and report suspicious activities. Anti-money laundering laws outside the United States contain some similar provisions. The obligation of financial institutions, including us, to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions, has required the implementation and maintenance of internal practices, procedures and controls which have increased, and may continue to increase, our costs, and any failure with respect to our programs in this area could subject us to regulatory consequences, including substantial fines and potentially other liabilities.

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

We maintain a public internet site at http://www.tweisel.com and make available free of charge through this site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers, as well as any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also post on our website the charters for our Board of Directors’ Audit Committee, Compensation Committee and Corporate Governance and Nominations Committee, as well as our Corporate Governance Guidelines, our Code of Conduct and Ethics governing our directors, officers and employees and other related materials. In addition, we also post on our website, under “Investment Banking — Transactions” and “International — Investment Banking — Completed Transactions”, links to listings of our completed, filed and announced investment banking transactions. The information on our website is not part of this Annual Report.

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

We focus principally on the technology, healthcare, consumer, energy and mining sectors of the economy. Therefore, volatility in the business environment in these sectors generally, or in the market for securities of companies within these sectors particularly, could substantially affect our financial results and the market value of our common stock. The business environment for companies in these sectors can experience substantial volatility, and our financial results may consequently be subject to significant variations from year to year. The market for securities in each of our focus sectors may also be subject to industry-specific risks. For example, changes in policies by the United States Food and Drug Administration may affect the market for securities of biotechnology and healthcare companies and volatility in the commodities markets may affect the market for securities of energy or mining companies that operate in the affected markets. Underwriting transactions, strategic advisory engagements and related trading activities in our focus sectors represent a significant portion of our businesses. This concentration exposes us to the risk of substantial declines in revenues in the event of downturns in these sectors of the economy.

Any future downturns in our focus sectors could materially adversely affect our business and results of operations.

Our financial results may fluctuate substantially from period to period, which may impair our stock price.

We have experienced, and expect to experience in the future, significant periodic variations in our revenues and results of operations. These variations may be attributed in part to the fact that our investment banking revenues are typically earned upon the successful completion of a transaction, the timing of which is uncertain and beyond our control. In most cases we receive little or no payment for investment banking engagements that do not result in the successful completion of a transaction. As a result, our business is highly dependent on market conditions as well as the decisions and actions of our clients and interested third parties. For example, a client’s acquisition transaction may be delayed or terminated because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or shareholder approvals, failure to secure necessary financing, adverse market conditions or unexpected financial or other problems in the client’s or counterparty’s business. If the parties fail to complete a transaction on which we are advising or an offering in which we are participating, we will earn little or no revenue from the transaction. This risk may be intensified by our focus on growth companies in the technology, healthcare, consumer, energy and mining sectors, as the market for securities of many of these companies has experienced significant variations in the number and size of equity offerings. Recently, more companies initiating the process of an initial public offering are simultaneously exploring merger and acquisition opportunities. If we are not engaged as a strategic advisor in any such dual-tracked process, our investment banking revenues would be adversely affected in the event that an initial public offering is not consummated.

In addition, our investments and warrants we receive from time to time as compensation for investment banking services are adjusted to fair value in accordance with U.S. generally accepted accounting principles at the end of each quarter, which could increase the volatility of our quarterly earnings.

As a result, we are unlikely to achieve steady and predictable earnings on a quarterly basis, which could in turn adversely affect our stock price.

Our ability to retain our professionals and recruit additional professionals is critical to the success of our business, and our failure to do so may materially adversely affect our reputation, business and results of operations.

Our ability to obtain and successfully execute our business depends upon the personal reputation, judgment, business generation capabilities and project execution skills of our senior professionals, particularly Thomas W. Weisel, our founder, Chairman and Chief Executive Officer, Lionel F. Conacher, our President and Chief Operating Officer, and the other members of our Executive Committee. Our senior professionals’ personal reputations and relationships with our clients are a critical element in obtaining and executing client engagements. We encounter intense competition for qualified employees from other companies in the investment banking industry as well as from businesses outside the investment banking industry, such as investment advisory firms, hedge funds, private equity funds and venture capital funds. From time to time, we have experienced losses of investment banking, brokerage, research and other professionals, and losses of our key personnel may occur in the future. For example, during 2007 we experienced the departures of Blake J. Jorgensen and Robert W. Kitts, who were our Co-Directors of Investment Banking and members of our Executive Committee at the beginning of 2007. In addition, since January 1, 2008 we have announced that two other officers who were members of our Executive Committee at the beginning of 2007 (David A. Baylor, our Chief Financial Officer, and Stephen J. Buell, our former Director of Research) will be resigning to pursue other opportunities. The departure or other loss of Mr. Weisel, Mr. Conacher, any other member of our Executive Committee or any other senior professional who manages substantial client relationships and possesses substantial experience and expertise, could impair our ability to secure or successfully complete engagements, protect our market share or retain assets under management, each of which, in turn, could materially adversely affect our business and results of operations. Certain of our investment funds may be subject to key man provisions which, upon the departure or other loss of some or all of the investment professionals managing the fund, may permit the investors in the fund to dissolve the fund or may result in a reduction of the management fees paid with respect to the investment fund.

In connection with our initial public offering and our conversion to corporate form, many of our professionals received substantial amounts of common stock in exchange for their membership interests. Ownership of, and the ability to realize equity value from, our common stock, unlike that of membership interests in Thomas Weisel Partners Group LLC (the predecessor to Thomas Weisel Partners Group, Inc.), does not depend upon continued employment and our professionals are not restricted from leaving us by the potential loss of the value of their ownership interests. Similarly, in connection with our acquisition of Westwind, many of the Westwind professionals received substantial amounts of common stock (or shares exchangeable for common stock) in consideration of their ownership interests in Westwind. Ownership of, and the ability to realize equity value from our common stock (or shares exchangeable for our common stock), unlike that of ownership interests in Westwind, does not depend on continued employment and these professionals are not restricted from leaving us by potential loss of the value of their ownership interests. These shares of common stock (and shares exchangeable for common stock) are subject to certain restrictions on transfer and a portion are pledged to secure liquidated damages obligations to us as set forth in the Partners’ Equity Agreement and the Westwind Capital Corporation Shareholders’ Equity Agreement, each of which has been filed as an exhibit to this Annual Report on Form 10-K. However, these agreements will survive for only a limited period and will permit any professional that is party thereto to leave us without losing any of their shares of common stock (or shares exchangeable for common stock) if they comply with these agreements, and, in some cases, compliance with these agreements may also be waived. Consequently, the steps we have taken to encourage the continued service of these individuals after our initial public offering may not be effective.

In connection with our acquisition of Westwind, any management disruption or difficulties in integrating Thomas Weisel Partners’ and Westwind’s professionals could result in a loss of clients and customers or revenues from clients and customers and could significantly affect our business and results of operations. The success of the Westwind transaction depends in part on our ability to retain our personnel, including personnel formerly employed by Westwind. It is possible that these employees might decide not to remain with us as we continue to integrate the companies. If key employees terminate their employment, or insufficient numbers of employees are retained to maintain effective operations, our business activities might be adversely affected, management’s attention might be diverted from successfully continuing to integrate Westwind’s operations to hiring suitable replacements, and our business might suffer.

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

Our efforts to limit compensation and benefits expense may hinder our ability to retain our professionals and recruit additional professionals.

In connection with our initial public offering, we announced that we intended to target aggregate annual compensation and benefits expense (excluding expenses relating to equity awards made in connection with our initial public offering) within the range of 55% to 58% of annual net revenues (excluding investment gains and losses attributable to investments in partnerships and other securities). Our compensation and benefits expense (excluding expenses relating to share-based awards made in connection with our initial public offering and excluding the one-time compensation expense in the fourth quarter of 2007 attributable to the acceleration of the payment of 2008 mid-year retention bonuses and certain severance expenses, each of which were related to the integration of Westwind), as a percentage of net revenues (excluding investment gains and losses attributable to investments in partnerships and other securities) was 58% for the year ended December 31, 2007. Including the one-time compensation expense in the fourth quarter discussed above, our compensation and benefits expense (excluding expenses relating to equity awards made in connection with our initial public offering), as a percentage of net revenues (excluding investment gains and losses attributable to investments in partnerships and other securities) was 67% for the year ended December 31, 2007. We do not intend to have a target ratio of aggregate annual compensation and benefits expense to net revenues in 2008 and subsequent years.

Competitive pressures may require that our compensation and benefits expense as a percentage of net revenues increase in order to retain our professionals and recruit additional professionals. Further, new business initiatives and efforts to expand existing businesses generally require that we incur compensation and benefits expense before realizing associated additional revenues. Additionally, we have granted equity awards in connection with our IPO and as part of our compensation and hiring process, the full expense of which is recognized pro rata over a three- or four-year vesting period. The future expense associated with these grants and grants in 2008 and thereafter could result in an increase to our ratio of compensation and benefits expense to net revenues in 2008 and subsequent years.

The following table represents the amount of compensation expense we have recorded during the years ended December 31, 2007 and 2006, as well as compensation expense we expect to record in future years for share-based awards granted through March 7, 2008 (amounts in thousands):

Year Expense is	Year of Grant
Recorded	2006	2007	2008(1)	Total

2006	$7,250	$—	$—	$7,250
2007	6,827	4,073	—	10,900
2008	7,458	5,019	3,449	15,926
2009	1,425	5,019	3,860	10,304
Thereafter	454	5,966	8,129	14,549

Total	$23,414	$20,077	$15,438	$58,929

(1)	Includes share-based awards granted through March 7, 2008.

Pricing and other competitive pressures may impair the revenues and profitability of our brokerage business.

We derive a significant portion of our revenues from our brokerage business. Along with other brokerage firms, we have experienced intense price competition in this business in recent years. In particular, the ability to execute trades electronically and through other alternative trading systems has increased the pressure on trading commissions, volume and spreads and has required us to make investments in our brokerage business in order to compete. We expect this trend toward alternative trading systems to continue. We believe we may experience competitive pressures in these and other areas as some of our competitors seek to obtain market share by competing on the basis of price. In addition, we face pressure from our larger competitors, which may be better able to offer a broader range of complementary products and services to brokerage clients in order to win their trading business. As we are committed to maintaining our comprehensive research coverage to support our brokerage business, we may be required to make substantial investments in our research capabilities. If we are unable to compete effectively with our competitors in these areas, brokerage revenues may decline and our business, financial condition and results of operations may be adversely affected.

Difficult market conditions could adversely affect our business in many ways.

Difficult market and economic conditions and geopolitical uncertainties have in the past adversely affected and may in the future adversely affect our business and profitability in many ways. Weakness in equity markets and diminished trading volume of securities could adversely impact our brokerage business. Industry-wide declines in the size and number of underwritings and mergers and acquisitions transactions also would likely have an adverse effect on our revenues. In addition, reductions in the trading prices for equity securities also tend to reduce the deal value of investment banking transactions, such as underwritings and mergers and acquisitions transactions, which in turn may reduce the fees we earn from these transactions. Also, difficult market conditions would likely decrease the value of assets under management in our asset management and private client business, which would decrease the amount of asset-based fees we receive, and may also affect our ability to attract additional, or retain existing, assets under management within these businesses. As we may be unable to reduce expenses correspondingly, our profits and profit margins may decline.

As an investment bank focused principally on the growth sectors of the economy, we depend significantly on transactions by venture capital-backed companies for sources of revenues and potential business opportunities. To the extent venture capital investment activities slow down due to difficult market conditions or otherwise, our business, financial condition and results of operations may be adversely affected. In addition, as we are headquartered in California and a substantial percentage of our growth company clients are located in California, a natural disaster or a regional economic downturn in California could harm our business even when the market conditions elsewhere are not affected. With respect to the energy and mining sectors, any prolonged, substantial reduction in commodity prices may affect the activity levels of companies in those sectors and the consequent demand for our products and services from those companies.

Adverse market or economic conditions or a slowdown of activity in the sectors in which the portfolio companies of our investment funds operate could have an adverse effect on the earnings of those portfolio companies, and therefore, our earnings.

We face strong competition from larger firms.

The brokerage, investment banking and asset management industries are intensely competitive, and we expect them to remain so. We compete on the basis of a number of factors, including client relationships, reputation, the abilities and past performance of our professionals, market focus and the relative quality and price of our services and products. We have experienced intense price competition with respect to our brokerage business, including large block trades, spreads and trading commissions, as well as competition due to the increased use of commission sharing arrangements. Pricing and other competitive pressures in investment banking, including the trends toward multiple book runners, co-managers and multiple financial advisors handling transactions, have continued and could adversely affect our revenues, even during periods where the volume and number of investment banking transactions are increasing. Competitive factors with respect to our asset management activities include the amount of firm capital we can invest in new products and our ability to increase assets under management, including our ability to attract capital for new investment funds. We believe we may experience competitive pressures in these and other areas in the future as some of our competitors seek to obtain market share by competing on the basis of price.

We are a relatively small investment bank with approximately 690 employees as of March 11, 2008 and net revenues of $289.0 million in 2007. Many of our competitors in the brokerage, investment banking and asset management industries have a broader range of products and services, greater financial and marketing resources, larger customer bases, greater name recognition, more senior professionals to serve their clients’ needs, greater global reach and more established relationships with clients than we have. These larger and better capitalized competitors may be better able to respond to changes in the brokerage, investment banking and asset management industries, to compete for skilled professionals, to finance acquisitions, to fund internal growth and to compete for market share generally.

The scale of our competitors has increased over time as a result of substantial consolidation among companies in the brokerage and investment banking industries. In addition, a number of large commercial banks, insurance companies and other broad-based financial services firms have established or acquired underwriting or financial advisory practices and broker-dealers or have merged with other financial institutions. These firms have the ability to offer a wider range of products than we do, which may enhance their competitive position. They also have the ability to support investment banking with commercial banking, insurance and other financial services in an effort to gain market share, which has resulted, and could further result, in pricing pressure in our businesses. In particular, the ability to provide financing has become an important advantage for some of our larger competitors and, because we do not provide such financing, we may be unable to compete as effectively for clients in a significant part of the brokerage and investment banking market.

If we are unable to compete effectively with our competitors, our business, financial condition and results of operations will be adversely affected.

We have incurred losses and may incur losses in the future.

We have incurred losses in the recent past. We recorded net losses of $57.9 million for the year ended December 31, 2002 and $7.1 million for the year ended December 31, 2005. We also recorded net losses in certain quarters within 2007 (including the third and fourth quarters of 2007) and other past fiscal years. We may incur losses in any of our future periods. If we are unable to finance future losses, those losses may have a significant effect on our liquidity as well as our ability to operate.

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

Our strategy is to take a lifecycle approach in providing investment banking services to our clients, however, our investment banking clients generally retain us on a short-term, engagement-by-engagement basis in connection with specific capital markets or mergers and acquisitions transactions, rather than on a recurring basis under long-term contracts. As these transactions are typically singular in nature and our engagements with these clients may not recur, we must seek out new engagements when our current engagements are successfully completed or are terminated. As a result, high activity levels in any period are not necessarily indicative of continued high levels of activity in any subsequent period. If we are unable to generate a substantial number of new engagements and generate fees from the successful completion of these transactions, our business and results of operations would likely be adversely affected.

A significant portion of our brokerage revenues are generated from a relatively small number of institutional clients.

A significant portion of our brokerage revenues are generated from a relatively small number of institutional clients. For example, in 2007 we generated 22% of our brokerage revenues, or approximately 9% of our net revenues, from our ten largest brokerage clients. Similarly, in 2006 we generated 26% of our brokerage revenues, or approximately 12% of our net revenues, from our ten largest brokerage clients. If any of our key clients departs or reduces its business with us and we fail to attract new clients that are capable of generating significant trading volumes, our business and results of operations will be adversely affected.

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

Increases in capital commitments in our trading, underwriting and other businesses increase the potential for significant losses.

The trend in capital markets is toward larger and more frequent commitments of capital by financial services firms in many of their activities. For example, in order to attract clients, investment banks are increasingly committing capital to purchase large blocks of stock from publicly-traded issuers or their significant shareholders, instead of the more traditional marketed underwriting process, in which marketing is typically completed before an investment bank commits capital to purchase securities for resale. We have participated in this trend and expect to continue to do so. As a result, we will be subject to increased risk as we commit greater amounts of capital to facilitate primarily client-driven business. Furthermore, we may suffer losses even when economic and market conditions are generally favorable for others in the industry.

We may enter into large transactions in which we commit our own capital as part of our trading business. The number and size of these large transactions may materially affect our results of operations in a given period. We may also incur significant losses from our trading activities due to market fluctuations and volatility from quarter to quarter. We maintain trading positions in the fixed income and equity markets to facilitate client trading activities, and, at times, these positions can be large and concentrated in a single issuer. In addition, our convertible debt trading group maintains proprietary trading positions. To the extent that we own assets, i.e., have long positions, a downturn in the value of those assets or in those markets could result in losses. Conversely, to the extent that we have sold assets we do not own, i.e., have short positions, an upturn in those markets could expose us to potentially unlimited losses as we attempt to cover our short positions by acquiring assets in a rising market.

We also commit capital to investment funds we sponsor and utilize our own funds as seed capital for new products and services in our asset management business. These investments may diminish in value or may be lost entirely if market conditions are not favorable.

Limitations on our access to capital could impair our liquidity and our ability to conduct our businesses.

Liquidity, or ready access to funds, is essential to financial services firms. Failures of financial institutions have often been attributable in large part to insufficient liquidity. Liquidity is of particular importance to our trading business and perceived liquidity issues may affect our clients’ and counterparties’ willingness to engage in brokerage transactions with us. Our liquidity could be impaired due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects our trading clients, third parties or us. Further, our ability to sell assets may be impaired if other market participants are seeking to sell similar assets at the same time.

Our asset management business is also subject to liquidity risk due to investments in high-risk, illiquid assets. We have made substantial principal investments in our investment funds and may make additional investments in future funds, which often invest in securities that are not publicly traded. There is a significant risk that we may be unable to realize our investment objectives by sale or other disposition at attractive prices or may otherwise be unable to complete any exit strategy. In particular, these risks could arise from changes in the financial condition or prospects of the portfolio companies in which investments are made, changes in national or international economic conditions or changes in laws, regulations, fiscal policies or political conditions of countries in which investments are made. It takes a substantial period of time to identify attractive investment opportunities and then to realize the cash value of our investments through resale. Even if an investment proves to be profitable, it may be several years or longer before any profits can be realized in cash.

We have several broker-dealer subsidiaries in several different jurisdictions which are each subject to the capital requirements of the relevant governmental and self-regulatory authorities in those jurisdictions. For example, Thomas Weisel Partners LLC, our largest broker-dealer subsidiary, is subject to the net capital requirements of the SEC and various self-regulatory organizations of which it is a member. These requirements typically specify the minimum level of net capital a broker-dealer must maintain and also mandate that a significant part of its assets be kept in relatively liquid form. Any failure to comply with these net capital requirements could impair our ability to conduct our core business as a brokerage firm. Furthermore, Thomas Weisel Partners LLC and our other broker-dealer subsidiaries are subject to laws and regulations that authorize regulatory bodies to block or reduce the flow of funds from them to Thomas Weisel Partners Group, Inc. As a holding company, Thomas Weisel Partners Group, Inc. depends on distributions and other payments from its subsidiaries to fund all payments on its obligations, including debt obligations. As a result, regulatory actions could impede access to funds that Thomas Weisel Partners Group, Inc. needs to make payments on obligations, including debt obligations.

Our risk management policies and procedures may leave us exposed to unidentified or unanticipated risk.

Our risk management strategies and techniques may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk.

Among other risks, we are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure, breach of contract or other reasons. We are also subject to the risk that our rights against third parties may not be enforceable in all circumstances. As a clearing member firm, we finance our customer positions and could be held responsible for the defaults or misconduct of our customers. Although we regularly review credit exposures to specific clients and counterparties and to specific industries and regions that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee. In addition, concerns about, or a default by, one institution could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect us. Also, risk management policies and procedures that we utilize with respect to investing our own funds or committing our capital with respect to investment banking, trading activities or asset management activities may not protect us or mitigate our risks from those activities. If any of the variety of instruments, processes and strategies we utilize to manage our exposure to various types of risk are not effective, we may incur losses.

Our operations and infrastructure may malfunction or fail.

Our businesses are highly dependent on our ability to process, on a daily basis, a large number of increasingly complex transactions across diverse markets. Our financial, accounting or other data processing systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including a disruption of electrical or communications services or our inability to occupy one or more of our offices. The inability of our systems to accommodate an increasing volume of transactions could also constrain our ability to expand our businesses. If any of these systems do not operate properly or are disabled, if we experience difficulties in conforming these systems to changes in law or regulation or changes in our business activities or if there are other shortcomings or failures in our internal processes, people or systems, we could suffer an impairment to our liquidity, financial loss, disruption of our businesses, liability to clients, regulatory intervention or reputational damage.

We also face the risk of operational failure of any of our clearing agents, the exchanges, clearing houses or other financial intermediaries we use to facilitate our securities transactions. Any such failure could adversely affect our ability to effect transactions and to manage our exposure to risk. In addition, our continuing integration of Westwind will require operational and systems changes. If the implementation of these changes results in operational failures or disruptions, it could adversely affect our ability to effect transactions and impact our results of operations.

In addition, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses and the communities in which we are located. This may include a disruption due to transitioning from one third-party service provider to another or due to a disruption involving electrical, communications, transportation or other services used by us or third parties with which we conduct business, whether due to fire, other natural disaster, power or communications failure, act of terrorism or war or otherwise. Nearly all of our employees in our primary locations, including San Francisco, New York, Toronto, London and Boston, work in close proximity to each other. If a disruption occurs in one location and our employees in that location are unable to communicate with or travel to other locations, our ability to service and interact with our clients may suffer and we may not be able to implement successfully contingency plans that depend on communication or travel. Insurance policies to mitigate these risks may not be available or may be more expensive than the perceived benefit. Further, any insurance that we may purchase to mitigate certain of these risks may not cover our loss.

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

Our recent acquisition of Westwind and any future acquisitions or joint ventures could entail a number of risks, including problems with the effective integration of operations, the inability to maintain key pre-acquisition business relationships, the inability to retain key employees, increased operating costs, exposure to unanticipated liabilities, risks of misconduct by employees not subject to our control, difficulties in realizing projected efficiencies, synergies and cost savings, and exposure to new or unknown liabilities.

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

In 2007, we expanded our international operations through the opening of our Zurich, Switzerland office, and we recently completed our acquisition of Westwind Partners, which resulted in our acquisition of operations and offices in Canada and the expansion of our operations in London, England. In connection with our business activities in Canada, England, Switzerland and India, and to the extent that we pursue other business opportunities outside the United States, we will be subject to political, economic, legal, operational and other risks that are inherent in operating in a foreign country, including risks of possible nationalization, expropriation, price controls, capital controls, exchange controls and other restrictive governmental actions, as well as the outbreak of hostilities. In many countries, the laws and regulations applicable to the securities and financial services industries are uncertain and evolving, and it may be difficult for us to determine the exact requirements of local laws in every market. Our inability to remain in compliance with local laws in a particular foreign market could have a significant and negative effect not only on our businesses in that market but also on our reputation generally. We are also subject to the enhanced risk that transactions we structure might not be legally enforceable in the relevant jurisdictions. Westwind’s business is conducted and its revenues are substantially derived from activities outside of the United States. Accordingly, following our acquisition of Westwind, our exposure to risks relating to international operations have increased significantly.

As we expand our international operations, we will increase our exposure to foreign currency risk.

As a result of the expanded international operations, we hold assets, incur liabilities, earn revenues and pay expenses in foreign currencies, including the Canadian dollar, the Swiss franc and the pound sterling. Because our financial statements will continue to be presented in U.S. dollars, we will be required to translate assets, liabilities, income and expenses that relate to our international operations and that are denominated in foreign currencies into U.S. dollars at the then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus the various foreign currencies will affect the value of these items in our financial statements, even if their value has not changed in such foreign currencies. As a result, our financial results could be more volatile as a result of our international operations. Although we may enter into transactions to hedge portions of this foreign currency translation exposure, we will not be able to eliminate this exposure.

Thomas Weisel Partners may experience difficulties, significant additional expenses, unexpected costs and delays as we continue to integrate our business, business model and culture with those of the former Westwind Capital Corporation and the combined company may not realize synergies, efficiencies or cost savings.

Prior to the completion of the acquisition of Westwind, Thomas Weisel Partners and Westwind operated independently. The success of the combined company following the completion of the transaction may depend in large part on the ability to integrate the two companies’ businesses, business models and cultures. As we continue the integration of Thomas Weisel Partners and Westwind, we may experience difficulties, unanticipated costs and delays. The challenges involved in the continued integration include:

•	the necessity of coordinating geographically disparate organizations that employ a significant number of employees and addressing possible differences in corporate and regional cultures and management philosophies;

•	integrating and retaining personnel from different companies while maintaining focus on providing consistent, high-quality client service;

•	integrating information technology systems and resources;

•	unforeseen expenses or delays associated with the transaction;

•	performance shortfalls at one or both of the companies as a result of the diversion of management’s attention to the transaction and subsequent integration; and

•	meeting the expectations of clients with respect to the integration.

As we continue the integration, we expect to incur significant additional expenses in connection with the integration of the two businesses, including integrating personnel, geographically diverse operations, information technology systems, customers and strategic partners of each company.

We have made and expect to continue making changes to certain aspects of Westwind’s operations to integrate Westwind’s operations with those of Thomas Weisel Partners. For example, we have made changes to the way in which Westwind’s research professionals interact with its investment banking professionals to conform to Thomas Weisel Partners’ policies and procedures in this regard. In addition, we expect that Westwind’s combination with a larger firm could affect its existing client relationships or its ability to enter into new client relationships. Any changes that we have made or will make to Westwind’s operations, in addition to the fact that Westwind is now part of a larger organization, could disrupt Westwind’s business and client relationships and could substantially affect our ability to achieve the expected benefits of the transaction and our business and results of operations.

The integration of certain operations, in particular regarding the two companies’ research and brokerage businesses, following the transaction will continue to take time and will require the dedication of significant management resources, which may temporarily distract management’s attention from the routine business of the combined company. The acquisition of Westwind represented our first significant acquisition as a public company. Employee uncertainty and lack of focus as we continue the integration process may also disrupt the business of the combined company.

It is possible that the continuation of the integration process could result in the loss of key employees, diversion of the combined company’s management’s attention, the disruption or interruption of, or the loss of momentum in, the combined company’s ongoing business or inconsistencies in standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with clients and employees, our ability to achieve the anticipated benefits of the transaction, or otherwise adversely affect the business and financial results of the combined company. In addition, the integration process may strain the combined company’s financial and managerial controls and reporting systems and procedures. This may result in the diversion of management and financial resources from the combined company’s core business objectives.

Even if Thomas Weisel Partners and Westwind are able to integrate such businesses and operations successfully, there can be no assurance that this integration will result in any synergies, efficiencies or cost savings or that any of these benefits will be achieved within a specific time frame.

Evaluation of our prospects may be more difficult in light of our limited operating history.

Our company was formed in 1998 and we have a limited operating history upon which to evaluate our business and prospects. In addition we recently acquired Westwind, which was formed in 2002 and which also has a limited operating history. As a relatively young enterprise, we are subject to the risks and uncertainties that face a company during its formative development. Some of these risks and uncertainties relate to our ability to attract and retain clients on a cost-effective basis, expand and enhance our service offerings, raise additional capital and respond to competitive market conditions. We may not be able to address these risks adequately, and our failure to do so may adversely affect our business and the value of an investment in our common stock.

We could be subject to unknown liabilities of Westwind, which could cause us to incur substantial financial obligations and harm our business.

Although the former Westwind shareholders are required to indemnify us for certain breaches of representations and warranties made in the arrangement agreement governing our acquisition of Westwind, the shareholders’ obligation is subject to monetary and time limitations. In addition, if we are entitled to indemnification by the former Westwind shareholders, it may be costly to enforce those rights and/or we may not be successful in collecting amounts we are entitled to. If there are liabilities of Westwind of which we are not aware, we may have little or no recourse against the former Westwind shareholders and may be obligated to bear the costs of those liabilities. In addition, many of the former Westwind shareholders will continue as employees of the combined company following closing of the transaction. Accordingly, if an indemnifiable claim does arise, we may need to weigh the need to be indemnified for that claim against the potential employee distraction or damage to employee relations that may result if we were to seek recourse for that claim.

As a result of the acquisition of Westwind, we are subject to additional risks relating to Westwind’s business.

As a result of the acquisition of Westwind, we are subject to the risks relating to Westwind’s business. Because the risks and uncertainties facing us may differ from those that faced Westwind, the market price, results of operations and financial condition of the combined company may be affected by risks and uncertainties different from those affecting us prior to the acquisition. These risks include the following:

•	Westwind’s focus on specific sectors of the economy — Westwind’s investment banking business focused principally on the mining and energy sectors of the economy. As a result of the acquisition of Westwind, the combined company’s business has more exposure to these sectors than Thomas Weisel Partners’ business had prior to the transaction. Volatility in the business environment in these sectors generally, including the related commodities markets, or in the market for securities of companies within these sectors, could substantially affect our business and results of operations.

•	Westwind’s focus on Canada — Westwind generated a substantial majority of its revenues from Canadian-based clients. As a result, Westwind’s business and results of operations was highly dependent on the strength of the Canadian economy. As a result of the acquisition of Westwind, we expect that a significant portion of the combined company’s business will be derived from Canadian-based clients. Accordingly, our business will be affected by changes in the Canadian economy and investment activity in Canada. To the extent that we experience a decline in business in Canada, due to unfavorable conditions in the Canadian economy or otherwise, we may not be able to offset these declines by increases in other aspects of our business and our financial results could suffer.

Risks Related to Our Industry

Risks associated with regulatory impact on capital markets.

Highly-publicized financial scandals in recent years have led to investor concerns over the integrity of the U.S. financial markets, and have prompted Congress, the SEC and FINRA to significantly expand corporate governance and public disclosure requirements. To the extent that private companies, in order to avoid becoming subject to these new requirements, decide to forgo initial public offerings, our equity underwriting business may be adversely affected. In addition, provisions of the Sarbanes-Oxley Act of 2002 and the corporate governance rules imposed by self-regulatory organizations have diverted many companies’ attention away from capital market transactions, including securities offerings and acquisition and disposition transactions. In particular, companies that are or are planning to be public are incurring significant expenses in complying with the SEC and accounting standards relating to internal control over financial reporting, and companies that disclose material weaknesses in such controls under the new standards may have greater difficulty accessing the capital markets. These factors, in addition to adopted or proposed accounting and disclosure changes or changes in laws and regulations governing brokerage and research activities, may have an adverse effect on our business.

Financial services firms have been subject to increased scrutiny over the last several years, increasing the risk of financial liability and reputational harm resulting from adverse regulatory actions.

Firms in the financial services industry have been operating in a difficult regulatory environment. The U.S. financial services industry has experienced increased scrutiny from a variety of regulators, including the SEC, FINRA and state attorneys general. Penalties and fines sought by regulatory authorities have increased substantially over the last several years. This regulatory and enforcement environment has created uncertainty with respect to a number of transactions that had historically been entered into by financial services firms and that were generally believed to be permissible and appropriate. We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. We also may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other United States or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. Among other things, we could be fined, prohibited from engaging in some of our business activities or subject to limitations or conditions on our business activities. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which could seriously harm our business prospects.

In addition, financial services firms are subject to numerous conflicts of interest or perceived conflicts. The SEC and other federal and state regulators have increased their scrutiny of potential conflicts of interest. We have adopted various policies, controls and procedures to address or limit actual or perceived conflicts and regularly seek to review and update our policies, controls and procedures. However, appropriately dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with conflicts of interest. Our policies and procedures to address or limit actual or perceived conflicts may also result in increased costs, additional operational personnel and increased regulatory risk. Failure to adhere to these policies and procedures may result in regulatory sanctions or client litigation. For example, the research areas of investment banks have been and remain the subject of heightened regulatory scrutiny which has led to increased restrictions on the interaction between equity research analysts and investment banking personnel at securities firms. Several securities firms in the United States, including our wholly-owned U.S. broker-dealer subsidiary, Thomas Weisel Partners LLC, reached a global settlement in 2003 and 2004 with certain federal and state securities regulators and self-regulatory organizations to resolve investigations into equity research analysts’ alleged conflicts of interest. Under this settlement, the firms have been subject to certain restrictions and undertakings, which have imposed additional costs and limitations on the conduct of our businesses. Potential civil lawsuits implicating investment research analysts’ conflicts of interest were not settled as part of the global settlement. The global settlements also did not resolve potential charges involving individual employees, including supervisors, and regulatory investigations are continuing. Our total potential liability in respect of such civil cases cannot be reasonably estimated but could be material to our results of operations.

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

We face significant legal risks in our businesses, and, in recent years, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions have been increasing. These risks include potential liability under securities or other laws for materially false or misleading statements made in connection with securities offerings and other transactions, potential liability for “fairness opinions” and other advice we provide to participants in strategic transactions and disputes over the terms and conditions of complex trading arrangements. We are also subject to claims arising from disputes with employees for alleged discrimination or harassment, among other things. These risks often may be difficult to assess or quantify, and their existence and magnitude often remain unknown for substantial periods of time.

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

Risks Related to Ownership of Our Common Stock

Taken together, a significant percentage of our outstanding common stock and shares exchangeable for common stock is owned or controlled by our senior professionals and other employees and their interests may differ from those of other shareholders.

Our senior professionals and other employees collectively own more than 40% of the total shares of common stock outstanding (including shares exchangeable for common stock). Our Chief Executive Officer, Thomas W. Weisel, beneficially owns approximately 7.5% of our common stock and our President and Chief Operating Officer, Lionel F. Conacher, beneficially owns approximately 4.8% of our common stock (including shares exchangeable for common stock). Mr. Weisel and Mr. Conacher, together with the other members of our Executive Committee, collectively own approximately 16.1% of our common stock (including shares exchangeable for common stock). As a result of these shareholdings, our senior professionals and employees are effectively able to elect our entire board of directors, control our management and policies, in general, determine without the consent of the other stockholders the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets. Our employees are effectively able to prevent or cause a change in control of us. These actions may be taken even if other shareholders oppose them.

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

Sales of substantial amounts of common stock by our senior professionals, employees and other shareholders, or the possibility of such sales, may adversely affect the price of our common stock, may impede our ability to raise capital through the issuance of equity securities, and may cause trading volume in our common stock to be volatile.

As of March 11, 2008, there are 32,419,246 shares of our common stock outstanding, including 6,639,478 exchangeable shares of TWP Acquisition Company (Canada) Inc., one of our wholly-owned subsidiaries. Each exchangeable share is exchangeable at any time into common stock of the registrant on a one-for-one basis, entitles the holder to dividend and other rights economically equivalent to those of the common stock, and through a voting trust, votes at our stockholder meetings.

Of these shares, up to approximately 15.1 million shares are freely transferable without restriction or further registration under the Securities Act of 1933. Subject to certain exceptions, the remaining approximately 17.3 million shares of common stock and shares exchangeable for common stock will be available for future sale upon the expiration or the waiver of transfer restrictions or in accordance with registration rights. In addition, since we became a public company we have granted (and will continue to grant in the future) equity awards to our employees that began to vest and become deliverable in 2007. Upon vesting and delivery of the shares of common stock underlying these awards many employees may decide to sell all or a portion of their shares in the public markets and these sales may happen at or around the same time due to similar vesting dates or due to the limited periods of time (trading windows) when we allow our employees to trade our common stock. These factors may affect both the price of our common stock and the volume of shares traded. For further information refer to the “Securities Authorized for Issuance under Equity Compensation Plans” within Item 5 — “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Annual Report on Form 10-K.

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

Owners of our common stock may experience dilution of their equity investment as a result of our issuance of additional shares of common stock or securities that are convertible into, or exercisable for, shares of our common stock. We may issue additional shares of common stock in connection with any merger or acquisition we undertake, in future public or private offerings to raise additional capital or in satisfaction of currently outstanding restricted stock units, warrants and options. For example, on January 2, 2008, we issued a total of 7,009,112 shares of our common stock (and shares exchangeable for common stock) to former shareholders of Westwind in connection with our acquisition of Westwind. We also have granted and will continue to grant equity awards under our Equity Incentive Plan as part of our compensation and hiring processes, and when these awards are vested or become deliverable we will issue additional shares of common stock in satisfaction thereof.

As of December 31, 2007, there were 2,341,570 restricted stock units outstanding. Of these restricted stock units, 851,976 were made in connection with our initial public offering and have a three-year vesting period. The remaining 1,489,594 restricted stock units outstanding as of December 31, 2007 have a four-year vesting period. On February 8, 2008, we made an additional grant of 2,220,178 restricted stock units as part of our regular compensation process with a four-year vesting period.

For further information refer to the “Securities Authorized for Issuance under Equity Compensation Plans” within Item 5 — “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Annual Report on Form 10-K.

We may be required to make substantial payments under indemnification agreements.

In connection with our initial public offering and our conversion to corporate form, we entered into agreements that provide for the indemnification of our members, partners, directors, officers and certain other persons authorized to act on our behalf against certain losses that may arise out of our initial public offering or the related reorganization transactions, certain liabilities of our partners relating to the time they were members of Thomas Weisel Partners Group LLC, and certain tax liabilities of our former members that may arise in respect of periods prior to our initial public offering when we operated as a limited liability company.

In addition, in connection with acquisition transactions, such as our acquisition of Westwind, and in connection with the ordinary conduct of our business, such as in our relationship with out clearing brokers, we have provided and will continue to provide indemnities to counterparties.

We may be required to make payments under these indemnification agreements, which could adversely affect our financial condition.

We do not expect to pay any cash dividends in the foreseeable future.

We intend to retain any future earnings to fund the operation and expansion of our business, and, therefore, we do not anticipate paying cash dividends in the foreseeable future. Accordingly, our shareholders must rely on sales of their shares of common stock after price appreciation, which may never occur, as the only way to realize any future gains on an investment in our common stock. Investors seeking cash dividends should not purchase our common stock.

We have broad discretion over the use of the net proceeds to us from our initial public offering of common stock in February 2006 and our follow-on offering of common stock in May 2006.

We have broad discretion to use the net proceeds to us from our initial public offering of common stock in February 2006 and our follow-on offering of common stock in May 2006, and our shareholders rely on the judgment of our board of directors and our management regarding the application of these proceeds. Through December 31, 2007, we have used a portion of the net proceeds of our common stock offerings to repay notes to third parties, to increase the capital in our broker-dealer subsidiary, Thomas Weisel Partners LLC, to provide seed investment funds for new asset management products and for other general corporate purposes. In January 2008, we paid $45 million in cash from these proceeds to former shareholders of Westwind in connection with our acquisition of Westwind. The remaining portion of these net proceeds have been invested in municipal debt securities, auction rate securities and tax exempt money market funds. We expect to use the remaining net proceeds from these offerings for general corporate purposes, including support and expansion of our underwriting, trading and asset management businesses and strategic acquisitions and investments, but we have not allocated all of these net proceeds for specific purposes. We may not be able to find appropriate opportunities to deploy these funds and any investments, whether for specific corporate purposes, such as investment in our underwriting, trading or asset management businesses, or for strategic acquisitions, may not generate favorable returns.

Our common stock has only been publicly traded since February 2, 2006 and we expect that the price of our common stock will fluctuate substantially.

There has only been a public market for our common stock since February 2, 2006 and since that date through March 11, 2008 our stock price on the Nasdaq stock market has fluctuated between a low of $7.22 per share and a high of $24.35 per share. The closing price of our common stock on March 11, 2008 on the Nasdaq stock market was $8.00 per share.

Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuations in our stock price may include, among others, actual or anticipated variations in quarterly operating results, changes in financial estimates by us or by any securities analysts who might cover our stock, or our failure to meet the estimates made by securities analysts, announcements by us or our competitors or significant acquisitions, strategic partnerships or divestitures, announcements by our competitors of their financial or operating results, to the extent those announcements are perceived by investors to be indicative of our future financial results or market conditions, additions or departures of key personnel, sales of our common stock, including sales of our common stock by our directors, officers and employees or by our other principal stockholders, and cyclical changes in the market in the growth sectors of the economy.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our principal operating locations are as follows, all of which are leased facilities:

				Facility
	Lease		Area	Character
	Expiration	Approximate	Subleased	and Principal
Location	Year(s)	Size	to Others	Business Use
		(in square feet)	(in square feet)

San Francisco, California	2010, 2012 and 2015	140,400	18,000	Corporate Headquarters, Brokerage, Research, Investment Banking, Asset Management
New York, New York	2010 and 2016	75,500	20,400	Brokerage, Research, Investment Banking, Asset Management
Boston, Massachusetts	2010	19,100	3,800	Brokerage, Research, Investment Banking, Asset Management
Toronto, Canada(1)	2008	13,300	—	Brokerage, Research, Investment Banking
Calgary, Canada(1)	2013	8,100	2,600	Brokerage, Research, Investment Banking
Mumbai, India	2008 and 2009	7,000	—	Brokerage Support
East Palo Alto, California	2009	6,300	—	Asset Management, Research
Zurich, Switzerland	2011	5,400		Brokerage
Portland, Oregon	2009	5,300	—	Asset Management
London, U.K.(1)	2008 and 2014	4,200	—	Brokerage, Investment Banking, Research
Montreal, Canada(1)	2015	4,000	—	Brokerage
Chicago, Illinois	2010	2,000	—	Brokerage

(1)	Relates to office space entered into as a result of the acquisition of Westwind on January 2, 2008.

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

At a Special Meeting of Shareholders held on December 14, 2007, our shareholders approved the issuance of share of our common stock for the acquisition of Westwind Capital Corporation by Thomas Weisel Partners Group, Inc. For further information regarding the acquisition, please see the related Proxy Statement filed with the SEC on November 7, 2007.

The table below shows the results of the shareholders’ voting:

			Votes Withheld
	Votes in Favor	Votes Against	/Abstentions	Broker Non-Voted

Proposal to issue common stock for the acquisition of Westwind Capital Corporation	21,306,288	24,519	2,830	N/A
Proposal to conduct other business and any adjournment or postponement of the special meeting	18,669,811	2,661,044	2,782	N/A

Directors and Executive Officers of the Registrant

Set forth below is information concerning our board of directors and executive officers. Each director will hold office until our next annual meeting of shareholders to be held on May 19, 2008, and until a successor has been duly elected and qualified. Executive officers are appointed by and serve at the discretion of our board of directors.

Name	Age	Title

Thomas W. Weisel	67	Director, Chairman and Chief Executive Officer
Thomas I.A. Allen	67	Director
Matthew R. Barger	50	Director
Michael W. Brown	62	Director
B. Kipling Hagopian	66	Director
Alton F. Irby III	67	Director
Timothy A. Koogle	56	Director
Michael G. McCaffery	54	Director
Lionel F. Conacher	45	President and Chief Operating Officer
David A. Baylor	48	Chief Financial Officer
Keith Gay	49	Director of Research
Mark P. Fisher	38	General Counsel
William L. McLeod	42	Co-Director of Investment Banking
Brad Raymond	42	Co-Director of Investment Banking
Paul C. Slivon	49	Director of Institutional Sales
Anthony V. Stais	42	Director of Trading

A brief biography of each director and executive officer follows:

Thomas W. Weisel has served as our Chairman and Chief Executive Officer since October 1998 and has been a director of Thomas Weisel Partners Group, Inc. since October 2005. Prior to founding Thomas Weisel Partners, from 1978 until September 1998, Mr. Weisel was Chairman and Chief Executive Officer of Montgomery Securities, an investment banking and financial services firm. Mr. Weisel also founded and served as President of Montgomery Sports, which was also known as Tailwind Sports. Mr. Weisel received a bachelor of arts degree from Stanford University and an M.B.A. from Harvard Business School.

Thomas I.A. Allen has been a director of Thomas Weisel Partners Group, Inc. since February 2008. Mr. Allen is Counsel to Ogilvy Renault LLP, an international law firm based in Canada. Mr. Allen served as a director of Westwind Capital Corporation, prior to its acquisition by Thomas Weisel Partners in January 2008. Mr. Allen also serves as a director of Mundoro Mining Inc., YM BioSciences Inc. and Middlefield Bancorp Limited. Mr. Allen is a Fellow of the Chartered Institute of Arbitrators (London,

England). He is also past Chairman of the Accounting Standards Oversight Council of Canada and a former member of the Advisory Board of the Office of the Superintendent of Financial Institutions of Canada and past Chairman of the Corporate Finance Committee of the Investment Dealers Association of Canada (IDA), a former public director of the IDA, and a former member of the IDA’s Executive Committee. Mr. Allen holds a bachelor of arts degree and an LL.B, both from the University of Western Ontario.

Matthew R. Barger has been a director of Thomas Weisel Partners Group, Inc. since February 2007. Mr. Barger is currently a Senior Advisor to Hellman & Friedman LLC, a private equity firm. Mr. Barger joined Hellman & Friedman in 1984 and has held several positions during his tenure, including that of Managing General Partner. Prior to joining Hellman & Friedman, Mr. Barger was an associate in the Corporate Finance Department of Lehman Brothers Kuhn Loeb. Mr. Barger serves as a Director of Hall Capital Partners, an investment advisory firm, and as an Advisory Board member of Artisan Partners and of Mondrian Investment Partners, both investment advisory firms. Mr. Barger holds a bachelor’s degree from Yale University and an M.B.A. from the Stanford Graduate School of Business.

Michael W. Brown has been a director of Thomas Weisel Partners Group, Inc. since February 2007. Mr. Brown was an officer of Microsoft Corporation from December 1989 through July 1997, serving as Vice President and Chief Financial Officer from August 1994 to July 1997, as Vice President — Finance from April 1993 to August 1994 and as Treasurer from January 1990 to April 1993. Prior to joining Microsoft, Mr. Brown spent 18 years with Deloitte & Touche LLP in various positions. Mr. Brown is also a Director of EMC Corporation, a provider of information management systems, software and services, a Director of VMware, Inc., a provider of computer virtualization solutions, and a Director of Administaff, Inc., a professional employer organization providing services such as payroll and benefits administration. Mr. Brown is also a director of several private companies. Mr. Brown is a past Chairman of the Nasdaq Stock Market Board of Directors and a past governor of the National Association of Securities Dealers and is a member of the University of Washington Business School Advisory Board. Mr. Brown holds a bachelor of science degree in economics from the University of Washington in Seattle.

B. Kipling Hagopian has been a director of Thomas Weisel Partners Group, Inc. since January 2006. Mr. Hagopian was a founder of Brentwood Associates, a venture capital investment company, and was a general partner of all of the funds started by Brentwood Associates from inception in 1972 until 1989. He was a General Partner of Brentwood Associates until 1996. He has been a Special Limited Partner of each of the five Brentwood funds started since 1989, and he is a Special Advisory Partner to Redpoint Ventures I, which is a successor to Brentwood Associates’ information technology funds. Mr. Hagopian is also Chairman and President of Segue Productions, a feature film production company, and he is a Managing Partner of Apple Oaks Partners LLC, a private investment company which manages his own capital and the capital of one other individual. Mr. Hagopian serves on the board of directors of Maxim Integrated Products, a semiconductor company. Mr. Hagopian holds a bachelor of arts degree and an M.B.A., both from the University of California, Los Angeles.

Alton F. Irby III has been a director of Thomas Weisel Partners, Group, Inc. since February 2008. Mr. Irby is a founding partner of London Bay Capital LLC, a privately held investment firm, which was founded in May 2006 and he was founding partner of Tricorn Partners LLP, a privately held investment bank from May 2003 to May 2006. Prior to founding Tricorn Partners, Mr. Irby was a partner of Gleacher & Co. Ltd., was Chairman and Chief Executive Officer of HawkPoint Partners, formerly known as National Westminster Global Corporate Advisory, and was a founding partner of Hambro Magan Irby Holdings. He is the chairman of ContentFilm plc and also serves as a director of Catlin Group Limited, McKesson Corporation (and of one of McKesson Corporation’s U.K. subsidiaries) and several other privately held firms. Mr. Irby holds a bachelor’s degree from the Georgia Institute of Technology and served four years on active duty as an intelligence officer in the U.S. Marine Corps.

Timothy A. Koogle has been a director of Thomas Weisel Partners Group, Inc. since January 2006. In 1978, Mr. Koogle founded Phase 2, Inc., which was sold to Motorola, Inc. in 1981. Mr. Koogle served in a number of executive management positions with Motorola between 1981 and 1990. He was President of Intermec Corporation and Corporate Vice President of its parent company, Western Atlas/ Litton, a multinational technology company from 1990 to 1995. Mr. Koogle was the founding Chief Executive Officer of Yahoo! Inc. from July 1995 to May 2001 and Chairman of the Board of Directors of Yahoo! from 1999 to 2001. Mr. Koogle served as Vice Chairman and Director of Yahoo! from May 2001 to August 2003. He is currently a private venture investor engaged in the formation and growth of early stage technology companies. He is also founder and Chief Executive Officer of Serendipity Land Holdings, LLC, a private land development company, and the Managing Director of The Koogle Foundation, a private philanthropic organization focused on the education of underprivileged youth. Mr. Koogle holds a bachelor of science degree from the University of Virginia and M.S. and D. Engr. degrees in mechanical engineering from Stanford University.

Michael G. McCaffery has been a director of Thomas Weisel Partners Group, Inc. since January 2006. Mr. McCaffery was the President and Chief Executive Officer of Stanford Management Company, a division of Stanford University that manages the university’s financial and real estate assets, from September 2000 to June 2006. Prior to joining Stanford Management Company, Mr. McCaffery spent twelve years at Robertson Stephens & Company Group, L.L.C., an investment banking and financial services firm, serving as President and Chief Executive Officer from January 1993 to December 1999 and subsequently as Chairman from January 2000 to December 2000. Mr. McCaffery is a director of KB Home and serves as the Chief Executive Officer and as a director of Makena Capital LLC, an investment management firm. Mr. McCaffery received a bachelor of arts degree from Princeton University and an M.B.A. from Stanford Business School. He also holds a B.A. Honours and an M.A. as a Rhodes Scholar from Merton College at Oxford University.

Lionel F. Conacher joined Thomas Weisel Partners as President in January 2008 in connection with the acquisition of Westwind Capital Corporation and was also named our Chief Operating Officer in March 2008. Prior to joining Thomas Weisel Partners, Mr. Conacher served as an officer of Westwind since 2002, first as a Managing Director and then as the Chief Executive Officer and President. Prior to his employment by Westwind, Mr. Conacher held positions with Citigroup, Brookfield Asset Management and National Bank Financial. Mr. Conacher holds a bachelor’s degree from Dartmouth College in Economics and Art History.

David A. Baylor has served as our Chief Financial Officer since April 2007. Mr. Baylor has previously served as our Chief Administrative Officer from January 2004 to March 2007 and as our General Counsel from October 1998 until March 2004. Previously, Mr. Baylor was a certified public accountant with Deloitte & Touche LLP, a corporate and securities attorney with Howard, Rice, Nemerovski, Canady, Falk & Rabkin, and a managing director with Montgomery Securities. Mr. Baylor received a bachelor of science degree from Arizona State University and a J.D. from the University of California, Berkeley. On March 5, 2008, we announced that Mr. Baylor had given notice of his intention to resign his position to pursue other opportunities and that he would remain as Chief Financial Officer through a transition period.

Keith Gay joined Thomas Weisel Partners in 1999 and has served as our Director of Research since February 2008 and served as our Associate Director of Research prior to that time. Prior to his becoming Associate Director of Research, Mr. Gay was a Research Analyst who followed Applications Software in the Technology sector from 2000 to 2005 at Thomas Weisel Partners. From 1996 until 1999, he was a Managing Director and a Senior Research Analyst at NationsBanc Montgomery Securities, where he followed the Education and Training sectors. Prior to his employment with NationsBanc Montgomery Securities, Mr. Gay was a Vice President in Investment Banking at Merrill Lynch & Co., where he covered the General Industrials sector. He entered the investment banking business following a ten-year career in the U.S. Air Force, where he was an Assistant Professor at the U.S. Air Force Academy Department of Management. Mr. Gay received a Bachelor of Arts degree in Economics from the University of California at Los Angeles and a Master of Business Administration degree from the Anderson School at the University of California at Los Angeles.

Mark P. Fisher has served as our General Counsel since May 2005. From January 1998 until May 2005, prior to joining Thomas Weisel Partners, Mr. Fisher practiced corporate and securities law at Sullivan & Cromwell LLP. Mr. Fisher received a bachelor of arts degree from Stanford University, a J.D. from Harvard Law School and a Ph.D. in economics from the University of Chicago.

William L. McLeod joined Thomas Weisel Partners in 2004 and has served as Co-Director of Investment Banking and Director of Capital Markets since July 2007. Prior to serving as Co-Director of Investment Banking, Mr. McLeod served as a Managing Director with Thomas Weisel Partners’ Investment Banking department. Mr. McLeod has over 17 years of Wall Street investment banking experience, including, prior to joining Thomas Weisel Partners, at Banc of America Securities, as Co-Head of U.S. Equity Capital Markets, and at J.P. Morgan Securities. Mr. McLeod has a bachelor’s degree from Southern Methodist University and an M.B.A. from the University of Chicago.

Brad Raymond joined Thomas Weisel Partners in 2004 and has served as Co-Director of Investment Banking since July 2007. Prior to serving as Co-Director of Investment Banking, Mr. Raymond served as a Managing Director with Thomas Weisel Partners’ Investment Banking department. Mr. Raymond has more than 14 years of investment banking experience, with a focus on the technology sector. Prior to joining Thomas Weisel Partners, Mr. Raymond was affiliated with Morgan Stanley from 1999 to 2004, including serving as Co-Head of Software Investment Banking. In addition, Mr. Raymond worked within the technology investment banking groups at both J.P. Morgan Securities and Alex. Brown & Sons. Mr. Raymond has a bachelor’s degree from Harvard College and an M.B.A. from the Haas School of Business at the University of California at Berkeley.

Paul C. Slivon joined Thomas Weisel Partners as a Partner in Institutional Sales in 1999 and has served as our Director of Institutional Sales since May 2001. From January 1993 until January 1999, prior to joining Thomas Weisel Partners, Mr. Slivon served as Managing Director of Institutional Sales at Robertson Stephens & Company Group, L.L.C., an investment banking and financial services firm. Previously, Mr. Slivon was Senior Vice President of Kemper Securities. Mr. Slivon received a bachelor of arts degree from Amherst College and an M.B.A. from the University of California, Los Angeles.

Anthony V. Stais has served as our Director of Trading since September 2006, and previously served as Co-Director of Trading since June 2005. Mr. Stais joined Thomas Weisel Partners in January 2001 and served as our Director of Sales-Trading from January 2001 to June 2005. Prior to joining Thomas Weisel Partners, between August 1987 and January 2001, Mr. Stais worked at Goldman Sachs, Merrill Lynch and Salomon Brothers in both institutional sales trading and wealth management. Mr. Stais received a bachelor of arts degree from Bowdoin College.

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

The proceeds of our initial public offering were used as follows: (i) $7.9 million was used to payoff notes payable, (ii) $18.3 million was used to increase the capital of our broker-dealer subsidiary, Thomas Weisel Partners LLC, (iii) $25.0 million was used to provide seed investment funds for new asset management products and (iv) $15.0 million was used to pay transaction consideration to shareholders of Westwind in connection with our acquisition of Westwind on January 2, 2008.

Issuer Purchases of Equity Securities

During the year ended December 31, 2007 we did not have a share repurchase plan in place. However, we repurchased the following shares of our common stock in private transactions during the year ended December 31, 2007:

		Purchase
Month During 2007	Number of Shares	Price per Share	Total Cost

March	28,646	$16.09	$460,914
May	30,000	$16.00	480,000
September	42,336	$7.11	301,009

Total share repurchases	100,982		$1,241,923

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

Market Information and Dividend Policy

Our common stock has been quoted on The Nasdaq Stock Market, Inc. (“Nasdaq”) under the symbol “TWPG” since our initial public offering in February 2006. Prior to that time, there was no public market for our common stock. The following table sets forth the high and low sales prices per share of our common stock as reported on the Nasdaq for the periods indicated:

	Sale Price
	High	Low

Year Ended December 31, 2007
First Quarter	$21.52	$17.08
Second Quarter	20.80	15.75
Third Quarter	17.11	11.11
Fourth Quarter	17.32	11.41

Year Ended December 31, 2006
First Quarter (from February 3, 2006)	$24.00	$18.71
Second Quarter	24.35	16.11
Third Quarter	19.64	12.12
Fourth Quarter	23.22	15.01

As of December 31, 2007, there were approximately 115 holders of record of our common stock. This number does not include stockholders for whom shares were held in “nominee” or “street” name. No dividends have been declared or paid on our common stock. We do not currently anticipate that we will pay any cash dividends on our common stock in the foreseeable future.

On January 9, 2008, our shares of common stock were approved for listing on the Toronto Stock Exchange (“TSX”) under the symbol “TWP”. The listing on the TSX was undertaken in connection with our acquisition of Westwind. Shares of our common stock are quoted in Canadian dollars on the TSX.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2007 with respect to compensation plans under which equity securities of the registrant are authorized for issuance:

		Number of				Number of
		Securities to be		Weighted-		Securities
		Issued Upon		Average		Remaining
		Exercise of		Exercise Price of		Available for
		Outstanding		Outstanding		Future Issuance
		Options,		Options,		Under Equity
		Warrants and		Warrants and		Compensation
Plan Category	Plan Name	Rights		Rights		Plans

Equity compensation plans approved by security holders	Thomas Weisel Partners Group, Inc. Equity Incentive Plan(1)	3,036,869	(2)	$19.87	(3)	3,113,131
Equity compensation plans not approved by security holders	None	—		—		—

Total		3,036,869	(2)	$19.87	(3)	3,113,131

(1)	Approved by Thomas Weisel Partners Group LLC as sole shareholder of Thomas Weisel Partners Group, Inc. prior to our initial public offering. Amended in May 2007 by the shareholders of Thomas Weisel Partners Group, Inc. to increase the maximum number of shares that may be issued under the plan by 1,150,000 shares. Total number of shares issuable under the plan is 6,150,000.

(2)	These shares of common stock may be issued pursuant to 2,951,653 outstanding restricted stock units and 85,216 outstanding options.

(3)	Under the Thomas Weisel Partners Group, Inc. Equity Incentive Plan, no exercise price is applicable to restricted stock units. The weighted-average exercise price stated relates solely to the options issued under the Thomas Weisel Partners Group, Inc. Equity Incentive Plan. As of December 31, 2007 there were 85,216 outstanding options with a weighted-average exercise price of $19.87.

Performance Graph

The following graph and table compare:

•	the performance of an investment in our common stock over the period of February 3, 2006 through January 3, 2008, beginning with an investment at the closing market price on February 3, 2006, the end of the first day our common stock traded on the Nasdaq Stock Market following our initial public offering and thereafter based on the closing price of our common stock on the Nasdaq Stock Market; with

•	an investment in the Russell 2000 Growth Index and an investment in the Standard and Poor’s Mid Cap Investment Banking & Brokerage Index Sub-Industry Index (the “S&P Brokerage Sub-Industry Index”), in each case, beginning with an investment at the closing price on February 2, 2006 and thereafter based on the closing price of the index.

The graph and table assume $100 was invested on the starting date at the price indicated above and that dividends, if any, were reinvested on the date of payment without payment of any commissions. The performance shown in the graph and table represents past performance and should not be considered an indication of future performance.

	2/3/06	4/3/06	7/3/06	10/3/06	1/3/07	4/3/07	7/3/07	10/3/07	1/3/08
Thomas Weisel Partners Group, Inc.	$100.00	$107.29	$100.26	$80.89	$110.94	$95.89	$88.85	$83.39	$61.61
Russell 2000 Growth Index	$100.00	$104.50	$98.72	$94.66	$103.94	$107.98	$115.75	$116.52	$108.23
S&P Brokerage Sub-Industry Index	$100.00	$105.78	$113.74	$109.29	$118.43	$125.06	$137.78	$145.15	$118.89

The information provided above under the heading “Performance Graph” shall not be considered “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Item 6.	Selected Financial Data

Set forth below is selected consolidated financial and other data of Thomas Weisel Partners Group, Inc. (in thousands, except Selected Data and Ratios). The Selected Data and Ratios have been obtained or derived from our records. The data below should be read in conjunction with Item 1A — “Risk Factors”, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, our consolidated financial statements and the notes to our consolidated financial statements.

	As of or For the Year Ended December 31,
	2007	2006	2005	2004	2003

Statement of Operations Data
Revenues:
Investment banking	$127,228	$124,136	$75,300	$84,977	$82,414
Brokerage	120,187	123,809	138,497	154,746	139,391
Asset management	33,414	25,752	36,693	44,009	41,598
Interest income	17,718	13,525	5,510	3,148	2,116
Other revenue	920	—	—	—	—

Total revenues	299,467	287,222	256,000	286,880	265,519
Interest expense	(10,418)	(10,905)	(5,114)	(3,470)	(3,615)

Net revenues	289,049	276,317	250,886	283,410	261,904

Expenses excluding interest:
Compensation and benefits	187,902	152,195	154,163	146,078	127,184
Non-compensation expenses	103,920	97,997	101,594	112,606	122,921

Total expenses excluding interest	291,822	250,192	255,757	258,684	250,105

Income (loss) before taxes	(2,773)	26,125	(4,871)	24,726	11,799
Provision for taxes (tax benefit)	(2,793)	(8,796)	2,187	2,044	1,342

Net income (loss)	$20	$34,921	$(7,058)	$22,682	$10,457

Less: Preferred dividends and accretion	—	(1,608)	(15,654)	(15,761)	(15,380)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS AND TO CLASS A, B AND C SHAREHOLDERS	$20	$33,313	$(22,712)	$6,921	$(4,923)

Statement of Financial Condition Data
Total assets	$586,680	$483,189	$312,823	$309,174	$312,606
Total liabilities	313,053	216,135	199,428	178,206	182,721
Total redeemable convertible preference stock	—	—	223,792	221,635	216,624
Shareholders’ and members’ equity (deficit)	273,627	267,054	(110,397)	(90,667)	(86,739)
Debt, including capital lease obligations	27,420	32,499	19,539	16,336	17,863
Selected Data and Ratios
Cash dividends declared per common share	$—	$—	$—	$—	$—
Investment Banking:
Number of transactions	83	87	63	88	62
Revenue per transaction (in millions)	$1.53	$1.43	$1.15	$0.93	$1.23
Brokerage:
Average daily brokerage revenue (in millions)	$0.48	$0.49	$0.55	$0.61	$0.55
Equity Research:
Publishing analysts	29	30	39	32	33
Companies covered	480	485	565	469	474
Number of companies covered per publishing analyst	17	16	14	15	14
Other:
Average number of employees	632	565	548	540	525

For the Year Ended
December 31, 2006

PRO FORMA, AS ADJUSTED (UNAUDITED)(a)
Pro forma net revenues(b)	$276,179
Pro forma income before tax(b)	25,987
Pro forma tax benefit(c)	(7,363)
Pro forma net income(b)(c)	33,350
Pro forma preferred dividends and accretion	—
Pro forma net income attributable to common shareholders and to Class A, B and C shareholders(b)(c)	33,350
Pro forma earnings per share:
Pro forma basic earnings per share	$1.39
Pro forma diluted earnings per share	$1.34
Pro forma weighted average shares used in the computation of per share data:
Pro forma basic weighted average shares outstanding	23,980
Pro forma diluted weighted average shares outstanding	24,945

(a)	The pro forma, as adjusted amounts depict results we estimate we would have had during the year ended December 31, 2006 if the reorganization transactions had taken place on January 1, 2006, as these amounts change tax expense to amounts that we estimate we would have paid if we were a corporation beginning January 1, 2006. Additionally, these amounts decrease net revenues by the amount of interest expense on notes payable issued to preferred shareholders upon consummation of the reorganization transactions. The amounts for the year ended December 31, 2006 reflect pro forma results of operations as if these transactions had occurred on January 1, 2006. See Note 20 — Pro Forma, As Adjusted (Unaudited) to the consolidated financial statements.

(b)	Reflects decrease in net revenues and net income before tax of $0.1 million for the estimated interest expense for the notes issued to Class D and D-1 preferred shareholders.

(c)	On a pro forma basis, the tax benefit for the year ended December 31, 2006 was decreased by the estimated additional tax expense of $1.5 million as if we were a corporation beginning January 1, 2006. The additional tax expense is attributable to our applicable tax rate, a combination of federal, state and local income tax rates, of 42% applied to our pro forma net income for the period beginning January 1, 2006 through February 6, 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are an investment bank founded in 1998 focused principally on growth companies and growth investors. Our business is managed as a single operating segment and we generate revenues by providing financial services that include investment banking, brokerage, research and asset management. We take a comprehensive approach in providing these services to growth companies.

During 2007, we executed on the following initiatives:

•	Acquisition of Westwind. In 2007 we initiated and on January 2, 2008 we completed our acquisition of Westwind for approximately $155 million. Westwind is a full-service, institutionally oriented, independent investment bank focused on the energy and mining sectors. Westwind, which was founded in 2002 and headquartered in Toronto, has additional offices in Calgary, Montreal and London. Westwind’s mining and energy teams greatly expand our industry coverage. In addition, with Westwind’s presence in Toronto, Calgary, Montreal and London, our geographic coverage further extends into both Canada and London through this acquisition.

Integrating Westwind is our primary focus in 2008. We expect to expand our trading in Canadian securities as our energy and mining analysts begin to make a greater impact on our U.S. and European accounts, and we will be hiring U.S. based energy bankers and analysts to capitalize on Westwind’s capabilities in Canada. In Europe, where we integrated our offices in early 2008, we are combining our sales forces and marketing the combined companies’ products and expertise.

As the acquisition of Westwind occurred on January 2, 2008, the consolidated results of operations for the years ended December 31, 2007, 2006 and 2005 discussed below do not include Westwind results.

•	Expansion of Brokerage Business. In 2007 we established offices in Denver, Cleveland and Baltimore, and we hired two teams in Europe of senior institutional sales professionals formerly associated with the Prudential Equity Group. In connection with the addition of these European-based sales teams, we opened offices in London and Zurich. This expansion of our institutional sales department is an important step in our strategy to broaden our account base, as well as to expand our business in Europe.

•	Electronic Trading. In 2007 we began to market our electronic trading platform, as well as our commission sharing soft dollar program. We expect these programs to increase our market share of the expanding volume of shares traded by institutional clients through alternative trading platforms.

•	Investments in Asset Management Platform. During 2007 we provided an additional of $15 million of seed investment capital to our small/mid-cap growth equity investment team based in Portland, Oregon.

We are currently facing difficult market and economic conditions. Due to the recent downturn in the market and possibility of recession within the U.S. economy, client activity levels have decreased resulting in, among other things, lower overall investment banking activity. It is difficult to predict when conditions will change.

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

Notwithstanding this exposure to volatility and trends, in order to provide value to our clients, we have made a long-term commitment to maintaining a substantial, full-service integrated business platform. As a result of this commitment, if business conditions result in decreases to our revenues, we may not experience corresponding decreases in the expense of operating our business.

The following table provides a summary of the results of our operations (dollar amounts in thousands):

	For the Year Ended December 31,			2006-2007	2005-2006
	2007	2006	2005	% Change	% Change

Net revenues	$289,049	$276,317	$250,886	4.6%	10.1%
Income (loss) before taxes	(2,773)	26,125	(4,871)	n/a	n/a
Net income (loss)	20	34,921	(7,058)	(99.9)%	n/a
Net income (loss) attributable to common shareholders and to Class A, B and C shareholders	$20	$33,313	$(22,712)
Earnings per share:
Basic earnings per share	$0.00	$1.39
Diluted earnings per share	$0.00	$1.34

Revenues

The following table sets forth our revenues, both in dollar amounts and as a percentage of net revenues (dollar amounts in thousands):

	For the Year Ended December 31,			2006-2007	2005-2006
	2007	2006	2005	% Change	% Change

Revenues:
Investment banking	$127,228	$124,136	$75,300	2.5%	64.9%
Brokerage	120,187	123,809	138,497	(2.9)	(10.6)
Asset management	33,414	25,752	36,693	29.8	(29.8)
Interest income	17,718	13,525	5,510	31.0	145.5
Other revenue	920	—	—	100.0	—

Total revenues	299,467	287,222	256,000	4.3	12.2
Interest expense	(10,418)	(10,905)	(5,114)	(4.5)	113.2

Net revenues	$289,049	$276,317	$250,886	4.6%	10.1%

Percentage of net revenues:
Investment banking	44.0%	44.9%	30.0%
Brokerage	41.6	44.8	55.2
Asset management	11.6	9.3	14.6
Interest income	6.1	4.9	2.2
Other revenue	0.3	—	—

Total revenues	103.6	103.9	102.0
Interest expense	(3.6)	(3.9)	(2.0)

Net revenues	100.0%	100.0%	100.0%

Investment Banking Revenue

Our investment banking revenues include (i) management fees, underwriting fees, selling concessions and agency placement fees earned through our participation in public offerings and private placements of equity and debt securities, including convertible debt, and (ii) fees earned as strategic advisor in mergers and acquisitions and similar transactions. Investment banking revenues are typically recognized at the completion of each transaction. Underwriting revenues are presented net of related expenses.

Unreimbursed expenses associated with private placement and advisory transactions are recorded as non-compensation expenses.

The following table sets forth our investment banking revenues and the number of investment banking transactions (dollar amounts in thousands):

	For the Year Ended December 31,			2006-2007	2005-2006
	2007	2006	2005	% Change	% Change

Investment banking revenue:
Capital raising	$77,634	$93,063	$43,445	(16.6)%	114.2%
M&A	49,594	31,073	31,855	59.6	(2.5)

Total revenues	$127,228	$124,136	$75,300	2.5%	64.9%

Investment banking transactions:
Capital raising	66	72	48
M&A	17	15	15

Total transactions	83	87	63

Average revenue per transaction	$1,533	$1,427	$1,195

2007 versus 2006.  Investment banking revenue increased $3.1 million in 2007 from 2006. Our average revenue per transaction increased to $1.5 million in 2007 from $1.4 million in 2006. During 2007 and 2006, we closed 83 and 87 investment banking transactions, respectively. During 2007 and 2006, approximately 31% and 34%, respectively, of our investment banking revenue was earned from the ten largest transactions during the respective year. We joint book-managed our own initial public offering and follow-on offering in 2006 but did not include those transactions in our transaction count, did not recognize revenue relating to those transactions and did not include those transactions in calculating our revenue per transaction measures.

Capital raising revenue accounted for 61.0% and 75.0% of our investment banking revenue in 2007 and 2006, respectively. Capital raising revenue decreased $15.4 million in 2007 from 2006. Our average revenue per capital raising transaction decreased to $1.2 million in 2007 from $1.3 million in 2006. During 2007 and 2006, we closed 66 and 72 capital raising transactions, respectively.

Strategic advisory revenue accounted for 39.0% and 25.0% of our total investment banking revenue in 2007 and 2006, respectively. Strategic advisory revenue increased $18.5 million in 2007 from 2006. Our average revenue per strategic advisory transaction increased to $2.9 million in 2007 from $2.1 million in 2006. The increase in our average revenue per strategic advisory transaction was primarily due to a single strategic advisory transaction which resulted in $13.4 million of revenue. During 2007 and 2006, we closed 17 and 15 strategic advisory transactions, respectively.

2006 versus 2005.  Investment banking revenue increased $48.8 million in 2006 from 2005. Our average revenue per transaction increased to $1.4 million in 2006 from $1.2 million in 2005. During 2006 and 2005, we closed 87 and 63 investment banking transactions, respectively. During 2006 and 2005, approximately 34% and 43%, respectively, of our investment banking revenue was earned from the ten largest transactions during the respective year.

Capital raising revenue accounted for 75.0% and 57.7% of our investment banking revenue in 2006 and 2005, respectively. Capital raising revenue increased $49.6 million in 2006 from 2005. Our average revenue per capital raising transaction increased to $1.3 million in 2006 from $0.9 million in 2005. During 2006 and 2005, we closed 72 and 48 capital raising transactions, respectively.

Strategic advisory revenue accounted for 25.0% and 42.3% of our total investment banking revenue in 2006 and 2005, respectively. Strategic advisory revenue decreased $0.8 million in 2006 from 2005. Our number of strategic advisory transactions and our average revenue per strategic advisory transaction were 15 and $2.1 million for both 2006 and 2005. Strategic advisory revenues for 2005 included approximately $13.2 million of revenues generated from multiple advisory services we performed for a single client.

Our investment banking engagements usually relate to only one potential transaction and do not provide us with long-term contracted sources of revenue. As a result, our investment banking revenues have and likely will continue to vary significantly between periods. In addition, our investment banking revenues are affected by the overall level of capital raising and mergers and acquisitions activity in the marketplace. Based on data from Dealogic, PrivateRaise, Bloomberg, Securities Data Corp. and other data sources, U.S. equity capital markets transactions (including IPOs, secondary offerings, convertible debt securities offerings, registered direct offerings and private placements) and mergers and acquisitions activity is estimated as follows:

	For the Years Ended December 31,
	2007	2006

Transactions in our target sectors(a)	2,192	2,370
Transactions in all market sectors	4,211	4,453
Our target sectors as a percentage of total transactions	52.1%	53.2%

Revenue generated in our target sectors(a) (in billions)	$784	$738
Revenue generated in all markets (in billions)	$1,713	$1,521
Our target sectors as a percentage of total value	45.8%	48.5%

(a)	For the years ended December 31, 2007 and 2006, target sectors refers to the technology, healthcare and consumer sectors of the economy.

Based upon the market information presented above, for 2007, within our target sectors the number of transactions decreased 7.5% while the revenue increased 6.2% from 2006. This compares to our number of transactions which decreased 4.6% and our revenue which increased 2.5% in 2007 compared to 2006.

Brokerage Revenues

Our brokerage revenues include (i) commissions paid by customers from brokerage transactions in equity securities, (ii) spreads paid by customers on convertible debt securities, (iii) trading gains and losses which result from market making activities, from our commitment of capital to facilitate customer transactions and from proprietary trading activities relating to our convertible debt and special situations trading groups, (iv) advisory fees paid to us by high-net-worth individuals and institutional clients of our private client services group, which are generally based on the value of the assets we manage and (v) fees paid to us for research.

The concentration in brokerage revenues among our ten largest brokerage clients was 22%, 26% and 32% in 2007, 2006 and 2005, respectively, which represents approximately $26 million, $32 million and $45 million of brokerage revenues, respectively.

2007 versus 2006.  Brokerage revenue decreased $3.6 million in 2007 from 2006. The decreases were primarily attributable to decreases in trading volumes in our institutional equity business, partially offset by improvements in our convertible bonds and private client services businesses.

The combined average daily volume on the New York Stock Exchange and Nasdaq was approximately 3.7 billion shares in 2007, an increase of 3.4% from 2006. Our combined average daily customer trading volume decreased 11.0% in 2007 from 2006 primarily due to declines in the volume of shares we traded for our institutional brokerage customers. We believe the decline in our trading volume for institutional customers is partially due to the increased use of alternative trading systems by our customers, a decrease in the willingness of our traditional brokerage customers to pay full-service commissions in order to access our equity research and other factors.

In response to these factors, we have taken several steps, including (i) increasing our focus on middle markets customers, who account for an increasing amount of trading commissions with the brokerage industry and who, in many cases, are engaging in investing activities that utilize our equity research, (ii) developing our product offerings within electronic trading in order to attract and retain trading volume from customers who are shifting away from utilizing full-service brokerage services and increasing their use of alternative trading systems and (iii) broadening our geographic coverage.

2006 versus 2005.  Brokerage revenue decreased $14.7 million in 2006 from 2005. The decrease was primarily attributable to lower revenue from our institutional business due to a reduction in our average daily volume of shares traded for our customers as well, as a decline in our average commissions per share. This overall decrease in brokerage revenue was partially offset by an increase in research fees and our private client services business.

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

Asset Management Revenue

Our asset management revenues include (i) fees from investment partnerships we manage, (ii) allocation of the appreciation and depreciation in the fair value of our investments in the underlying partnerships, (iii) fees we earn from the management of equity distributions received by our clients and (iv) other asset management-related realized and unrealized gains and losses on investments not associated with investment partnerships, which investments are primarily equity securities.

The following table sets forth our asset management revenues (dollar amounts in thousands):

	For the Year Ended December 31,			2006-2007	2005-2006
	2007	2006	2005	% Change	% Change

Asset management revenue:
Management fees	$15,946	$12,420	$29,211	28.4%	(57.5)%
Private equity realized and unrealized gains and losses— net	17,662	12,323	4,310	43.3	185.9
Other securities	(194)	1,009	3,172	(119.2)	(68.2)

Total revenues	$33,414	$25,752	$36,693	29.8%	(29.8)%

2007 versus 2006.  Asset management revenue increased $7.7 million in 2007 from 2006. The increase was primarily due to increased investment gains in partnerships of $5.3 million due to gains from several of our investment funds, as well as increased management fees of $3.5 million. These increases were partially offset by a decrease of $1.2 million in investment gains in other securities in 2007 compared to 2006.

Management fees increased $3.5 million in 2007 from 2006. This increase was primarily attributable to an increase in fees received from Thomas Weisel Global Growth Partners (“TWGGP”) and Thomas Weisel Healthcare Venture Partners (“TWHVP”) of $2.2 million and $1.1 million, respectively. These increases were the result of certain management fees being waived in 2006 that were not waived in 2007. In addition, in 2007, the Thomas Weisel India Opportunity fund was created which resulted in management fees of $0.6 million.

Investment gains in partnerships increased $5.3 million in 2007 from 2006. This increase was primarily due to an increase in investment gains from Thomas Weisel Venture Partners, TWHVP and TWGGP of $9.6 million, $1.5 million and $0.6 million, respectively. These increases in investment gains in partnerships were partially offset by a decrease in investment gains in partnerships of $6.3 million from Thomas Weisel Capital Partners (“TWCP”).

2006 versus 2005.  Asset management revenue decreased by $10.9 million in 2006 from 2005. The decrease was primarily due to the fact that in 2006 we no longer received management fees from TWCP, which were $15.6 million in 2005. TWCP is a late-stage private equity fund whose management was transferred to a third-party in the fourth quarter of 2005. Although we no longer receive management fees from TWCP, we have retained our capital account in TWCP and will receive gain and loss allocations in respect of our capital account balance.

Management fees decreased $16.8 million in 2006 from 2005. As discussed above, the decrease is primarily attributable to the transfer of management of TWCP from which we received $15.6 million in management fees in 2005.

Investment gains in partnerships increased $8.0 million in 2006 from 2005, primarily due to an increase in investment gains received from TWCP and TWHVP of $5.4 million and $2.6 million, respectively. The increase in investment gains from partnerships was offset by a decrease in investment gains in other securities of $2.2 million in 2006 compared to 2005.

Other Revenue

2007 versus 2006.  Other revenue of $0.9 million recorded in 2007 relates to the gain, net of selling costs, on the sale of certain software previously developed for internal use. At the time of sale there were no amounts capitalized relating to this software.

Expenses Excluding Interest

The following table sets forth information relating to our expenses excluding interest, both in dollar amounts and as a percentage of net revenues (dollar amounts in thousands):

	For the Year Ended December 31,			2006-2007	2005-2006
	2007	2006	2005	% Change	% Change

Expenses excluding interest:
Compensation and benefits	$187,902	$152,195	$154,163	23.5%	(1.3)%
Non-compensation expenses	103,920	97,997	101,594	6.0	(3.5)

Total expenses excluding interest	$291,822	$250,192	$255,757	16.6%	(2.2)%

Percentage of net revenues:
Compensation and benefits	65.0%	55.1%	61.4%
Non-compensation expenses	36.0	35.4	40.5

Total	101.0%	90.5%	101.9%

Average number of employees	632	565	548

Compensation and Benefits Expense

Compensation and benefits expenses to secure the services of our employees have been the largest component of our total expenses. Compensation and benefits expense includes salaries, overtime, bonuses, commissions, share-based compensation, benefits, severance, employment taxes and other employee costs.

We have a discretionary bonus plan based on a combination of firm and individual performance and we have entered into guaranteed contractual agreements with employees that require specified bonus payments, both of which are accrued over the service periods. These bonuses make up a significant portion of our compensation and benefits expense, particularly for our senior professionals.

In connection with the integration of Westwind, we have more closely aligned the compensation practices of the two firms with one another and with industry practice by discontinuing the payment of retention bonuses. We accelerated the payment of our 2008 retention bonuses, which were historically established at year-end and paid in the following July, so that they became part of the 2007 year-end bonuses, which were paid in February 2008. The Company recorded a one-time compensation expense of $22.0 million in the fourth quarter of 2007 related to this change in compensation practice, as well as a one-time expense of $2.8 million related to certain acquisition-related severance payments.

Share-based awards constitute a portion of our compensation expense, vest over a four-year service period (except for the share-based awards issued in connection with our initial public offering, which vest over a three-year period), are subject to continued employment and, accordingly, are recorded as non-cash compensation expense ratably over the service period beginning at the date of grant. As a result, our aggregate compensation expense has been, and will continue to be, impacted as we recognize multiple years of share-based compensation expense associated with the vesting of prior year grants in 2007 and subsequent years. As of December 31, 2007, there was (i) $7.4 million of unrecognized compensation expense related to non-vested restricted stock unit awards made in connection with our initial public offering, which is expected to be recognized over a weighted-average period of 1.1 years and (ii) an additional $17.9 million of unrecognized compensation expense related to non-vested restricted stock unit awards made subsequent to our initial public offering, which is expected to be recognized over a weighted-average period of 3.1 years. In addition, in February 2008 we granted share-based awards of $15.4 million, net of expected forfeitures, which will be recognized in compensation expense over the four-year vesting period beginning in February 2008 and ending in January 2012.

In connection with our initial public offering, we announced that we intended to target aggregate annual compensation and benefits expense (excluding expenses relating to share-based awards made in connection with our initial public offering) within the range of 55% to 58% of annual net revenues (excluding investment gains and losses attributable to investments in partnerships and other securities). In 2007, we were not able to comply with this policy due to the one-time compensation expense we incurred in the fourth quarter of 2007 related to the acceleration of 2008 mid-year retention bonuses and certain severance expenses.

Competitive pressures may require that we incur compensation and benefits expense in order to retain our professionals and recruit additional professionals regardless of the level of our net revenues. Further, new business initiatives and efforts to expand existing businesses generally require that we incur compensation and benefits expense before realizing associated additional revenues. As a result in 2008, we will not establish a target ratio of aggregate annual compensation and benefits expense to net revenues, although we will continue to evaluate thoroughly business and personnel decisions with respect to their impact on compensation and benefits expense.

2007 versus 2006.  Compensation and benefits expense increased $35.7 million in 2007 from 2006. The increase primarily relates to the one-time compensation expense of $24.8 million in the fourth quarter of 2007 attributable to the acceleration of the payment of 2008 mid-year retention bonuses and certain severance expenses, each of which were related to the integration of Westwind. In addition, the average number of employees increased during the year ended December 31, 2007 as compared to the year ended December 31, 2006 which has increased the salary related expenses during 2007. Compensation and benefits expense in 2007 and 2006 included $6.1 million and $7.0 million, respectively, of non-cash compensation expense relating to share-based awards made in connection with our initial public offering.

Compensation and benefits expense (excluding expenses relating to share-based awards made in connection with our initial public offering and excluding the one-time compensation expense in the fourth quarter of 2007 attributable to the acceleration of the payment of 2008 mid-year retention bonuses and certain severance expenses, each of which were related to the integration of Westwind), as a percentage of net revenues (excluding investment gains and losses attributable to investments in partnerships and other securities) was 58% in 2007 compared to 55% in 2006. Including the one-time compensation expense in the fourth quarter discussed above, compensation and benefits expense (excluding expenses relating to share-based awards made in connection with our initial public offering), as a percentage of net revenues (excluding investment gains and losses attributable to investments in partnerships and other securities) was 67% in 2007.

2006 versus 2005.  Compensation and benefits expense decreased $2.0 million in 2006 from 2005. The decrease was primarily due to lower bonus expense as well as decreased use of temporary employees and consultants during 2006 as compared to 2005. Compensation and benefits expense in 2006 included $7.0 million of non-cash compensation expense relating to share-based awards made in connection with our initial public offering.

Compensation and benefits expense (excluding expenses relating to share-based awards made in connection with our initial public offering), as a percentage of net revenues (excluding investment gains and losses attributable to investments in partnerships and other securities) decreased to 55% in 2006 from 63% in 2005.

Non-Compensation Expenses

Our non-compensation expenses include brokerage execution, clearance and account administration, communications and data processing, depreciation and amortization, marketing and promotion, occupancy and equipment and other expenses.

2007 versus 2006.  Non-compensation expenses increased $5.9 million in 2007 from 2006. The overall increase in non-compensation expenses was primarily due to increases in marketing and promotion expense, other expenses and communication expense of $3.6 million, $3.3 million and $2.3 million, respectively. Marketing and promotion expense increased primarily due to increased travel and entertainment related to the geographic expansion of our business. Other expense increased as a result of expenses related to a third-party private equity management agreement which began in late 2006 and communications expenses increased due to our opening additional offices during the year ended December 31, 2007. These increases were partially offset by a decrease of $2.3 million in brokerage, execution, clearance and account administration expense due to improved efficiencies in our trade execution practices and lower NYSE exchange rate fees, as well as less clearance charges associated with lower trading volume.

2006 versus 2005.  Non-compensation expenses decreased $3.6 million in 2006 from 2005. The overall decrease in non-compensation expenses was primarily due to brokerage execution, clearance and account administration expense decreasing $4.3 million due to lower share volume and decreased execution expenses as a result of our conversion to a new primary clearing broker. In addition, communications and data processing expense decreased $0.8 million as a result of lower data communications and IT equipment expenses, offset slightly by costs incurred in connection with converting our trading systems to a new primary clearing broker in May 2006. We received insurance recoveries during both 2006 and 2005, however, such recoveries received were greater in 2006 as compared to amounts received in 2005, which resulted in a decrease to other expense in 2006. This overall decrease was partially offset by an increase in occupancy and equipment expense primarily due to our decision to sublease, at a lower rate than our current lease rate, certain premises in San Francisco, Menlo Park and Boston. Finally, other expense increased $0.4 million due to increased professional services associated with operating as a public company, which included audit related fees and Sarbanes-Oxley consulting fees.

Provision for Taxes

Before completion of our initial public offering on February 7, 2006, we were a limited liability company and all of our income and losses were reportable by our individual members, and, accordingly, the U.S. Federal and state income taxes payable by our members, based upon their share of our net income, had not been reflected in our historical consolidated financial statements.

In connection with our initial public offering, we reorganized from a limited liability company into a corporation, and following that reorganization became subject to U.S. Federal and state income taxes. We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities based upon temporary differences between the financial reporting and tax bases of our assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized. During the three months ended March 31, 2006, we recognized a one-time tax benefit upon conversion to a corporation in connection with the establishment of our deferred tax asset balances, partially offset by a valuation allowance of $9.9 million. The valuation allowance was recorded because management at that time, concluded that a portion of the deferred tax benefit, which resulted from unrealized capital losses, more likely than not would not be realized due to the uncertainty of our ability to generate future capital gains to offset such capital losses. Based on the performance of the underlying investments in our investments in partnerships during the year ended December 31, 2006, we reduced the valuation allowance by $8.5 million. As of December 31, 2006, the deferred tax asset recorded to reflect these net unrealized losses was $1.4 million, and the related valuation allowance was $1.4 million.

In 2007, based upon the performance of the underlying investments in our investments in partnerships and our expectation as to the future performance of such investments, we reduced the valuation allowance from $1.4 million to zero and recognized a deferred tax benefit of $1.6 million on the increase in net unrealized losses. This resulted in a deferred tax asset balance at December 31, 2007 of $3.0 million. As a result we recognized deferred tax benefits during 2007 resulting in a 49.8% reduction in the effective tax rate for 2007.

Our effective tax rates for 2007 and 2006 were 100.7% and (33.7)%, respectively. The increase in our effective tax rate in 2007 from 2006 is primarily due to the one-time tax benefit in 2006, discussed above.

Business Combination

On January 2, 2008, we announced the completion of our acquisition of Westwind. Under the agreement, we indirectly acquired all of Westwind’s outstanding shares and Westwind became our indirect subsidiary. The purchase price was approximately $155 million, which consisted of $45 million in cash, 7,009,112 shares of our common stock valued at $15.35 per share (based on the average closing price over a five day period starting two days prior to the acquisition announcement date of October 1, 2007 and ending two days after the announcement date) and direct acquisition costs of $2.6 million consisting primarily of legal, accounting and advisory fees. Direct acquisition costs are included in other assets on our statements of financial condition. Common stock includes exchangeable shares, which are shares of our wholly owned Canadian subsidiary that are exchangeable for shares of our common stock.

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

The following table represents our cash and cash equivalents and other investments balances as of December 31, 2007 (in thousands):

Cash and cash equivalents	$157,003
Other investments	51,184

Total	$208,187

Other investments includes $46.2 million in auction rate securities (“ARS”), which are variable rate debt instruments, having long-term maturity dates (approximately 2 to 33 years), but whose interest rates are reset through an auction process, most commonly at intervals of 7, 28 and 35 days. All of our auction rate securities are backed by pools of student loans and all were rated AAA/Aaa as of December 31, 2007. Our intent with respect to these investments is not to hold these securities to maturity, but rather to use the periodic auction feature to provide liquidity.

In January 2008 we sold a substantial portion of our auction rate securities holdings through the normal auction process and used the proceeds to fund our acquisition of Westwind. The net proceeds from these sales were $35.8 million, resulting in a balance of $10.4 million at January 31, 2008.

In February 2008, liquidity issues in the global credit markets resulted in the failure of auctions for our remaining $10.4 million of ARS. We continue to receive interest when due on our ARS at a weighted-average interest rate that is currently 5.6% and expect to continue to receive interest when due in the future. The principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers and the underwriters establish a different form of financing to replace these securities, or final payments come due according to contractual maturities ranging from 18 to 33 years. While the recent auction failures will limit our ability to liquidate these investments for some period of time, we do not believe the auction failures will materially impact our ability to fund our working capital needs, capital expenditures, or other business requirements.

Debt Financing

In connection with our initial public offering of common stock, we issued $33 million of unsecured senior notes to our former Class D and Class D-1 shareholders and are required to make principal and interest payments on these notes in accordance with their terms. As of December 31, 2007, the outstanding principal balance under these notes was $25.4 million and is due in 2011.

We also have a secured financing arrangement with General Electric Capital Corporation that is secured by furniture, equipment and leasehold improvements, with a 3-year term and a variable interest rate at LIBOR plus 2.85%. As of December 31, 2007, the outstanding balance under this facility was $3.7 million and is due in 2008.

Bonus and Share-Based Compensation

The timing of bonus and retention compensation payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees are generally paid salaries semi-monthly during the year, bonus payments, which make up a larger portion of total compensation, have historically been paid in February and July. In February 2008, we made aggregate cash bonus payments to our employees of approximately $25.6 million and, in addition, granted equity awards with a grant date fair value of $22.4 million. In addition, in February 2008 we made aggregate cash payments of $24.8 million to our employees attributable to the acceleration of the payment of 2008 mid-year retention bonuses, which had historically been paid in July, and certain severance expenses, each of which were related to the integration of Westwind.

On February 9, 2008, 249,649 shares of freely transferable common stock became deliverable to our employees in respect of share-based awards granted on February 9, 2007. We elected to settle a portion of these vesting shares through a net settlement feature provided for in SFAS No. 123(R), Share-Based Payment, to meet the minimum statutory income tax withholding requirements of our employees. We made a payment of $0.8 million related to the net settlement of shares that vested on February 9, 2008. Our cash position and liquidity will be affected to the extent we elect to continue to settle a portion of vesting shares through net settlement in the future.

Regulatory Net Capital and Other Amounts Required to be Maintained at Broker-Dealer Subsidiary

Thomas Weisel Partners LLC, our wholly-owned subsidiary and a registered securities broker-dealer, is subject to the net capital requirements of the NYSE and the SEC’s uniform net capital rule. NYSE and SEC regulations also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met. At December 31, 2007, 2006 and 2005 Thomas Weisel Partners LLC had excess net capital of $14.8 million, $51.9 million, and $34.6 million, respectively. Thomas Weisel Partner LLC’s excess net capital decreased from December 31, 2006 to December 31, 2007 primarily due to an increase in a receivable from Thomas Weisel Partners Group relating to operating expenses incurred by Thomas Weisel Partner LLC on behalf of Thomas Weisel Partners Group. Thomas Weisel Partners Group repaid $25 million of the receivable to Thomas Weisel Partners LLC in January 2008. Regulatory net capital requirements change based on certain investment and underwriting activities.

Our primary clearing broker is also the primary source of the short-term financing of our securities inventory. In connection with the provision of the short-term financing, Thomas Weisel Partners LLC is required to maintain deposits with our clearing broker. These deposits are included in our net receivable from or payable to clearing brokers. During the year ended December 31, 2007, increases in our securities inventory resulted in an increase of $14.0 million in the deposits we were required to maintain.

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

Acquisition of Westwind

On January 2, 2008, we completed our acquisition of Westwind. At the closing of this transaction we made a cash payment of $45 million as the cash portion of the consideration for this acquisition. In addition, we expect to make cash payments of approximately $2.6 million for acquisition related costs.

Off-Balance Sheet Arrangements

As of December 31, 2007, we do not have any off-balance sheet arrangements that are expected to have or are reasonably likely to have an effect on our consolidated statements of financial condition, operations or cash flows.

Cash Flows

Cash and cash equivalents increased $12.9 million to $157.0 million at December 31, 2007 from $144.1 million at December 31, 2006.

Operating activities provided $4.6 million of cash in 2007. Our net income less non-cash items used $4.8 million of cash and cash equivalents during the year ended December 31, 2007. Non-cash items included in our net income of $20,000 were gains from partnership and other securities of $17.7 million and a deferred tax benefit of $5.2 million, offset partially by share-based compensation expenses and depreciation of $10.9 million and $6.5 million, respectively. The net effect of changes in operating assets and liabilities provided $9.4 million of cash during 2007. Accrued compensation increased $18.9 million due to the acceleration of the payment of 2008 mid-year retention bonuses and certain severance expenses related to the integration of Westwind. These expenses were accrued as of December 31, 2007, however, as discussed above, were paid to our employees in February 2008. Offsetting the increase in our accrued compensation was the 2007 tax benefit of $9.5 million, which was recorded as an income tax receivable, resulting in a decrease of cash and cash equivalents. In addition, we capitalized $2.6 million of costs associated with the acquisition of Westwind resulting in a decrease of cash and cash equivalents during 2007. Finally, our net securities owned increased from December 31, 2006 to December 31, 2007 by $10.2 million which decreased cash and cash equivalents. This was offset by distributions received from investment partnerships of $11.5 million.

Investing activities provided $15.5 million of cash in 2007, which is the result of receiving proceeds from the sale of other investments of $177.8 million. This cash increase is offset by the purchase of $155.6 million of municipal and auction-rate securities, purchases of investments in private equity partnerships of $3.5 million and property and equipment of $3.2 million.

In 2007, financing activities used $7.1 million of cash, primarily due to repayments of notes payable of $30.8 million and share repurchases of $1.2 million partially offset by an addition to notes payable of $25.0 million. We entered into and subsequently repaid the $25.0 million under a temporary subordinated loan in May 2007.

Contractual Obligations

The following table provides a summary of our contractual obligations as of December 31, 2007 (in thousands):

	Payment Due by Period
	2008	2009-2010	2011-2012	Thereafter	Total

Notes payable(1)	$4,945	$2,079	$25,489	$—	$32,513
Capital leases(2)	35	—	—	—	35
Operating leases(3)	18,026	32,738	20,968	20,667	92,399
General partner commitment to invest in private equity funds(4)	1,666	736	157	—	2,559
Guaranteed compensation payments	1,690	4,438	—	—	6,128

Total contractual obligations	$26,362	$39,991	$46,614	$20,667	$133,634

(1)	Includes the notes payable with remaining principal amount of $25.4 million as of December 31, 2007 that were issued in connection with our initial public offering, the secured fixed asset financing of $3.7 million, as well as the related estimated interest payable for all notes.

(2)	Includes estimated interest payable related to capital lease liability.

(3)	Operating lease expense is presented net of sub-lease rental income.

(4)	The private equity fund commitments have no specific contribution dates. The timing of these contributions is presented based upon estimated contribution dates.

In addition to the contractual obligations within the table above, we have made the following commitments at December 31, 2007:

•	In March 2007, we committed $5.0 million to an investment in an unaffiliated fund. This commitment may be called in full at any time. During the year ended December 31, 2007, this unaffiliated fund called $1.5 million of this commitment. The remaining unfunded portion of this commitment as of December 31, 2007 is $3.5 million.

•	In April 2007, we committed $10.0 million to an investment in an unaffiliated fund. During the year ended December 31, 2007 we transferred $5.0 of this commitment to a fund sponsored by us. The remaining $5.0 million of this commitment may be called in full at any time. During the year ended

December 31, 2007, this unaffiliated fund called $0.2 million of this commitment. The remaining unfunded portion of this commitment as of December 31, 2007 is $4.8 million.

•	In July and November 2007, we committed $4.9 million and $7.0 million, respectively, to investments in unaffiliated funds. These commitments may be called in full at any time.

We currently anticipate transferring these investments and the related commitments to funds sponsored by us. These commitments are not reflected in the contractual obligations table above.

Finally, we committed to invest $1.0 million in an unaffiliated fund. As of December 31, 2007 we have paid $0.3 million of this commitment and the remaining balance at December 31, 2007 is $0.7 million. This commitment may be called in full at any time and is not reflected in the contractual obligations table above.

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

Fair Value of Financial Instruments

“Securities owned”, “Securities sold, but not yet purchased” and “Other investments” on our consolidated statements of financial condition consist of financial instruments carried at fair value or amounts that approximate fair value, with related unrealized gains or losses recognized in our results of operations. The use of fair value to measure these financial instruments, with related unrealized gains and losses recognized immediately in our results of operations, is fundamental to our consolidated financial statements. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair values of our financial instruments are generally obtained from quoted market prices in active markets, broker or dealer price quotations or alternative pricing sources with reasonable levels of price transparency.

Financial instruments we own (long positions) are marked to bid prices and instruments we have sold, but not yet purchased (short positions) are marked to offer prices. If liquidating a position is reasonably expected to affect its prevailing market price, our valuation is adjusted generally based on market evidence or predetermined policies.

Investments in Partnerships and Other Securities

Investments in partnerships include our general and limited partnership interests in investment partnerships and direct investments in non-public equity securities. These interests are carried at estimated fair value. The net assets of investment partnerships consist primarily of investments in non-marketable securities. The underlying investments held by such partnerships are valued based on estimated fair value ultimately determined by us or our affiliates in our capacity as general partner and, in the case of an investment in an unaffiliated investment partnership, are based on financial statements prepared by an unaffiliated general partner. Due to the inherent uncertainty of valuation, fair values of these non-marketable investments may differ from the values that would have been used had a ready market existed for these investments, and the differences could be material. Increases and decreases in estimated fair value are recorded based on underlying information of these non-public company investments including third-party transactions evidencing a change in value, market comparables, operating cash flows and financial performance of the companies, trends within sectors and/or regions, underlying business models, expected exit timing and strategy, and specific rights or terms associated with the investment, such as conversion features and liquidation preferences. In cases where an estimate of fair value is determined based on financial statements prepared by an unaffiliated general partner, such financial statements are generally unaudited other than audited year-end financial statements. Upon receipt of audited financial statements from an investment partnership, we adjust the fair value of the investments in our subsequent financial statements to reflect the audited partnership results if they differ from initial estimates.

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

Liability for Lease Losses

Our accrued expenses and other liabilities include a liability for lease losses related to office space that we subleased due to staff reductions in prior years. The liability for lease losses was $5.1 million at December 31, 2007 and will expire with the termination of the relevant facility leases through 2010. We estimate our liability for lease losses as the net present value of the differences between lease payments and receipts under sublease agreements.

Legal and Other Contingent Liabilities

We are involved in various pending and potential complaints, arbitrations, legal actions, investigations and proceedings related to our business. Some of these matters involve claims for substantial amounts, including claims for punitive and other special damages. The number of complaints, arbitrations, legal actions, investigations and regulatory proceedings against financial institutions like us has been increasing in recent years. We have, after consultation with counsel and consideration of facts currently known by management, recorded estimated losses in accordance with SFAS No. 5, Accounting for Contingencies, to the extent we have determined a claim will result in a probable loss and the amount of the loss can be reasonably estimated. The determination of these reserve amounts requires significant judgment on the part of management and our ultimate liabilities may be materially different. In making these determinations, management considers many factors, including, but not limited to, the loss and damages sought by the plaintiff or claimant, the basis and validity of the claim, the likelihood of successful defense against the claim and the potential for, and magnitude of, damages or settlements from such pending and potential complaints, arbitrations, legal actions, investigations and proceedings, and fines and penalties or orders from regulatory agencies. See Note 16 — Commitments, Guarantees and Contingencies for a further description of legal proceedings.

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

Deferred Tax Valuation Allowance

As a corporation, we are subject to Federal and state income taxes. In determining our provision for income taxes, we recognize deferred tax assets and liabilities based on the difference between the carrying value of assets and liabilities for financial and tax reporting purposes. For our investments in partnerships, adjustments to the carrying value are made based on determinations of the fair value of underlying investments held by such partnerships. Both upward and downward adjustments to the carrying value of investment partnerships, which are recorded as unrealized gains and losses in our consolidated statements of operations, represent timing differences until such time as these gains and losses are realized.

During 2006, we had net unrealized capital losses on these investment partnerships. Due to our determination in February 2006 of the uncertainty of our ability to generate future realized capital gains to offset capital losses, in February 2006 we recorded a valuation allowance of $9.9 million for the deferred tax asset attributable to net unrealized losses in our investment partnerships. Based on the performance of the underlying investments in our investments in partnerships during the year ended December 31, 2006, we reduced the valuation allowance by $8.5 million. As of December 31, 2006, the deferred tax asset recorded to reflect these net unrealized losses was $1.4 million, and the related valuation allowance was $1.4 million.

In 2007, based upon the performance of the underlying investments in our investments in partnerships and our expectation as to the future performance of such investments, we reduced the valuation allowance from $1.4 million to zero and recognized a deferred tax benefit of $1.6 million on the increase in net unrealized losses. This resulted in a deferred tax asset balance at December 31, 2007 of $3.0 million.

Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards No. 157 — “Fair Value Measurements” (“SFAS No. 157”). In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The primary focus of this statement is to increase consistency and comparability in fair value measurements, as well as provide better information about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements and the effect fair value measurements have on earnings for the period, if any. We will adopt SFAS No. 157 as of January 1, 2008. We are currently evaluating the impact, if any, that the adoption of SFAS No. 157 will have on our consolidated statements of financial condition, operations and cash flows. We elected to defer adoption of SFAS No. 157 until January 1, 2009 for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis, for which, we do not expect the adoption of SFAS No. 157 to have a material impact on our financial condition, results of operations or cash flows in future periods.

Statement of Financial Accounting Standards No. 159 — “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). In February 2007, the FASB issued SFAS No. 159, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. We will adopt SFAS No. 159 as of January 1, 2008. We have elected not to apply the provisions of SFAS No. 159 to fair value our assets and liabilities and instead will continue to fair value our assets and liabilities according to preexisting fair value policies for specified types of eligible items.

Statement of Financial Accounting Standards No. 141R — “Business Combinations” (“SFAS No. 141R”).  In December 2007, the FASB issued SFAS No. 141R, which improves the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption of SFAS No. 141R is not permitted. We are currently evaluating the impact, if any, that the adoption of SFAS No. 141R will have on our consolidated statements of financial condition, operations and cash flows.

Statement of Financial Accounting Standards No. 160 — “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (“SFAS No. 160”). In December 2007, the FASB issued SFAS No. 160, which improves the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption of SFAS No. 160 is not permitted. We are currently evaluating the impact, if any, that the adoption of SFAS No. 160 will have on our consolidated statements of financial condition, operations and cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our business and financing activities directly expose us to various types of risks, including (i) market risk relating to, among other things, the changes in the market value of equity or debt instruments and (ii) interest rate risk relating to the effect of changes in interest rates and the yield curve on the value of debt instruments that we hold and our payment obligations in respect of notes that we have issued. We are also exposed to other risks in the conduct of our business such as credit risk and the effects of inflation. Our exposure to these risks could be material to our consolidated financial statements. Set forth below is a discussion of some of these risks together with quantitative information regarding the aggregate amount and value of financial instruments that we hold or in which we maintain a position or that we have issued and that remain outstanding, in each case, as of December 31, 2007 and 2006. Due to the nature of our business, in particular our trading business, the amount or value of financial instruments that we hold or maintain a position in will fluctuate on a daily and intra-day basis and the year-end values and amounts presented below are not necessarily indicative of the exposures to market risk, interest rate risk and other risks we may experience at various times throughout any given year.

Market Risk

Market risk represents the risk of loss that may result from the change in value of a financial instrument due to fluctuations in its market price. Market risk may be exacerbated in times of trading illiquidity when market participants refrain from transacting in normal quantities and/or at normal bid-offer spreads. Our exposure to market risk is directly related to our role as a financial intermediary in customer trading and to our market-making and investment activities, which activities include committing from time to time to purchase large blocks of stock from publicly-traded issuers or their significant shareholders. We trade in equity and convertible debt securities as an active participant in both listed and OTC equity and convertible debt markets and typically maintain securities in inventory to facilitate our market-making activities and customer order flow. Market risk is inherent in financial instruments.

The following tables categorize our market risk sensitive financial instruments by type of security and, where applicable, by maturity date.

As of December 31, 2007 (in thousands):

										Carrying Value
									Total	as of
	Expected Maturity Date								Principal	December 31,
	2008		2009	2010	2011	2012	Thereafter		Amount	2007

Inventory positions
Convertible bonds — long	$9,305		$4,063	$1,005	$5,348	$21,949	$120,050		$161,720	$189,483
Equity securities — long										30,957

Total — long	9,305		4,063	1,005	5,348	21,949	120,050		161,720	220,440

Convertible bonds — short	—		—	2,705	—	1,000	12,031		15,736	18,351
U.S. Treasury securities — short	—		5,000	—	—	10,000	—		15,000	15,330
Equity securities — short										130,252

Total — short	—		5,000	2,705	—	11,000	12,031		30,736	163,933

Other investments
Auction rate securities	37,600	(a)	—	—	—	—	8,550	(b)	46,150	46,150
Municipal debt securities	4,016		—	—	—	—	—		4,016	4,016
Other	1,018		—	—	—	—	—		1,018	1,018

(a)	Represents earlier of contractual maturity or repricing date, which we believe represents the market risk inherent in the underlying instrument. Please refer to further discussion regarding auction rate securities included in the “Liquidity and Capital Resources” section above.

(b)	Represents contractual maturity date. Please refer to further discussion regarding auction rate securities included in the “Liquidity and Capital Resources” section above.

As of December 31, 2006 (in thousands):

									Carrying Value
								Total	as of
	Expected Maturity Date							Principal	December 31,
	2007		2008	2009	2010	2011	Thereafter	Amount	2006

Inventory positions
Corporate bonds — long	$7,960		$17,877	$5,369	$2,000	$1,597	$60,678	$95,481	$111,773
Equity securities — long									25,260

Total — long	7,960		17,877	5,369	2,000	1,597	60,678	95,481	137,033

Corporate bonds — short	—		—	—	—	3,450	18,374	21,824	22,610
U.S. Treasury securities — short	—		5,000	—	—	—	—	5,000	5,002
Equity securities — short									63,078

Total — short	—		5,000	—	—	3,450	18,374	26,824	90,690

Other investments
Auction rate securities	49,400	(a)	—	—	—	—	—	49,400	49,400
Municipal debt securities	22,125		—	—	—	—	—	22,125	22,125
Equity securities									1,902

(a)	Represents earlier of contractual maturity or repricing date, which as of December 31, 2006 we believed represented the market risk inherent in the underlying instrument.

In connection with our asset management activities, we provide seed investment funds for new asset management products to be invested in long and short positions in publicly traded equities and related options and other derivative instruments. These seed investments are included in the tables presented above.

In addition to the positions set forth in the table above, we maintain investments in venture capital and other investment funds we manage or have managed. These investments are carried at fair value in accordance with industry guidance and as of December 31, 2007 and 2006 the carrying amount of these investments was $60.5 million and $45.6 million, respectively.

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

As described in Note 17 — Financial Instruments with Off-Balance Sheet Risk, Credit Risk or Market Risk to our consolidated financial statements, we were a party to an employment agreement the value of which was indexed to publicly traded shares of an unrelated entity. This agreement was considered a derivative under applicable GAAP and, accordingly, was marked to market through compensation and benefits expense in our consolidated statements of operations. During the year ended December 31, 2007, the liability related to this employment agreement was paid to the employee. The fair value of this derivative liability was zero and $1.9 million at December 31, 2007 and December 31, 2006, respectively, and is not reflected in the December 31, 2006 table above. We also reduced our exposure to fluctuations in the value of the employment agreement by purchasing shares of the underlying security, which are included under “Other investments” in the December 31, 2006 table above. In accordance with our stated accounting policy, these shares were carried at market value with fluctuations in value reflected in asset management revenues in the consolidated statements of operations.

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

The tables below provide information about our financial instruments that are sensitive to changes in interest rates. For inventory positions, other investments and notes payable the table presents principal cash flows with expected maturity dates.

As of December 31, 2007 (in thousands):

										Carrying Value
									Total	as of
	Expected Maturity Date								Principal	December 31,
	2008		2009	2010	2011	2012	Thereafter		Amount	2007

Inventory positions
Convertible bonds — long	$9,305		$4,063	$1,005	$5,348	$21,949	$120,050		$161,720	$189,483
Convertible bonds — short	—		—	2,705	—	1,000	12,031		15,736	18,351
U.S. Treasury securities — short	—		5,000	—	—	10,000	—		15,000	15,330

Total — short	—		5,000	2,705	—	11,000	12,031		30,736	33,681

Other investments
Auction rate securities(a)	37,600	(f)	—	—	—	—	8,550	(g)	46,150	46,150
Municipal debt securities(b)	4,016		—	—	—	—	—		4,016	4,016
Other	1,018		—	—	—	—	—		1,018	1,018
Notes payable
Senior Note, floating mid-term AFR + 2.25%(c)	—		—	—	13,000	—	—		13,000	12,267
Senior Note, floating mid-term AFR + 2.25%(c)	—		—	—	10,000	—	—		10,000	9,436
Contingent Payment Senior Note(d)	—		—	—	2,384	—	—		2,384	1,948
Secured Note, floating at LIBOR + 2.85%(e)	3,734		—	—	—	—	—		3,734	3,734

(a)	The weighted average interest rate was 5.42% at December 31, 2007.

(b)	The weighted average interest rate was 3.80% at December 31, 2007.

(c)	We have recorded the debt principal at a discount to reflect the below-market stated interest rate of these notes at inception. We amortize the discount to interest expense so that the interest expense approximates our incremental borrowing rate. The weighted average interest rate was 6.65% at December 31, 2007.

(d)	The Contingent Payment Senior Note has a variable due date based upon distributions received from certain private equity funds. We have recorded the debt principal at a discount and amortize the discount to interest expense so that the interest expense on this non-interest bearing note approximates our incremental borrowing rate. The weighted average interest rate was 15.64% at December 31, 2007.

(e)	The weighted average interest rate was 8.17% at December 31, 2007.

(f)	Represents earlier of contractual maturity or repricing date, which we believe represents the interest rate risk inherent in the underlying instrument. Please refer to further discussion regarding auction rate securities included in the “Liquidity and Capital Resources” section above.

(g)	Represents contractual maturity date. Please refer to further discussion regarding auction rate securities included in the “Liquidity and Capital Resources” section above.

As of December 31, 2006 (in thousands):

									Carrying
									Value
								Total	as of
	Expected Maturity Date							Principal	December 31,
	2007		2008	2009	2010	2011	Thereafter	Amount	2006

Inventory positions
Convertible bonds — long	$7,960		$17,877	$5,369	$2,000	$1,597	$60,678	$95,481	$111,773
Convertible bonds — short	—		—	—	—	3,450	18,374	21,824	22,610
U.S. Treasury securities — short	—		5,000	—	—	—	—	5,000	5,002

Total — short	—		5,000	—	—	3,450	18,374	26,824	27,612

Other investments
Auction rate securities(a)	49,400(f	)	—	—	—	—	—	49,400	49,400
Municipal debt securities(b)	22,125		—	—	—	—	—	22,125	22,125
Notes payable
Senior Note, floating mid-term AFR + 2.25%(c)	—		—	—	—	13,000	—	13,000	12,056
Senior Note, floating mid-term AFR + 2.25%(c)	—		—	—	—	10,000	—	10,000	9,274
Contingent Payment Senior Note(d)	373		—	—	1,544	2,500	—	4,417	3,536
Secured Note, floating at LIBOR + 2.85%(e)	3,733		3,734	—	—	—	—	7,467	7,467

(a)	The weighted average interest rate was 3.77% at December 31, 2006.

(b)	The weighted average interest rate was 5.20% at December 31, 2006.

(c)	We have recorded the debt principal at a discount to reflect the below-market stated interest rate of these notes at inception. We amortize the discount to interest expense so that the interest expense approximates our incremental borrowing rate. The weighted average interest rate was 7.01% at December 31, 2006.

(d)	The Contingent Payment Senior Note has a variable due date based upon distributions received from certain private equity funds. We have recorded the debt principal at a discount and amortize the discount to interest expense so that the interest expense on this non-interest bearing note approximates our incremental borrowing rate. The weighted average interest rate was 6.94% at December 31, 2006.

(e)	The weighted average interest rate was 7.84% at December 31, 2006.

(f)	Represents earlier of contractual maturity or repricing date, which as of December 31, 2006 we believed represented the interest rate risk inherent in the underlying instrument.

Credit Risk

Our broker-dealer subsidiaries place and execute customer orders. The orders are then settled by unrelated clearing organizations that maintain custody of customers’ securities and provide financing to customers. The majority of our transactions, and consequently the concentration of our credit exposure, is with our clearing brokers. The clearing brokers are also the primary source of our short-term financing (securities sold, but not yet purchased), which is collateralized by cash and securities owned by us and held by the clearing brokers. Our securities owned may be pledged by the clearing brokers. The amount receivable from/payable to the clearing brokers represents amounts receivable/payable in connection with the proprietary and customer trading activities. As of December 31, 2007 and 2006, our cash on deposit with the clearing brokers of $135.9 million and $122.8 million, respectively, was not collateralizing any liabilities to the clearing brokers. In addition to the clearing brokers, we are exposed to credit risk from other brokers, dealers and other financial institutions with which we transact business.

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

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of December 31, 2007.

During the three months ended December 31, 2007, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1 and 31.2, respectively, to this Annual Report on Form 10-K.

Report of Management on Internal Control over Financial Reporting

The management of Thomas Weisel Partners Group, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Our internal control over financial reporting as of December 31, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Part IV, Item 15 of this Annual Report on Form 10-K.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance of the Registrant

The information required by this item is included in Item 4 — “Submission of Matters to a Vote of Security Holders” of this Annual Report on Form 10-K, as well as incorporated herein by reference to the sections entitled “The Board of Directors and its Committees”, “Compensation of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 19, 2008 (the “Proxy Statement”), which we expect to file with the SEC in April 2008.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

  1. Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

•	Consolidated Statements of Financial Condition as of December 31, 2007 and 2006;

•	Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005;

•	Consolidated Statements of Changes in Shareholders’ and Members’ Equity (Deficit) for the years ended December 31, 2007, 2006 and 2005;

•	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005; and

•	Notes to Consolidated Financial Statements

  2. Financial Statement Schedules

Separate financial statement schedules have been omitted either because they are not applicable or because the required information is included in the consolidated financial statements or notes described in Item 15(a)(1) above.

  3. Exhibits

Refer to the Exhibit Index for a list of the exhibits being filed or furnished with or incorporated by reference into this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Thomas Weisel Partners Group, Inc. and Subsidiaries
San Francisco, California

We have audited the accompanying consolidated statements of financial condition of Thomas Weisel Partners Group, Inc. and subsidiaries (formerly Thomas Weisel Partners Group LLC and subsidiaries) (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in shareholders’ and members’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. As audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Thomas Weisel Partners Group, Inc. and subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
March 14, 2008

Report of Independent Registered Public Accounting Firm on Internal Control over
Financial Reporting

To the Board of Directors and Shareholders of
Thomas Weisel Partners Group, Inc. and Subsidiaries
San Francisco, California

We have audited the internal control over financial reporting of Thomas Weisel Partners Group, Inc. and subsidiaries (formerly Thomas Weisel Partners Group LLC and subsidiaries) (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated March 14, 2008 expressed an unqualified opinion on those financial statements.

/s/  DELOITTE & TOUCHE LLP

San Francisco, California
March 14, 2008

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share and per share data)

	December 31,
	2007	2006

ASSETS
Cash and cash equivalents	$157,003	$144,085
Restricted cash	6,718	6,468
Securities owned	220,440	137,033
Corporate finance and syndicate receivables — net of allowance for doubtful accounts of $725 and $7, respectively	18,609	20,076
Investments in partnerships and other securities	60,502	45,647
Other investments	51,184	73,427
Property and equipment — net of depreciation and amortization of $93,389 and $86,917, respectively	21,317	24,189
Receivables from related parties — net of allowance for doubtful loans of $1,849 and $2,507, respectively	3,190	2,966
Deferred tax assets — net of valuation allowance of zero and $1,380, respectively	21,093	15,862
Other assets	26,624	13,436

TOTAL ASSETS	$586,680	$483,189

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Securities sold, but not yet purchased	$163,933	$90,690
Payable to clearing brokers	4,778	6,159
Accrued compensation	56,863	37,721
Accrued expenses and other liabilities	60,059	49,066
Capital lease obligations	35	166
Notes payable	27,385	32,333

Total liabilities	313,053	216,135

Commitments and contingencies (See Note 16 to the consolidated financial statements)	—	—
Shareholders’ Equity:
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 25,235,470 and 25,754,167 shares issued and outstanding at December 31, 2007 and 2006, respectively	252	258
Additional paid-in capital	358,720	352,299
Accumulated deficit	(85,188)	(85,208)
Accumulated other comprehensive loss, net of tax benefits	(157)	(295)

Total shareholders’ equity	273,627	267,054

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$586,680	$483,189

See accompanying notes to the consolidated financial statements.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005

REVENUES:
Investment banking	$127,228	$124,136	$75,300
Brokerage	120,187	123,809	138,497
Asset management	33,414	25,752	36,693
Interest income	17,718	13,525	5,510
Other revenue	920	—	—

Total revenues	299,467	287,222	256,000
Interest expense	(10,418)	(10,905)	(5,114)

Net revenues	289,049	276,317	250,886

EXPENSES EXCLUDING INTEREST:
Compensation and benefits	187,902	152,195	154,163
Brokerage execution, clearance and account administration	20,363	22,621	26,873
Communications and data processing	18,993	16,650	17,457
Depreciation and amortization	6,450	8,549	9,146
Marketing and promotion	15,147	11,545	11,898
Occupancy and equipment	18,988	17,926	15,884
Other expense	23,979	20,706	20,336

Total expenses excluding interest	291,822	250,192	255,757

INCOME (LOSS) BEFORE TAXES	(2,773)	26,125	(4,871)
Provision for taxes (tax benefit)	(2,793)	(8,796)	2,187

Net income (loss)	20	34,921	(7,058)

Preferred dividends and accretion:
Class D redeemable convertible shares	—	(710)	(7,000)
Class D-1 redeemable convertible shares	—	(380)	(3,750)
Accretion of Class C redeemable preference shares	—	(518)	(4,904)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS AND TO CLASS A, B AND C SHAREHOLDERS	$20	$33,313	$(22,712)

EARNINGS PER SHARE:
Basic earnings per share	$0.00	$1.39
Diluted earnings per share	$0.00	$1.34
WEIGHTED AVERAGE SHARES USED IN COMPUTATION OF PER SHARE DATA:
Basic weighted average shares outstanding	26,141	23,980
Diluted weighted average shares outstanding	26,446	24,945
PRO FORMA, AS ADJUSTED (UNAUDITED)*
Pro forma net revenues		$276,179
Pro forma income before tax		25,987
Pro forma tax benefit		(7,363)
Pro forma net income		33,350
Pro forma preferred dividends and accretion		—
Pro forma net income attributable to common shareholders and to Class A, B and C shareholders		33,350
PRO FORMA EARNINGS PER SHARE (UNAUDITED)*:
Pro forma basic earnings per share		$1.39
Pro forma diluted earnings per share		$1.34
PRO FORMA WEIGHTED AVERAGE SHARES USED IN THE COMPUTATION OF PER SHARE DATA (UNAUDITED)*:
Pro forma basic weighted average shares outstanding		23,980
Pro forma diluted weighted average shares outstanding		24,945

*	See Note 20 — Pro Forma, As Adjusted (Unaudited) to the consolidated financial statements.

See accompanying notes to the consolidated financial statements.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ AND MEMBERS’ EQUITY (DEFICIT)
(In thousands)

							Total
							Shareholders’
						Accumulated	and	Total
			Paid-In	Additional		Other	Members’	Comprehensive
	Common Stock		Capital	Paid-in	Accumulated	Comprehensive	Equity	Income
	Shares	Amount	Class A	Capital	Deficit	Income (Loss)	(Deficit)	(Loss)

BALANCE, December 31, 2004	—	$—	$27,752	$—	$(118,122)	$(297)	$(90,667)	$—
Net loss	—	—	—	—	(7,058)	—	(7,058)	(7,058)
Currency translation adjustment	—	—	—	—	—	(12)	(12)	(12)
Distributions:
Class D redeemable convertible shares	—	—	—	—	(7,000)	—	(7,000)	—
Class D-1 redeemable convertible shares	—	—	—	—	(3,750)	—	(3,750)	—
Accretion of Class C redeemable preference shares	—	—	—	—	(4,904)	—	(4,904)	—
Contributions — Class A shares	—	—	3,196	—	—	—	3,196	—
Capital withdrawal	—	—	(202)	—	—	—	(202)	—
Reallocation of prior over-distribution	—	—	(4,304)	—	4,304	—	—	—

Balance, December 31, 2005	—	—	26,442	—	(136,530)	(309)	(110,397)	(7,070)

Net income for the period January 1, to February 7, 2006	—	—	—	—	3,551	—	3,551	3,551
Distributions:
Class D redeemable convertible shares	—	—	—	—	(710)	—	(710)	—
Class D-1 redeemable convertible shares	—	—	—	—	(380)	—	(380)	—
Accretion of Class C redeemable preference shares	—	—	—	—	(518)	—	(518)	—
Contributions — Class A shares	—	—	283	—	—	—	283	—
Currency translation adjustment	—	—	—	—	—	14	14	14
Reorganization from an LLC to a C Corporation:
Issuance of common shares for Class A and A-1 shares	13,274	133	(26,725)	26,592	—	—	—	—
Issuance of common shares for Class C redeemable preference shares	1,304	13	—	31,287	18,009	—	49,309	—
Issuance of common shares for Class D and D-1 redeemable convertible shares	2,769	28	—	145,244	—	—	145,272	—
Issuance of common stock in initial public offering — net of underwriting discounts	4,915	49	—	71,626	—	—	71,675	—
Direct costs of initial public offering	—	—	—	(5,457)	—	—	(5,457)	—
Share-based compensation expense	—	—	—	7,250	—	—	7,250	—
Issuance of common stock in follow-on offering — net of underwriting discounts	3,582	35	—	76,811	—	—	76,846	—
Direct costs of follow-on offering	—	—	—	(821)	—	—	(821)	—
Repurchase or reacquisition of common stock	(90)	—	—	(233)	—	—	(233)	—
Net income from February 8, 2006 to December 31, 2006	—	—	—	—	31,370	—	31,370	31,370

Balance, December 31, 2006	25,754	258	—	352,299	(85,208)	(295)	267,054	34,935

Net income	—	—	—	—	20	—	20	20
Currency translation adjustment	—	—	—	—	—	138	138	138
Share-based compensation expense	—	—	—	10,716	—	—	10,716	—
Excess tax benefits from share-based compensation	—	—	—	12	—	—	12	—
Vested and delivered restricted stock units	48	—	—	—	—	—	—	—
Repurchase or reacquisition of common stock	(567)	(6)	—	(4,307)	—	—	(4,313)	—

Balance, December 31, 2007	25,235	$252	$—	$358,720	$(85,188)	$(157)	$273,627	$158

See accompanying notes to the consolidated financial statements.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2007	2006	2005

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$20	$34,921	$(7,058)
Non-cash items included in net income (loss):
Depreciation and amortization of property and equipment	6,450	8,549	9,146
Share-based compensation expense	10,900	7,250	—
Excess tax benefits from share-based compensation	(12)	—	—
Deferred tax benefit	(5,231)	(15,862)	—
Provision for doubtful corporate finance and syndicate receivable accounts	718	7	1,242
Provision (credit) for facility lease loss	(208)	3,337	675
Deferred rent expense	(706)	(543)	718
Unrealized and realized gains on partnership and other securities— net	(17,706)	(13,130)	(7,748)
Interest amortization on notes payable	818	721	—
Other	159	273	(12)
Net effect of changes in operating assets and liabilities:
Restricted cash	(250)	4,049	380
Securities owned and securities sold, but not yet purchased — net	(10,164)	(32,802)	30,991
Corporate finance and syndicate receivables — net	749	(9,604)	(790)
Distributions from investment partnerships	11,537	16,045	8,600
Other assets	(16,396)	4,008	(2,177)
Receivable from/payable to clearing brokers — net	(1,381)	15,714	1,118
Accrued expenses and other liabilities	6,346	(1,441)	(2,140)
Payables to customers	—	(3,343)	(389)
Accrued compensation	18,941	(5,168)	7,727

Net cash provided by operating activities	4,584	12,981	40,283

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,225)	(3,130)	(951)
Sale of property and equipment	—	—	282
Acquisition of intangible asset	—	—	(243)
Restricted cash deposits	—	—	(2,263)
Partnership investments purchased	(3,496)	(4,466)	(2,731)
Purchases of other investments	(155,659)	(200,258)	—
Proceeds from sale of other investments	177,844	132,007	3,250

Net cash provided by (used in) investing activities	15,464	(75,847)	(2,656)

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of capital lease obligations	(131)	(279)	(970)
Repayments of notes payable	(30,766)	(23,427)	(4,168)
Proceeds from notes payable	25,000	6,217	7,967
Proceeds from issuance of common stock — net of expenses	—	142,243	—
Excess tax benefits from share-based compensation	12	—	—
Repurchase and retirement of common stock	(1,245)	(233)	—
Contributions from members	—	283	3,196
Distributions to members	—	(6,465)	(10,750)
Withdrawals of capital	—	(1,581)	(702)

Net cash (used in) provided by financing activities	(7,130)	116,758	(5,427)

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,918	53,892	32,200
CASH AND CASH EQUIVALENTS — Beginning of year	144,085	90,193	57,993

CASH AND CASH EQUIVALENTS — End of year	$157,003	$144,085	$90,193

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$9,412	$10,063	$4,262

Cash paid for taxes	$15,140	$8,170	$—

Non-cash investing and financing activities:
Acquired fixed assets under capital lease	—	—	374
Note payable refinanced	—	—	4,667
Capital lease refinanced by note payable	—	—	1,461
Issuance of common shares and warrant for Class C, D and D-1 redeemable convertible preference shares	—	194,581	—
Issuance of senior notes for Class D and D-1 redeemable convertible preference shares	—	29,728	—

See accompanying notes to the consolidated financial statements.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Organization

Organization

Thomas Weisel Partners Group, Inc., a Delaware corporation, together with its subsidiaries (collectively, the “Firm”), is an investment banking firm headquartered in San Francisco. The Firm operates and is managed as a single operating segment providing investment services that include investment banking, securities brokerage, research and asset management. The Firm operates on an integrated basis to best meet the needs of its clients.

The Firm primarily conducts its investment banking, securities brokerage and research business through Thomas Weisel Partners LLC (“TWP”). TWP is a registered broker-dealer under the Securities Exchange Act of 1934, is a member of the New York Stock Exchange, Inc. (“NYSE”), American Stock Exchange and FINRA, the Financial Industry Regulatory Authority (successor to the National Association of Securities Dealers, Inc. or the NASD) and is also a registered introducing broker under the Commodity Exchange Act and a member of the National Futures Association. TWP introduces on a fully disclosed basis its proprietary and customer securities transactions to other broker-dealers for clearance and settlement. TWP conducts certain brokerage activities through its subsidiaries, Thomas Weisel International Private Limited (“TWIPL”), a company formed under the laws of India, and Thomas Weisel Partners International Limited (“TWPIL”), a company located in the U.K.

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

In connection with the closing of the initial public offering, a number of reorganization transactions were carried out in order to cause Thomas Weisel Partners Group, Inc. to succeed to the business of Thomas Weisel Partners Group LLC. In the reorganization transactions, the members of Thomas Weisel Partners Group LLC received shares of common stock of Thomas Weisel Partners Group, Inc. and in the

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

case of holders of Class D and D-1 shares, received additional consideration in the form of notes and a warrant of Thomas Weisel Partners Group, Inc., in exchange for all of their membership interests and shares of redeemable convertible preference stock of Thomas Weisel Partners Group LLC. The notes that certain members received resulted in $33 million of additional debt for the Firm, recorded at the date of issuance at the estimated fair value of the debt of $29.7 million. See Note 11 — Notes Payable for details on the notes issued and Note 12 — Earnings Per Share for details on the warrant issued.

Follow-On Offering

On May 23, 2006, Thomas Weisel Partners Group, Inc. completed a follow-on offering in which it issued and sold 3,581,902 shares of its common stock. The Firm received net proceeds from the sale of shares of common stock in this follow-on offering of $76.0 million. In addition, as part of the follow-on offering, selling shareholders sold 2,570,598 shares of common stock, the proceeds of which were not received by the Firm. As of December 31, 2007 there were 25,235,470 shares of common stock of Thomas Weisel Partners Group, Inc. outstanding.

Note 2 —	Announcement of Acquisition

On January 2, 2008, the Firm announced the completion of its acquisition of Westwind Capital Corporation (“Westwind”), a full-service, institutionally oriented, independent investment bank focused on the energy and mining sectors. Westwind, which was founded in 2002 and headquartered in Toronto, has additional offices in Calgary, Montreal and London. Under the agreement, the Firm indirectly acquired all of Westwind’s outstanding shares and Westwind became an indirect subsidiary of the Firm.

The purchase price was approximately $155 million, which consisted of $45 million in cash, 7,009,112 shares of the Firm’s common stock valued at $15.35 per share (based on the average closing price over a five day period starting two days prior to the acquisition announcement date of October 1, 2007 and ending two days after the announcement date) and direct acquisition costs of $2.6 million consisting primarily of legal, accounting and advisory fees. Direct acquisition costs are included in other assets on the Firm’s statements of financial condition. Common stock includes exchangeable shares, which are shares of a Canadian subsidiary of the Firm that are exchangeable for shares of the Firm’s common stock.

The Firm will account for its acquisition of Westwind utilizing the purchase method as required by SFAS No. 141, Business Combinations. In accordance with the purchase method, all assets and liabilities will be recorded at fair value including goodwill and other intangibles acquired. The Firm has not completed the process of determining the fair values of these acquired assets and liabilities and is gathering historical information to determine the fair values of intangibles, assessing the fair value of certain assets, determining the existence of unrecorded assets and liabilities and awaiting completion of the Westwind audit for the pre-acquisition period ended December 31, 2007.

Note 3 —	Significant Accounting Policies

Basis of Presentation — These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of Thomas Weisel Partners Group, Inc., and its wholly-owned subsidiaries. Accordingly all intercompany balances and transactions have been eliminated.

Investment Banking Revenue — Investment banking revenues include underwriting and private placement agency fees earned through the Firm’s participation in public offerings and private placements of equity and debt securities, including convertible debt, and fees earned as a financial advisor in mergers and acquisitions and similar transactions. Underwriting revenues are earned in securities

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

offerings in which the Firm acts as an underwriter and include management fees, selling concessions and underwriting fees. Management fees are recorded on the offering date, selling concession on the trade date and underwriting fees at the time the underwriting is completed and the related income is reasonably determinable. Syndicate expenses related to securities offerings in which the Firm acts as underwriter or agent are deferred until the related revenue is recognized. Merger and acquisition fees and other advisory service revenues are generally earned and recognized upon successful completion of the engagement, except for fees earned upon the delivery of a fairness opinion and fees earned ratably over the term of a retainer. Underwriting revenues are presented net of related expenses. Unreimbursed expenses associated with private placement and advisory transactions are recorded as non-compensation expenses.

Brokerage Revenue — The majority of the Firm’s brokerage revenue is derived from commissions paid by customers from brokerage transactions in equity securities and spreads paid by customers on convertible debt securities. Commission revenues and related expenses resulting from securities transactions executed are recorded on a trade date basis. Brokerage revenue also includes net trading gains and losses which result from market making activities, from the Firm’s commitment of capital to facilitate customer transactions and from proprietary trading activities relating to the Firm’s convertible debt and special situations trading groups. In addition, brokerage revenue includes fees paid for investment advisory services provided through the Firm’s private client services group to both institutional and high-net-worth individual investors, based on the value of assets under management, and fees paid to the Firm for research. These fees are recognized in income as earned.

Asset Management Revenue — Management fees are earned from managing investment partnerships and are recorded as services are provided pursuant to contractual agreements. Management fees earned from investment partnerships are generally paid monthly or quarterly based upon either committed capital or assets under management, depending upon the nature of the investment product. Also included in asset management revenues are the realized and unrealized gains and losses from the valuation of the Firm’s investments, which are carried on the consolidated statements of financial condition within investments in partnerships and other securities, and also include certain investments held in securities owned and other investments.

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

Customer Concentration — There is a concentration in brokerage revenue among the Firm’s ten largest brokerage clients, as follows (in thousands, except percentages):

	Year Ended December 31,
	2007	2006	2005

Revenue	$26,238	$31,956	$44,985
Percentage of brokerage revenue	22%	26%	32%

Merger and acquisition fees and other advisory revenues for 2007 and 2005 included revenues of $13.4 million and $13.2 million, respectively, generated from multiple advisory services performed for a single client. There was no customer concentration in merger and acquisition fees and other advisory revenues for 2006.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Cash and Cash Equivalents — The Firm considers highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include cash held by the clearing brokers of $135.9 million and $122.8 million as of December 31, 2007 and 2006, respectively.

Restricted Cash — The restricted cash consists of cash and restricted deposits as collateral for letters of credit related to lease commitments. Restricted cash is as follows (in thousands):

	December 31,
	2007	2006

Restricted cash	$4,241	$4,241
Restricted deposits	2,477	2,227

Total restricted cash	$6,718	$6,468

Securities Owned, Securities Sold, but not yet Purchased and Other Investments — Securities owned, securities sold, but not yet purchased and other investments are recorded on a trade date basis and are carried at fair value. Realized and unrealized gains and/or losses have been reflected within brokerage revenues or asset management revenues in the consolidated statements of operations. Equity securities are carried at market value which is determined using quoted market prices. Convertible debt securities and other fixed income securities are carried at fair value determined using recent transactions, dealer quotes and comparable fixed income values.

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

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.

Leases — Leases are accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 13, Accounting for Leases, and are classified as either capital or operating, as appropriate. For capital leases, the present value of the related lease payments is recorded as a liability. Amortization of capitalized leased assets is computed on the straight-line method over the useful life of the asset.

Liability for Lease Losses — Included in accrued expenses and other liabilities on the consolidated statements of financial condition is a liability for lease losses related to office space that the Firm sub-leased or abandoned due to staff reductions in prior years. The Firm estimates its liability for lease losses as the net present value of the differences between lease payments and receipts under sublease agreements, if any.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Receivable from/Payable to Clearing Brokers — TWP clears customer transactions through other broker-dealers on a fully disclosed basis. The amount receivable from/payable to the clearing brokers relates to such transactions. TWP has indemnified the clearing brokers for any losses as a result of customer nonperformance.

Fair Value of Financial Instruments — Securities owned, securities sold, but not yet purchased, other investments and investments in partnerships and other securities are recorded at fair value. The Firm’s other financial instruments, including primarily corporate finance and syndicate receivables, payable to clearing brokers and certain other assets, are recorded at their cost or contract amount which is considered by management to approximate their fair value as they are short-term in nature or are subject to frequent repricing.

Corporate Finance and Syndicate Receivables — Corporate finance and syndicate receivables include receivables relating to the Firm’s investment banking or advisory engagements. The Firm records an allowance for doubtful accounts on these receivables based on a specific identification basis.

A summary of the allowance for doubtful corporate finance and syndicate receivable accounts of the Firm for the year ended December 31, 2007 is presented below (in thousands):

Balance at December 31, 2006	$7
Additional reserves	730
Write-offs	(12)

Balance at December 31, 2007	$725

Investments in Partnerships and Other Securities — Partnership investments consist of the Firm’s general and limited partnership interests in investment partnerships and direct investments in non-public equity securities. These investments are accounted for using the fair value method, which requires unrealized gains and losses to be recorded in the consolidated statements of operations, based on the percentage interest in the underlying partnerships. The net assets of the investment partnerships consist primarily of investments in non-marketable securities. The underlying investments held by such partnerships are valued based on estimated fair value ultimately determined by the Firm or its affiliates in the Firm’s capacity as general partner and, in the case of an investment in an unaffiliated investment partnership, are based on financial statements prepared by an unaffiliated general partner. Increases and decreases in estimated fair value are recorded based on underlying information of these non-public company investments including third-party transactions evidencing a change in value, market comparables, operating cash flows and financial performance of the companies, trends within sectors and/or regions, underlying business models, expected exit timing and strategy, and specific rights or terms associated with the investment, such as conversion features and liquidation preferences.

The investment partnerships in which the Firm is a general partner may allocate carried interest and make carried interest distributions to the general partner if the partnerships’ investment performance reaches a threshold as defined in the respective partnership agreements. The Firm recognizes the allocated carried interest when this threshold is met, however future investment underperformance may require amounts previously distributed to us to be returned to the partnership.

The Asset Management Subsidiaries earn management and other fees from the investment partnerships which they manage or are the general partner. Such management fees are generally based on the net assets or committed capital of the underlying partnerships. Through March 31, 2007, the Firm agreed in certain cases to waive management fees, in lieu of making a cash contribution, in satisfaction of its general partner investment commitments to the investment partnerships. In these cases, the Firm generally recognizes its management fee revenues at the time when it is allocated a special profit interest

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in realized gains from these partnerships. With respect to the investment partnerships existing as of March 31, 2007, the Firm will no longer waive management fees subsequent to March 31, 2007.

Compensation and Benefits — Compensation and benefits expense includes salaries, overtime, bonuses, commissions, share-based compensation, benefits, employment taxes and other employee costs. Share-based compensation is accrued over the vesting period of the related restricted stock units. Bonuses are accrued over the service period to which they relate. In the case of guaranteed amounts, the service period is defined by the contract, whereas the service period for discretionary awards is defined by the payment dates and the conditions, if any, that must be fulfilled in order to receive the award.

Provision for Taxes — Prior to the reorganization of the Firm from a limited liability company to a corporation in February 2006, all income and losses of the Firm were reportable by the individual members of the limited liability company in accordance with the Internal Revenue Code. Accordingly, the U.S. Federal and state income taxes payable by the members, based upon their share of the Firm’s net income, have not been reflected in the accompanying consolidated financial statements for periods prior to the reorganization. The Firm was liable for local unincorporated business tax on business conducted in New York City, City of San Francisco business tax and income tax on current income realized by its foreign subsidiaries. The Firm records income tax expense on the earnings of its foreign subsidiaries, but it does not provide any distribution taxes on the undistributed earnings of these subsidiaries as the Firm intends to reinvest any earnings indefinitely.

After the reorganization, the Firm accounts for taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax bases of its assets and liabilities.

On January 1, 2007, the Firm adopted the provisions of Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken, or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN No. 48 did not have a material impact on the Firm’s consolidated statements of financial condition, operations and cash flows.

Comprehensive Income (Loss) — Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that are recorded as an element of shareholders’ and members’ equity (deficit) but are excluded from net income (loss). The Firm’s other comprehensive income (loss) is comprised of foreign currency translation adjustments.

Foreign Currency Translation — Assets and liabilities denominated in non-U.S. currencies are translated at the rate of exchange prevailing on the date of the consolidated statements of financial condition, and revenues and expenses are translated at average rates of exchange for the period. Gains (losses) on translation of the consolidated financial statements are from the Firm’s subsidiaries in the U.K., Mauritius and India where the functional currency is not the U.S. dollar. Translation gains (losses) were not significant for each of the years ended December 31, 2007, 2006 and 2005 and are reflected as a component of accumulated other comprehensive income (loss). Gains and losses on foreign currency transactions, which are not significant, are included in the consolidated statements of operations.

New Accounting Pronouncements

Statement of Financial Accounting Standards No. 157 — “Fair Value Measurements” (“SFAS No. 157”).  In September 2006, the Financial Accounting Standards Board (“FASB”) issued

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The primary focus of this statement is to increase consistency and comparability in fair value measurements, as well as provide better information about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements and the effect fair value measurements have on earnings for the period, if any. The Firm will adopt SFAS No. 157 as of January 1, 2008. The Firm is currently evaluating the impact, if any, that the adoption of SFAS No. 157 will have on its consolidated statements of financial condition, operations and cash flows. The Firm elected to defer adoption of SFAS No. 157 until January 1, 2009 for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis, for which, the Firm does not expect the adoption of SFAS No. 157 to have a material impact on its financial condition, results of operations or cash flows in future periods.

Statement of Financial Accounting Standards No. 159 — “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”).  In February 2007, the FASB issued SFAS No. 159, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The Firm will adopt SFAS No. 159 as of January 1, 2008. The Firm has elected not to apply the provisions of SFAS No. 159 to fair value its assets and liabilities and instead will continue to fair value its assets and liabilities according to preexisting fair value policies for specified types of eligible items.

Statement of Financial Accounting Standards No. 141R — “Business Combinations” (“SFAS No. 141R”).  In December 2007, the FASB issued SFAS No. 141R, which improves the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption of SFAS No. 141R is not permitted. The Firm is currently evaluating the impact, if any, that the adoption of SFAS No. 141R will have on its consolidated statements of financial condition, operations and cash flows.

Statement of Financial Accounting Standards No. 160 — “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (“SFAS No. 160”).  In December 2007, the FASB issued SFAS No. 160, which improves the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption of SFAS No. 160 is not permitted. The Firm is currently evaluating the impact, if any, that the adoption of SFAS No. 160 will have on its consolidated statements of financial condition, operations and cash flows.

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

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 5 —	Securities Owned and Securities Sold, But Not Yet Purchased

Securities owned and securities sold, but not yet purchased were as follows (in thousands):

	December 31,
	2007		2006
		Sold, But		Sold, But
		Not Yet		Not Yet
	Owned	Purchased	Owned	Purchased

Equity securities	$30,957	$130,252	$25,260	$63,078
Convertible bonds	189,483	18,351	111,773	22,610
U.S. Treasury securities	—	15,330	—	5,002

Total securities owned and securities sold, but not yet purchased	$220,440	$163,933	$137,033	$90,690

At December 31, 2007 and 2006, securities sold, but not yet purchased were collateralized by securities owned that are held at the clearing brokers.

Convertible bonds include certain securities that cannot be publicly offered or sold unless registration has been affected under the Securities Act of 1933. The estimated fair value of these securities included in the convertible bonds owned was approximately $15.9 million at December 31, 2007. The estimated fair value of these securities included in the convertible bonds sold, but not yet purchased was approximately $8.6 million at December 31, 2006.

Note 6 —	Investments in Partnerships and Other Securities

Investments in partnerships and other securities consist of investments in private equity partnerships and direct investments in private companies. Included in private equity partnerships are the general

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

partner investments in investment partnerships and the adjustments recorded to reflect these investments at fair value. The Firm waived certain management fees with respect to certain of these partnerships through March 31, 2007. These waived fees constitute deemed contributions to the investment partnerships that serve to satisfy the Firm’s general partner commitment, as provided in the underlying investment partnerships’ partnership agreements. The Firm may be allocated a special profits interest in respect of previously waived management fees based on the subsequent investment performance of the respective partnerships.

The Firm has put in place incentive compensation arrangements that are structured under separate limited liability company agreements in order to incentivize certain of the Firm’s professionals responsible for managing such business. Compensation expense associated with these payments to these individuals was $2.7 million, $3.0 million and $6.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

In November 2005, the Firm completed a transaction pursuant to which the responsibility for management and operations of certain of the Firm’s private equity funds, including Thomas Weisel Capital Partners, L.P. and affiliated funds (“TWCP”) was assumed by a new general partner owned by former employees of the Firm who had been actively involved in the management of those funds. TWCP was formed in 1999 with an original capital commitment of approximately $1.3 billion. The management fees and transaction related fees from TWCP have been reflected in the Firm’s historical results of operations, including $15.6 million in the year ended December 31, 2005. A subsidiary of the Firm remains as a general partner but the new general partner has primary management responsibility. As a result of these arrangements, the Firm is no longer entitled to management fees from TWCP but the Firm retains the right to receive distributions with respect to its capital account. In connection with the closing of the transaction, the Firm recorded a loss of approximately $2.3 million in the year ended December 31, 2005, which included payments to the Firm’s former employees and certain transaction-related expenses that the Firm agreed to assume in connection with the transfer of management responsibility of TWCP.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Other Investments

Other investments consist of investments with maturities greater than three months from the purchase date and were recorded at market prices as follows (in thousands):

	December 31,
	2007	2006

Auction rate securities	$46,150	$49,400
Municipal debt securities	4,016	22,125
Equity securities	—	1,902
Other	1,018	—

Total other investments	$51,184	$73,427

The auction rate securities are variable rate debt instruments, having long-term maturity dates (approximately 2 to 33 years), but whose interest rates are reset through an auction process, most commonly at intervals of 7, 28 and 35 days. The interest earned on these investments is exempt from Federal income tax. All of the Firm’s auction rate securities are backed by pools of student loans and all were rated AAA/Aaa as of December 31, 2007.

In January 2008 the Firm sold a substantial portion of its auction rate securities holdings through the normal auction process and used the proceeds to fund its acquisition of Westwind. The net proceeds from these sales were $35.8 million, resulting in a balance of $10.4 million at January 31, 2008.

In February 2008, liquidity issues in the global credit markets resulted in the failure of auctions for the Firm’s remaining $10.4 million of ARS. The Firm continues to receive interest when due on its auction rate securities at a weighted-average interest rate that is currently 5.6% and expect to continue to receive interest when due in the future. The principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers and the underwriters establish a different form of financing to replace these securities or final payments come due according to contractual maturities ranging from 18 to 33 years.

Note 8 —	Related Party Transactions

Receivables from related parties consisted of the following (in thousands):

	December 31,
	2007	2006

Co-Investment Fund loans to employees and former employees	$3,973	$4,390
Employee loans and other related party receivables	1,066	1,083
Less: Allowance for doubtful loans	(1,849)	(2,507)

Total receivables from related parties	$3,190	$2,966

Related Party Loans

Co-Investment Funds — In 2000 and 2001 the Firm established an investment program for employees wherein employees who qualified as accredited investors were able to contribute up to 4% of their compensation to private equity funds (the “Co-Investment Funds”). The Co-Investment Funds were established solely for employees of the Firm and invested side-by-side with the Firm’s affiliates, Thomas Weisel Capital Partners, L.P. (a private equity fund formerly managed by the Firm) and Thomas Weisel Venture Partners L.P. As part of this program, the Firm made loans to employees for capital contributions to the Co-Investment Funds in amounts up to 400% of employees’ contributions. The Firm holds as

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

collateral the investment in the Co-Investment Funds and establishes a reserve that reduces the carrying value of the receivable to the fair value of the collateralized ownership interest of the employees and former employees in the Co-Investment Funds. The Firm discontinued the investment program for employees in 2002. During the years ended December 31, 2007 and 2006, the Co-Investment Funds distributed $1.1 million and $2.0 million, respectively, which was credited towards repayment of loans to employees.

Employee Loans — The Firm from time to time prior to its initial public offering made unsecured loans to its employees. These loans were not part of a Firm program, but were made as a matter of course. The Firm previously established a reserve for the face value of these loans. In June 2007, two employees entered into agreements with the Firm that provide for repayment of their loans by December 31, 2008. The agreements provide for repayment of the loans from funds generated through repurchase by the Firm of shares of the Firm’s common stock held by the employees if the loans have not already been paid. As a result of these agreements, the Firm reversed the previously established reserve of $790,000, which is included in other expense in the consolidated statement of operations for the year ended December 31, 2007.

Other Related Party Transactions

The Firm provides personal office services to Mr. Weisel, its Chairman and Chief Executive Officer. Beginning January 1, 2006 the Firm reached an agreement with Mr. Weisel that he would reimburse the Firm for out-of-pocket expenses the Firm incurs for these services. Amounts incurred by the Firm for these services for the years ended December 31, 2007 and 2006 were approximately $322,000 and $243,000, respectively. Prior to January 1, 2006, the Firm had borne the costs of these services. The Firm’s incremental costs attributable to personal office services provided to Mr. Weisel were approximately $390,000 for the year ended December 31, 2005. The receivable from Mr. Weisel at December 31, 2007 and 2006 was approximately $160,000 and $63,000, respectively.

In addition, Mr. Weisel and certain other employees of the Firm from time to time use an airplane owned by Ross Investments Inc., an entity wholly owned by Mr. Weisel, for business travel. The Firm and Ross Investments Inc. have adopted a time-sharing agreement in accordance with Federal Aviation Regulation 91.501 to govern the Firm’s use of the Ross Investments Inc. aircraft, pursuant to which the Firm reimburses Ross Investments Inc. for the travel expenses in an amount generally comparable to the expenses the Firm would have incurred for business travel on commercial airlines for similar trips. For the years ended December 31, 2007, 2006 and 2005 the Firm paid approximately $210,000, $428,000 and $148,000, respectively, to Ross Investments Inc. on account of such expenses. These amounts are included in marketing and promotion expense within the consolidated statements of operations. As of December 31, 2007 and 2006, the payable to Ross Investments Inc. was zero and $6,000, respectively.

In September 2007, the Firm entered into an amendment to the Employment Agreement it has with Mr. Weisel. The amendment alters the timing of certain payments that may become due to Mr. Weisel thereunder upon a termination of his employment by deferring such payments until six months following any such termination. A copy of this amendment was filed as an exhibit to the Quarterly Report on Form 10-Q for the three months ended September 30, 2007.

During the year ended December 31, 2007, the Firm acted as a financial advisor to London Bay Capital LLC in connection with its indirect acquisition of a controlling interest in a limited liability company, which was completed in January 2008. The Firm also acted as a placement agent in connection with the issuance of debt undertaken to finance a portion of the transaction. As compensation for its advisory and placement agent services in this matter, the Firm received aggregate compensation of approximately $1.9 million from London Bay Capital and its affiliates, which amount includes 10,000 shares of the limited liability company. Also, in connection with this transaction, the Firm purchased additional shares

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the limited liability company. In February 2008, the Firm elected to its Board of Directors Alton F. Irby III who is a founding partner of London Bay Capital LLC.

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

Note 9 —	Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2007	2006

Leasehold improvements	$63,782	$63,325
Equipment, computer hardware and software	33,384	30,342
Furniture and artwork	17,165	17,064
Capital leases	375	375

Total property and equipment	114,706	111,106
Less: Accumulated depreciation and amortization	(93,389)	(86,917)

Total property and equipment — net	$21,317	$24,189

Depreciation and amortization expense related to property and equipment totaled $6.4 million, $8.5 million and $9.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 10 —	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	December 31,
	2007	2006

Syndicate liabilities	$13,406	$7,499
Accounts payable	13,150	9,795
Private equity distribution payable	6,593	3,424
Liability for lease losses	5,106	7,450
Deferred rent	4,079	5,699
Deferred incentive fees	3,463	4,979
Other	14,262	10,220

Total accrued expenses and other liabilities	$60,059	$49,066

The liability for lease losses relates to office space that the Firm subleased or abandoned due to staff reductions in 2001 and 2002 and the liability will expire with the termination of the relevant facility leases through 2010. The lease loss provision (benefit) was ($0.2) million, $3.3 million and $0.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. The Firm estimates its liability for lease losses as the net present value of the differences between lease payments and receipts under sublease agreements.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued expenses and other liabilities at December 31, 2007 and 2006 includes an accrual for anticipated settlement amounts related to matters described in Note 16 — Commitments, Guarantees and Contingencies. These amounts are included in other in the table above.

Included in other expense in the consolidated statements of operations are insurance recoveries of $0.7 million, $4.3 million and $3.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. These amounts represent recovery of legal expenses the Firm incurred in the past to defend various legal matters and reduce the total other expense. These amounts are not accrued until amounts are considered probable of recovery.

Note 11 —	Notes Payable

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

The two Senior Notes in the aggregate principal amount of $23 million bear interest at a floating rate equal to the mid-term applicable federal rate in effect from time to time and mature in 2011. The Contingent Payment Senior Note bears no interest and provides for payments as and when certain distributions from TWCP are made, with a maximum term of five years. As the interest rate terms for all three notes were at amounts more favorable than the current market incremental borrowing rate for the Firm, the notes were recorded at fair value and the discounts are being amortized over the terms of the loans. As the term of the Contingent Payment Senior Note is linked to distributions, estimates were made by the Firm and applied in determining the estimated term of the Contingent Payment Senior Note and the associated discount. The discount for the Contingent Payment Senior Note is being amortized over the full expected term maturing in 2011.

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

The Firm was not in compliance with a covenant it has with the holder of its secured note related to a covenant not to exceed a quarterly or annual net after-tax loss greater than $10 million. In the quarter ended December 31, 2007, the Firm’s net after-tax loss exceeded $10 million. The secured note holder waived this covenant violation. The Firm was in compliance with all other covenants at December 31, 2007.

The Firm was in compliance with all covenants at December 31, 2006.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notes payable consisted of the following (in thousands):

	December 31, 2007		December 31, 2006
	Principal	Carrying	Principal	Carrying
	Amount	Amount	Amount	Amount

Senior Note, floating mid-term AFR(d) + 2.25%(a)	$13,000	$12,267	$13,000	$12,056
Senior Note, floating mid-term AFR(d) + 2.25%(a)	10,000	9,436	10,000	9,274
Contingent Payment Senior Note, non interest bearing(b)	2,384	1,948	4,417	3,536
Secured Note, floating at LIBOR + 2.85%(c)	3,734	3,734	7,467	7,467

Total notes payable	$29,118	$27,385	$34,884	$32,333

(a)	The Firm has recorded the debt principal at a discount to reflect the below-market stated interest rate of these notes at inception. The Firm amortizes the discount to interest expense so that the interest expense approximates the Firm’s incremental borrowing rate.

(b)	The Contingent Payment Senior Note has a variable due date based upon distributions received from certain private equity funds. The Firm has recorded the debt principal at a discount and amortizes the discount to interest expense so that the interest expense on this non-interest bearing note approximates the Firm’s incremental borrowing rate at the date of issuance. For the year ended December 31, 2007 and 2006, the Firm received $2.0 million and $5.6 million, respectively, in distributions that were used to repay the principal on this note.

(c)	Amounts are due in equal monthly installments through December 2008. The note is secured by all the fixed assets and leasehold improvements of the Firm.

(d)	Applicable Federal Rate.

As of December 31, 2007 and 2006 the fair value for each of the notes payable presented above approximates the carrying value as of December 31, 2007 and 2006.

The weighted-average interest rate for notes payable was 7.79% and 7.23% at December 31, 2007 and 2006, respectively.

In May 2007, the Firm entered into a $25.0 million temporary subordinated loan at an interest rate of LIBOR plus 2.0%. The Firm repaid this loan in May 2007. The Firm incurred interest expense of approximately $81,000 in connection with this loan during the year ended December 31, 2007.

In addition, during the year ended December 31, 2006 the Firm paid a commitment fee of 1.0% on a $40.0 million subordinated borrowing. This facility, which was not drawn upon during 2006, was terminated by the Firm in November 2006.

During the year ended December 31, 2006 the Firm borrowed $6.2 million against its $10 million revolving line of credit with First Republic Bank, which was subsequently repaid to First Republic Bank prior to December 31, 2006. This facility was terminated by the Firm in January 2007.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Scheduled principal payments for notes payable at December 31, 2007 are as follows (in thousands):

2008	$3,734
2009	—
2010	—
2011	25,384
Thereafter	—

Total	$29,118

Note 12 —	Earnings Per Share

The Firm calculates its basic and diluted earnings per share in accordance with SFAS No. 128, Earnings per Share. Diluted shares outstanding for the years ended December 31, 2007 and 2006 are calculated including the effect of the dilutive instruments. The Firm uses the treasury stock method to reflect the potential dilutive effect of the unvested restricted stock units, the warrant and unexercised stock options.

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

The following table is a reconciliation of basic and diluted income per share (in thousands, except per share data):

	Year Ended December 31,
	2007	2006

Net income	$20	$34,921
Less: Preferred dividends and accretion	—	1,608

Net income attributable to common shareholders and to Class A, B and C shareholders	$20	$33,313

Basic weighted average shares outstanding	26,141	23,980
Effect of dilutive securities:
Weighted average restricted stock units	261	866
Weighted average warrant	44	99

Diluted weighted average shares outstanding	26,446	24,945

Earnings per share:
Basic earnings per share	$0.00	$1.39
Diluted earnings per share	$0.00	$1.34

Potential dilutive shares consist of the incremental common stock issuable for outstanding restricted stock units, stock options and a warrant (both vested and non-vested) using the treasury stock method. Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dilutive. The anti-dilutive stock options totaled 85,216 for the year ended December 31, 2007 and totaled 32,831 for the year ended December 31, 2006.

Note 13 —	Share-Based Compensation

On January 27, 2006 the Board approved and the Firm adopted the Thomas Weisel Partners Group, Inc. Equity Incentive Plan (the “Equity Incentive Plan”) which provides for the awards of non-qualified and incentive stock options, restricted stock and restricted stock units and other share-based awards to officers, directors, employees, consultants and advisors of the Firm. Initially, the Equity Incentive Plan provided for the issuance of up to a maximum of 5,000,000 shares. At the Firm’s Annual Meeting of Shareholders on May 23, 2007, the Firm’s shareholders approved an amendment to the Equity Incentive Plan that increased the maximum number of shares that may be issued thereunder by 1,150,000 shares. As a result, the total number of shares issuable under the plan is 6,150,000 shares. Awards of stock options and restricted stock units under the Equity Incentive Plan reduce the number of shares available for future issuance. The number of shares available for future issuance under the Equity Incentive Plan at December 31, 2007 is approximately 3,113,000 shares.

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

The fair value of each option award is estimated on the date of grant using a Black-Scholes Merton option pricing model with the following weighted-average assumptions noted in the table below. The weighted-average grant-date fair value of the option awards granted during the years ended December 31, 2007 and 2006 was $8.59 and $9.90 per share, respectively.

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

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2007	2006

Expected volatility	47.46%	35%
Expected term (in years)	5.00	6.25
Risk-free interest rate	4.71%	4.71%
Dividend yield	—%	—%
Weighted-average grant date fair value	$8.59	$9.90

A summary of option activity under the Equity Incentive Plan for the year ended December 31, 2007 is presented below:

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value
	(in years)

Outstanding, December 31, 2006	32,831	$22.70	9.23	$—
Granted	52,385	18.09	10.00	—
Exercised	—	—	—	—
Cancelled	—	—	—	—
Expired	—	—	—	—

Outstanding, December 31, 2007	85,216	$19.87	8.94	$—

Exercisable, December 31, 2007	66,749	$19.08	9.14	$—

As of December 31, 2007, there were 66,749 options vested. The Firm assumes that there will be no forfeitures of the non-vested options outstanding as of December 31, 2007 and therefore expects the total amount to vest over their remaining vesting period.

As of December 31, 2007 the total unrecognized compensation expense related to non-vested options was approximately $0.2 million. This cost is expected to be recognized over a weighted-average period of 2.2 years.

The Firm recorded $0.5 million and $0.1 million in non-cash compensation expense during the years ended December 31, 2007 and 2006, respectively, with respect to options.

The Firm will issue new shares of common stock upon exercise of stock options.

Restricted Stock Units

Upon completion of its initial public offering, the Firm granted to a broad group of its employees and advisors and each of its independent directors’ restricted stock units with respect to which shares of the Firm’s common stock are deliverable. The allocation of these restricted stock units to the employees was determined on a discretionary basis and the grants to the independent directors were determined in accordance with the director compensation policy. The value of these restricted stock units was based on the market price on the date of grant. These restricted stock units vest in three equal installments, a portion of which vested equally on February 7, 2007 and February 8, 2008, and the remaining unvested portion will vest on February 7, 2009, subject to the employee’s continued employment with the Firm, but will vest earlier in the event of a change of control. After vesting, the shares of common stock underlying most of these restricted stock units will be deliverable in three equal installments on or about February 7, 2009, 2010 and 2011, respectively, but may be deliverable earlier in the event of a change in control.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

A summary of non-vested restricted stock unit activity for the year ended December 31, 2007 is presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value

Non-vested, December 31, 2006	1,897,485	$15.13
Issued	1,527,318	18.00
Vested	(603,291)	15.10
Cancelled	(479,942)	16.57

Non-vested, December 31, 2007	2,341,570	$16.71

The fair value of the shares vested during the year ended December 31, 2007 and 2006 was $11.1 million and $0.3 million, respectively.

As of December 31, 2007 there was $25.3 million of total unrecognized compensation expense related to non-vested restricted stock unit awards. This cost is expected to be recognized over a weighted-average period of 2.4 years.

The Firm recorded $10.9 million and $7.3 million in non-cash compensation expense for the year ended December 31, 2007 and 2006, respectively, with respect to grants of restricted stock units.

On February 8, 2008, the Firm made an additional grant of 2,220,178 restricted stock units in connection with its regular compensation process. The unrecognized compensation expense associated with this grant is $15.4 million, net of expected forfeitures. The restricted stock units granted will vest over a four-year service period, subject to the employee’s continued employment with the Firm, and the shares of common stock underlying these restricted stock units will be deliverable on or about the related vesting date.

Note 14 —	Income Taxes

The Firm accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), which requires the recognition of deferred tax assets and liabilities based upon temporary differences between the financial reporting and tax bases of its assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized.

On January 1, 2007, the Firm adopted the provisions of FIN No. 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, and prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken, or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Firm is subject to Federal and state tax authority

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

examination on the 2007 and 2006 tax years. The adoption of FIN No. 48 did not have a material impact on the Firm’s consolidated statements of financial condition, operations and cash flows.

During the three months ended March 31, 2006, the Firm recognized a one-time tax benefit upon conversion to a corporation in connection with the establishment of its deferred tax asset balances, partially offset by a valuation allowance of $9.9 million. The valuation allowance was recorded because management at that time concluded that a portion of the deferred tax benefit, which resulted from unrealized capital losses, more likely than not would not be realized due to the uncertainty of the Firm’s ability to generate future capital gains to offset such capital losses. Based on the performance of the underlying investments in its investments in partnerships during the year ended December 31, 2006, the Firm reduced the valuation allowance by $8.5 million. As of December 31, 2006, the deferred tax asset recorded to reflect these net unrealized losses was $1.4 million, and the related valuation allowance was $1.4 million.

In 2007, based upon the performance of the underlying investments in the Firm’s investments in partnerships and its expectation as to the future performance of such investments, the Firm reduced the valuation allowance from $1.4 million to zero and recognized a deferred tax benefit of $1.6 million on the increase in net unrealized losses. This resulted in a deferred tax asset balance at December 31, 2007 of $3.0 million.

The components of the tax benefit were as follows (in thousands):

	Year Ended December 31,
	2007	2006

Current:
Federal	$1,105	$4,794
State	1,210	2,040
Foreign	123	232

Total current expense	2,438	7,066

Deferred:
Federal	(3,483)	(11,785)
State	(1,507)	(3,999)
Foreign	(241)	(78)

Total deferred benefit	(5,231)	(15,862)

Total tax benefit	$(2,793)	$(8,796)

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the statutory federal income tax rate to the Firm’s effective tax rate was as follows:

	Year Ended December 31,
	2007	2006

Tax at U.S. statutory rate	35.0%	35.0%
State tax expense	1.4	7.0
Foreign tax expense	4.3	0.6
Permanent items(1)	7.4	(2.4)

Rate before adjustment to valuation allowance and impact of change in tax status of the Firm	48.1	40.2
Adjustment to valuation allowance	49.8	(15.6)

Subtotal	97.9	24.6
Earnings from nontaxable limited liability company through February 7, 2006	—	(5.7)
Recognition of deferred tax asset upon change from a limited liability company to a taxable corporation	—	(53.0)
Other adjustments	2.8	0.4

Effective tax rate	100.7%	(33.7)%

(1)	Permanent items for the year ended December 31, 2007 consisted of tax exempt interest, non-deductible expenses and foreign tax loss of 39.3%, (27.6%) and (4.3%), respectively. Permanent items for the year ended December 31, 2006 consisted of tax exempt interest, non-deductible expenses and foreign tax loss of (3.7%), 1.9% and (0.6%), respectively.

The components of deferred tax assets and liabilities were as follows (in thousands):

	Year Ended December 31,
	2007	2006

Deferred tax assets:
Accrued compensation and related expenses	$919	$2,629
Equity based compensation	7,413	3,045
Depreciation and amortization	5,762	4,474
Nondeductible reserves and allowances	5,075	6,644
Net unrealized capital losses	3,017	1,380
Other	253	—

Total deferred tax assets	22,439	18,172
Deferred tax liabilities:
Prepaid expenses	(1,338)	(888)
Other	(8)	(42)

Total deferred tax liabilities	(1,346)	(930)
Valuation allowance	—	(1,380)

Net deferred tax asset	$21,093	$15,862

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Firm does not provide for distribution taxes on the undistributed earnings of its foreign subsidiaries as the Firm intends to reinvest any earnings indefinitely. Undistributed earnings of the Firm’s foreign subsidiaries were not material for the years ended December 31, 2007 and 2006.

Note 15 —	Employee Benefits

The Firm has a defined contribution 401(k) retirement plan (the “Plan”) which allows eligible employees to invest a percentage of their pretax compensation, limited to the maximum allowed by the Internal Revenue Service regulations. The Firm, at its discretion, may contribute funds to the Plan. The Firm made no contributions during the years ended December 31, 2007, 2006 and 2005.

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

As of December 31, 2007, the Firm’s minimum annual lease commitments and related sub-lease income were as follows (in thousands):

	Minimum		Net Minimum
	Lease	Sub-Lease	Lease
	Payments	Rental Income	Payments

2008	$21,475	$3,449	$18,026
2009	20,799	2,702	18,097
2010	15,782	1,141	14,641
2011	11,980	—	11,980
2012	8,988	—	8,988
Thereafter	20,667	—	20,667

Total	$99,691	$7,292	$92,399

Facility and computer equipment lease expenses charged to operations for the years ended December 31, 2007, 2006 and 2005 were $14.8 million, $12.6 million, and $13.7 million, respectively.

The Firm signed a forbearance agreement with the lessor of certain office space it occupies in San Francisco that provided a reduction in the rent payments from November 1, 2003 to October 31, 2005. There were certain non-financial and financial events that would automatically terminate the forbearance agreement, requiring the Firm to reimburse the forbearance amount of $3.3 million to the lessor. The most significant terminating events included the Firm merging with another entity, recording annual revenues greater than $316 million or recording pre-tax income equal to or greater than $40 million, in each case prior to the end of the original lease term in 2010. During the year ended December 31, 2007, the Firm and the lessor entered into an amendment to the lease agreement whereby the contingent forbearance amount would be removed in exchange for a total fee of $1.3 million. During the year ended December 31, 2007, $0.4 million of the total fee is included in occupancy and equipment expense in the consolidated statements of operations. The remaining $0.9 million of the total fee will be included in occupancy and equipment expense over the remaining life of the original lease agreement.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fund Capital Commitments

At December 31, 2007, the Firm and the Firm’s Asset Management Subsidiaries had commitments to invest an additional $3.3 million into affiliated investment partnerships. Such commitments may be satisfied by direct investments and are generally required to be made as investment opportunities are identified by the underlying partnerships. The Firm and the Firm’s Asset Management Subsidiaries’ commitments at December 31, 2007 were as follows (in thousands):

Global Growth Partners I	$887
Global Growth Partners II	708
Tailwind Capital Partners	724
Thomas Weisel Healthcare Venture Partners	551
Thomas Weisel India Opportunity Fund	379
Thomas Weisel Venture Partners	35

Total Fund Capital Commitments	$3,284

In addition to the commitments within the table above, the Firm made the following commitments during the year ended December 31, 2007:

•	In March 2007, the Firm committed $5.0 million to an investment in an unaffiliated fund. This commitment may be called in full at any time. During the year ended December 31, 2007, this unaffiliated fund called $1.5 million of this commitment. The remaining unfunded portion of this commitment as of December 31, 2007 is $3.5 million.

•	In April 2007, the Firm committed $10.0 million to an investment in an unaffiliated fund. During the year ended December 31, 2007 the Firm transferred $5.0 of this commitment to a fund sponsored by the Firm. The remaining $5.0 million of this commitment may be called in full at any time. During the year ended December 31, 2007, this unaffiliated fund called $0.2 million of this commitment. The remaining unfunded portion of this commitment as of December 31, 2007 is $4.8 million.

•	In July and November 2007, the Firm committed $4.9 million and $7.0 million, respectively, to investments in unaffiliated funds. These commitments may be called in full at any time.

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

The Firm is a member of various securities exchanges. Under the standard membership agreement, members are required to guarantee the performance of other members and, accordingly, if another member becomes unable to satisfy its obligations to the exchange, all other members would be required to meet the shortfall. The Firm’s liability under these arrangements is not quantifiable and could exceed the cash and securities it has posted as collateral. However, management believes that the potential for

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Firm to be required to make payments under these arrangements is remote. The Firm has not recorded any loss contingency for this indemnification.

Guaranteed Compensation

Consistent with practice in prior years, guaranteed compensation agreements were entered into during the year ended December 31, 2007. These obligations are being accrued ratably over the service period of the agreements. Total unaccrued obligations at December 31, 2007 for services to be provided subsequent to December 31, 2007 were $6.1 million, of which $1.7 million and $4.4 million is to be paid in 2008 and 2009, respectively.

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

Contingencies

Loss Contingencies

The Firm is involved in a number of judicial, regulatory and arbitration matters arising in connection with its business, including those listed below. The outcome of matters the Firm is involved in cannot be determined at this time, and the results cannot be predicted with certainty. There can be no assurance that these matters will not have a material adverse effect on the Firm’s results of operations in any future period and a significant judgment could have a material adverse impact on the Firm’s consolidated statements of financial condition, results of operations and cash flows. The Firm may in the future become involved in additional litigation in the ordinary course of its business, including litigation that could be material to the Firm’s business.

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

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

believes it has meritorious defenses to these actions and intends to vigorously defend such actions as they apply to the Firm.

In re Initial Public Offering Securities Litigation — The Firm is a defendant in several purported class actions brought against numerous underwriters in connection with certain initial public offerings in 1999 and 2000. These cases have been consolidated in the United States District Court for the Southern District of New York and generally allege that underwriters accepted undisclosed compensation in connection with the offerings, entered into arrangements designed to influence the price at which the shares traded in the aftermarket and improperly allocated shares in these offerings. The actions allege violations of Federal securities laws and seek unspecified damages. Of the 310 issuers named in these cases, the Firm acted as a co-lead manager in one offering, a co-manager in 32 offerings, and as a syndicate member in 10 offerings. The Firm has denied liability in connection with these matters. On June 10, 2004, plaintiffs entered into a definitive settlement agreement with respect to their claims against the issuer defendants and the issuers’ present or former officers and directors named in the lawsuits, however, approval of the proposed settlement remains on hold pending the resolution of the class certification issue described below. By a decision dated October 13, 2004, the Federal district court granted plaintiffs’ motion for class certification, however, the underwriter defendants petitioned the U.S. Court of Appeals for the Second Circuit to review that certification decision. On December 5, 2006 the Second Circuit vacated the district court’s class certification decision and the plaintiffs subsequently petitioned the Second Circuit for a rehearing. On April 6, 2007, the Second Circuit denied the rehearing request. In May 2007, the plaintiffs filed a motion for class certification on a new basis and subsequently have scheduled discovery. The Firm believes it has meritorious defenses to these actions and intends to vigorously defend such actions as they apply to the Firm.

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

In re Merix Securities Litigation — The Firm has been a defendant in a purported class action suit brought in connection with an offering in January 2004 involving Merix Corporation in which it served as co-lead manager for Merix. On September 15, 2005, the United States District Court for the District of Oregon entered an order dismissing all claims against the underwriter defendants, including the Firm, and the Merix defendants. A portion of the claim under Section 12(a)(2) of the Securities Exchange Act of 1934 was dismissed with prejudice, and the remainder of that claim and the Section 11 claim were dismissed with leave to re-file. Plaintiffs subsequently filed an amended complaint and on September 28,

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006 the Court dismissed the remaining claims with prejudice. Following the September 28, 2006 dismissal, plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. The Firm has denied liability in connection with this matter. The Firm believes it has meritorious defenses to these actions and intends to vigorously defend such actions as they apply to the Firm.

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

In re Occam Networks, Inc. Securities Litigation — The Firm has been named as a defendant in an amended complaint for a purported class action lawsuit filed in November 2007 arising out of the November 2006 secondary offering of Occam Networks, Inc. where the Firm acted as the sole book manager. The amended complaint, filed in the United States District Court for the Central District of California, alleges violations of federal securities laws against Occam, various officers and directors as well as Occam’s underwriters, including the Firm, based on alleged misstatements and omissions in the disclosure documents for the offering. The Firm believes it has meritorious defenses to these actions and intends to vigorously defend such actions as they apply to the Firm.

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

In re Orion Energy Systems, Inc. Securities Litigation — The Firm has been named as a defendant in a purported class action lawsuit filed in February 2008 arising out of the December 2007 initial public offering of Orion Energy Systems, Inc. where the Firm acted as the sole book manager. The complaint, filed in the United States District court for the Southern District of New York, alleges violations of federal securities laws against Orion, various officers and directors, as well as Orion’s underwriters, including the Firm, based on alleged misstatements and omissions in the disclosure documents for the offering. The Firm believes it has meritorious defenses to these actions and intends to vigorously defend such actions as they apply to the Firm.

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

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In re Virgin Mobile USA, Inc. Securities Litigation — The Firm has been named as a defendant in one of two purported class action lawsuits filed in November 2007 arising out of the October 2007 initial public offering of Virgin Mobile USA, Inc. where the Firm acted as a co-manager. The complaints, filed in the United States District Courts for New Jersey and the Southern District of New York, allege violations of federal securities laws against Virgin Mobile, various officers and directors as well as Virgin Mobile’s underwriters, including the Firm, based on alleged misstatements and omissions in the disclosure documents for the offering. The parties have agreed to transfer and consolidate the matters in the United States District Court for the Southern District of New York. The Firm believes it has meritorious defenses to these actions and intends to vigorously defend such actions as they apply to the Firm.

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

Other Matters

Claim by Former Shareholder of Westwind Capital Corporation — In December 2007, counsel representing a former shareholder of Westwind Capital Corporation initiated litigation against Westwind Capital Corporation and the Firm claiming, among other things, that the former shareholder was entitled to receive consideration in connection with Thomas Weisel Partners Group, Inc.’s acquisition of Westwind Capital Corporation. The Firm believes it has meritorious defenses to these claims and intends to vigorously defend against such claims.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Settled Matters

Claims by Former Partners of the Firm — In December 2006, counsel representing five former partners of Thomas Weisel Partners Group LLC (the predecessor to the Firm) threatened to initiate litigation against the Firm claiming, among other things, the former partners’ right to the receipt of capital contributions made by them prior to their respective departures. The parties agreed to arbitrate these claims. Subsequently, the Firm engaged in discussions and ultimately settled this matter in March 2008. The settlement amount was appropriately accrued for as of December 31, 2007.

FINRA Review of Autex Blockdata Reporting — The Firm had received an inquiry letter from FINRA (successor to the NASD) indicating that it was reviewing the Firm’s reporting of advertised trading volume through the Autex Blockdata system and two other private service providers and requesting information and documentation relating to certain specified transactions and the Firm’s policies and procedures with respect to reporting advertised volume through these three private service providers. The Firm and other industry participants subsequently engaged in discussions with the FINRA staff regarding activity during one month in 2006, and in December 2007, the Firm settled this matter with FINRA. The settlement amount was appropriately accrued for as of December 31, 2007.

Note 17 —	Financial Instruments with Off-Balance Sheet Risk, Credit Risk or Market Risk

Concentration of Credit Risk and Market Risk

The majority of TWP’s transactions, and consequently the concentration of its credit exposure, is with its clearing brokers. The clearing brokers are also the primary source of short-term financing for both securities purchased and securities sold, but not yet purchased by the Firm. TWP’s securities owned may be pledged by the clearing brokers. The amount payable to the clearing brokers in the Firm’s consolidated statements of financial condition represents amounts payable in connection with the trading of proprietary positions and the clearance of customer securities transactions. As of December 31, 2007 and 2006, TWP’s cash on deposit with the clearing brokers was not collateralizing any liabilities to the clearing brokers.

In addition to the clearing brokers, TWP is exposed to credit risk from other brokers, dealers and other financial institutions with which it transacts business. In the event counterparties do not fulfill their obligations, TWP may be exposed to credit risk. TWP seeks to control credit risk by following an established credit approval process and monitoring credit limits with counterparties.

TWP’s trading activities include providing securities brokerage services to institutional and retail clients. To facilitate these customer transactions, TWP purchases proprietary securities positions (“long positions”) in equity securities, convertible and other fixed income securities. TWP also enters into transactions to sell securities not yet purchased (“short positions”), which are recorded as liabilities on the consolidated statements of financial condition. TWP is exposed to market risk on these long and short securities positions as a result of decreases in market value of long positions and increases in market value of short positions. Short positions create a liability to purchase the security in the market at prevailing prices. Such transactions result in off-balance sheet market risk as TWP’s ultimate obligation to satisfy the sale of securities sold, but not yet purchased may exceed the amount recorded in the consolidated statements of financial condition. To mitigate the risk of losses, these securities positions are marked to market daily and are monitored by management to assure compliance with limits established by TWP. The associated interest rate risk of these securities is not deemed material to TWP.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Included in accrued compensation at December 31, 2006 is an employment agreement whose value was indexed to publicly traded shares of an unrelated entity. This agreement was considered a derivative under applicable GAAP and, accordingly, was being marked to market through compensation and benefits expense in the consolidated statements of operations. During the year ended December 31, 2007, the liability related to this employment agreement was paid to the employee. The fair value of this derivative liability was zero and $1.9 million at December 31, 2007 and 2006, respectively. The Firm reduced its exposure to fluctuations in the value of the employment agreement by purchasing shares of the underlying security. In accordance with the Firm’s stated accounting policy, these shares were carried at market value with fluctuations in value reflected in asset management revenues in the consolidated statements of operations.

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

As of December 31, 2007, TWP’s net capital was $15.8 million, which was $14.8 million in excess of its required minimum. As of December 31, 2006, TWP’s net capital was $52.9 million, which was $51.9 million in excess of its required minimum.

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

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, TWPIL, a subsidiary of the Firm located in the U.K., is a registered U.K. broker-dealer and is subject to the capital requirements of the Financial Securities Authority. As of December 31, 2007, TWPIL was in compliance with these requirements.

Note 19 —	Subordinated Borrowings

In May 2007, the Firm entered into a $25.0 million temporary subordinated loan at an interest rate of LIBOR plus 2.0%. The Firm repaid this loan in May 2007.

During the year ended December 31, 2006 the Firm paid a commitment fee of 1.0% on the $40.0 million subordinated borrowing facility. This facility, was not drawn upon during 2006, and was terminated by the Firm in November 2006.

In addition, in 2005 the Firm put in place a subordinated borrowing facility in the amount of $40.0 million with National Financial Services LLC, a clearing broker to which the Firm transferred a majority of its clearing activities in May 2006. This facility, which was in the form of a revolving note and cash subordination agreement, was terminated by the Firm in November 2006. No amounts were drawn on the facility during the years ended December 31, 2006 and 2005.

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

On a pro forma basis, net revenues for the year ended December 31, 2006 were decreased by the estimated interest expense for the notes payable of $0.1 million. In addition, net income attributable to common shareholders and to Class A, B and C shareholders was increased by $1.6 million to reflect the elimination of preferred dividends and accretion.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On a pro forma basis, the tax benefit for year ended December 31, 2006 was decreased by the estimated additional tax expense of $1.5 million as if the Firm was a corporation beginning January 1, 2006. The additional tax expense is attributable to the Firm’s applicable tax rate, a combination of Federal, state and local income tax rates, of 42% applied to the Firm’s pro forma net income for the period beginning January 1, 2006 through February 6, 2006.

Note 21 —	Quarterly Financial Information (Unaudited)

The following table presents the Firm’s unaudited quarterly results (in thousands). These quarterly results were prepared in accordance with GAAP and reflect all adjustments that are in the opinion of management, necessary for a fair statement of the results.

	Three Months Ended
	March 31	June 30	September 30	December 31

Year Ended December 31, 2007:
Net revenues	$76,689	$71,739	$63,712	$76,909

Expenses excluding interest:
Compensation and benefits	43,990	37,395	38,304	68,213
Non-compensation expenses	23,817	23,915	27,522	28,666

Total expenses excluding interest	67,807	61,310	65,826	96,879

Income (loss) before tax	8,882	10,429	(2,114)	(19,970)
Provision for taxes (tax benefit)	3,481	3,827	(1,314)	(8,787)

Net income (loss)	$5,401	$6,602	$(800)	$(11,183)

Earnings (loss) per share:
Basic earnings (loss) per share	$0.21	$0.25	$(0.03)	$(0.43)
Diluted earnings (loss) per share	$0.20	$0.25	$(0.03)	$(0.43)

Year Ended December 31, 2006:
Net revenues	$77,977	$63,734	$58,120	$76,486

Expenses excluding interest:
Compensation and benefits	41,937	35,398	33,648	41,212
Non-compensation expenses	25,562	23,825	23,039	25,571

Total expenses excluding interest	67,499	59,223	56,687	66,783

Income before tax	10,478	4,511	1,433	9,703
Provision for taxes (tax benefit)	(10,831)	1,191	(119)	963

Net income	21,309	3,320	1,552	8,740
Less: Preferred dividends and accretion	(1,608)	—	—	—

Income attributable to common shareholders and class A, B and C shareholders	$19,701	$3,320	$1,552	$8,740

Earnings per share:
Basic earnings per share	$0.97	$0.14	$0.06	$0.34
Diluted earnings per share	$0.96	$0.14	$0.06	$0.33

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THOMAS WEISEL PARTNERS GROUP, INC.

By:	/s/ Thomas W. Weisel
Name:     Thomas W. Weisel

Title:	Chairman and Chief
Executive Officer

Date: March 12, 2008

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

Signature	Title	Date

/s/ Thomas W. Weisel Thomas W. Weisel	Director, Chairman and Chief Executive Officer (principal executive officer)	March 12, 2008

/s/ David A. Baylor David A. Baylor	Chief Financial Officer (principal financial and accounting officer)	March 12, 2008

/s/ Thomas I.A. Allen Thomas I.A. Allen	Director	March 12, 2008

/s/ Matthew R. Barger Matthew R. Barger	Director	March 12, 2008

/s/ Michael W. Brown Michael W. Brown	Director	March 12, 2008

/s/ B. Kipling Hagopian B. Kipling Hagopian	Director	March 12, 2008

/s/ Alton F. Irby III Alton F. Irby III	Director	March 12, 2008

/s/ Timothy A. Koogle Timothy A. Koogle	Director	March 12, 2008

/s/ Michael G. McCaffery Michael G. McCaffery	Director	March 12, 2008

S-1

EXHIBIT INDEX

			Incorporated by Reference
Exhibit				File	Date of	Exhibit	Filed
Number		Exhibit Description	Form	Number	First Filing	Number	Herewith

2.1		Plan of Reorganization and Merger Agreement, dated as of October 14, 2005, by and among Thomas Weisel Partners Group LLC, Thomas Weisel Partners Group, Inc. and TWPG Merger Sub LLC	S-1/A	333-129108	12/13/2005	2.1
2.2		Agreement and Plan of Merger between Thomas Weisel Partners Group, Inc. and Thomas Weisel Partners Group LLC	10-K	000-51730	3/29/2006	2.2
2.3		Arrangement Agreement dated as of September 30, 2007 by and among Thomas Weisel Partners Group, Inc., TWP Acquisition Company (Canada), Inc., Westwind Capital Corporation, and Lionel Conacher, as Shareholders’ Representative	8-K	000-51730	10/1/2007	2.1
3.1		Certificate of Incorporation	S-1	333-129108	10/19/2005	3.1
3.2		By-Laws	S-1	333-129108	10/19/2005	3.2
3.3		Certificate of Designations, Preferences and Rights of the Special Voting Preferred Stock of Thomas Weisel Partners Group, Inc.	8-K	000-51730	1/1/2008	3.3
4.1		Form of Common Stock Certificate	10-K	000-51730	3/29/2006	4.1
4.2		Registration Rights Agreement	10-K	000-51730	3/29/2006	4.2
4.3		Warrant	10-K	000-51730	3/29/2006	4.3
10.1		Partners’ Equity Agreement	10-K	000-51730	3/29/2006	10.1
10	.2+	Form of Employment Agreement	S-1/A	333-129108	1/17/2006	10.2
10.3		Form of Pledge Agreement	S-1/A	333-129108	1/17/2006	10.3
10	.4+	Equity Incentive Plan	S-1/A	333-129108	2/1/2006	10.4
10	.5+	Amended and Restated Equity Incentive Plan	10-Q	000-51730	8/10/2007	10.1
10.6		Form of Indemnification Agreement	S-1/A	333-129108	1/17/2006	10.5
10.7		Form of Tax Indemnification Agreement	S-1/A	333-129108	1/17/2006	10.6
10	.8+	Thomas Weisel Partners Group, Inc. Bonus Plan	S-1/A	333-129108	2/1/2006	10.16
10	.9+	Form of Restricted Stock Unit Award Agreement	S-1/A	333-129108	2/1/2006	10.17
10	.10+	Form of Restricted Stock Award Agreement	S-1/A	333-129108	2/1/2006	10.18
10	.11+	CEO Employment Agreement	10-K	000-51730	3/29/2006	10.19
10	.12+	First Amendment to CEO Employment Agreement	10-Q	000-51730	11/13/2007	10.4
10	.13+	President Employment Agreement	8-K	000-51730	1/1/2008	10.3

		Incorporated by Reference
Exhibit			File	Date of	Exhibit	Filed
Number	Exhibit Description	Form	Number	First Filing	Number	Herewith

10.14	Letter Agreement, dated as of January 27, 2006, between Thomas Weisel Partners Group LLC and California Public Employees’ Retirement System	S-1/A	333-129108	2/1/2006	10.14
10.15	Fully Disclosed Clearing Agreement dated as of August 15, 2005 by and between National Financial Services LLC and Thomas Weisel Partners LLC	10-Q	000-51730	5/8/2006	10.12
10.16	Amendments to the Fully Disclosed Clearing Agreement dated as of August 15, 2005 by and between National Financial Services LLC and Thomas Weisel Partners LLC	10-Q	000-51730	8/10/2007	10.2
10.17	Subscription Agreement, dated as of January 18, 2000, between Thomas Weisel Partners Group LLC and California Public Employees’ Retirement System, as amended	S-1/A	333-129108	12/13/2005	10.13
10.18	Alliance Agreement, dated as of November 14, 2001, among Nomura Securities Co., Ltd., Nomura Corporate Advisors Co., Ltd., Nomura Holding America Inc. and Thomas Weisel Partners Group LLC	S-1/A	333-129108	12/13/2005	10.15
10.19	Lease, dated as of December 7, 1998, between Post-Montgomery Associates and Thomas Weisel Partners Group LLC, as amended by the First Amendment dated as of June 11, 1999, the Second Amendment dated as of June 11, 1999, the Third Amendment dated as of June 30, 1999, the Fourth Amendment dated as of September 27, 1999, the Fifth Amendment dated as of November 19, 1999, the Sixth Amendment dated as of June 9, 2000, the Seventh Amendment dated as of July 31, 2000, the Eighth Amendment dated as of October 1, 2000, the Ninth Amendment dated as of December 18, 2000, the Tenth Amendment dated as of July 31, 2003 and the Eleventh Amendment dated as of February 5, 2004	S-1/A	333-129108	12/13/2005	10.7

		Incorporated by Reference
Exhibit			File	Date of	Exhibit	Filed
Number	Exhibit Description	Form	Number	First Filing	Number	Herewith

10.20	Lease, dated as of January 10, 2000, between Teachers Insurance and Annuity Association of America and Thomas Weisel Partners Group LLC, as amended by the First Amendment dated as of February 1, 2000, the Second Amendment dated as of June 21, 2000 and the Third Amendment dated as of October 29, 2003	S-1/A	333-129108	12/13/2005	10.8
10.21	Lease, dated as of June 21, 2000, between Teachers Insurance and Annuity Association of America and Thomas Weisel Partners Group LLC, as amended by the First Amendment dated as of April 20, 2001 and the Second Amendment dated as of October 8, 2003	S-1/A	333-129108	12/13/2005	10.9
10.22	Lease, dated May 5, 1999, between 390 Park Avenue Associates, LLC and Thomas Weisel Partners Group LLC, as amended by the Letter Agreement dated as of June 3, 1999, the Lease Amendment dated as of October 1, 19999 and the Third Lease Amendment dated as of May 3, 2000	S-1/A	333-129108	12/13/2005	10.10
10.23	Lease, dated as of June 30, 1999, between Fort Hill Square Phase 2 Associates and Thomas Weisel Partners Group LLC, as amended by the First Amendment dated as of October 25, 1999, the Second Amendment dated as of June 12, 2000 and the Third Amendment dated as of January 8, 2002	S-1	333-129108	10/19/2005	10.11
10.24	Lease, dated as of November 9, 2006, between Moss Adams LLP and Thomas Weisel Partners Group, Inc.	10-K	000-51730	3/16/2007	10.21
10.25	Lease, dated as of September 30, 2007, between SP4 190 S. LASALLE, L.P. and Thomas Weisel Partners Group, Inc.	10-Q	000-51730	8/10/2007	10.3
10.26	Lease, dated as of August 1, 2007, between Farallon Capital Management, L.L.C and Thomas Weisel Partners Group, Inc.	10-Q	000-51730	11/13/2007	10.5
10.27	Lease, dated as of September 1, 2007, between Schweizerische Rückversicherungs-Gesellschaft, and Thomas Weisel Partners International Limited	10-Q	000-51730	11/13/2007	10.6

		Incorporated by Reference
Exhibit			File	Date of	Exhibit	Filed
Number	Exhibit Description	Form	Number	First Filing	Number	Herewith

10.28	Sublease, dated as of July 30, 2004, between Dewey Ballantine LLP and Thomas Weisel Partners Group LLC	S-1	333-129108	10/19/2005	10.12
10.29	Sublease, dated as of November 30, 2006, between Arastra, Inc. and Thomas Weisel Partners Group, Inc.	10-K	000-51730	3/16/2007	10.23
10.30	Sublease, dated as of November 30, 2006, between Cedar Associates LLC and Thomas Weisel Partners Group, Inc.	10-K	000-51730	3/16/2007	10.24
10.31	Sublease, dated as of November 27, 2006, between The Alexander Group, Inc. and Thomas Weisel Partners Group, Inc.	10-K	000-51730	3/16/2007	10.25
10.32	Sublease, dated as of November 30, 2006, between Gyrographic Communications Inc. and Thomas Weisel Partners Group, Inc.	10-K	000-51730	3/16/2007	10.26
10.33	License to Assign Underlease, dated as of October 15, 2007, between Oppenheim Immobilien-Kapitalan lagegesellschaft mbH to Fox Williams LLP and Bache Equities Limited and Thomas Weisel Partners International Limited and Thomas Weisel Partners Group, Inc.	—	—	—	—	X
10.34	Leave and License Agreement, dated as of December 2, 2005, between Tivoli Investments & Trading Company Private Limited and Thomas Weisel International Private Limited	S-1/A	333-129108	1/17/2006	10.25
10.35	Leave and License Agreement, dated as of December 2, 2005, between Fitech Equipments (India) Private Limited and Thomas Weisel International Private Limited	S-1/A	333-129108	1/17/2006	10.26
10.36	Loan and Security Agreement among Silicon Valley Bank, Thomas Weisel Capital Management LLC, Thomas Weisel Venture Partners LLC, Thomas Weisel Healthcare Venture Partners LLC and Tailwind Capital Partners LLC, dated as of June 30, 2004	S-1/A	333-129108	1/17/2006	10.20
10.37	Unconditional Secured Guaranty by Thomas Weisel Partners Group LLC to Silicon Valley Bank, dated June 15, 2004	S-1/A	333-129108	1/17/2006	10.21

Incorporated by Reference
Exhibit				File	Date of	Exhibit	Filed
Number		Exhibit Description	Form	Number	First Filing	Number	Herewith

10.38		Master Security Agreement between General Electric Capital Corporation and Thomas Weisel Partners Group LLC, dated as of December 31, 2003, as amended by the Amendment dated as of November 30, 2005, the Financial Covenants Addendum No. 1 to Master Security Agreement, dated as of December 31, 2003, and the Financial Covenants Addendum No. 2 to Master Security Agreement, dated as of November 30, 2005	S-1/A	333-129108	1/17/2006	10.22
10.39		Westwind Capital Corporation Shareholders’ Equity Agreement dated as of September 30, 2007 by and among Thomas Weisel Partners Group, Inc. and Certain Former Shareholders of Westwind Capital Corporation	8-K	000-51730	1/1/2008	10.1
10.40		Form of Pledge Agreement dated as of September 30, 2007 by and among Thomas Weisel Partners Group, Inc., TWP Holdings Company (Canada), ULC, TWPG Acquisition Company (Canada), Inc., and The Individual Named Herein	8-K	000-51730	1/1/2008	10.2
21.1		List of Subsidiaries of the Registrant	—	—	—	—	X
23.1		Consent of Deloitte & Touche LLP	—	—	—	—	X
24	.1*	Power of Attorney	—	—	—	—
31.1		Rule 13a-14(a) Certification of Chief Executive Officer	—	—	—	—	X
31.2		Rule 13a-14(a) Certification of Chief Financial Officer	—	—	—	—	X
32.1		Section 1350 Certification of Chief Executive Officer	—	—	—	—	X
32.2		Section 1350 Certification of Chief Financial Officer	—	—	—	—	X

+	Indicates a management contract or a compensatory arrangement.

*	Included on signature page of this filing.