Form 10-Q
period 2008-03-31
Thomas Weisel Partners Group, Inc.
filed 2008-05-12
CIK 1340354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
     As of May 8, 2008 there were 31,295,363 shares of the registrant’s common stock outstanding, including 6,639,478 exchangeable shares of TWP Acquisition Company (Canada), Inc., a wholly-owned subsidiary of the registrant. Each exchangeable share is exchangeable at any time into a share of common stock of the registrant, entitles the holder to dividend and other rights substantially economically equivalent to those of a share of common stock, and, through a voting trust, entitles the holder to a vote on matters presented to common shareholders.

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

     When we use the terms “Thomas Weisel Partners”, “we”, “us”, “our”, the “firm” and the “company” we mean Thomas Weisel Partners Group, Inc., a Delaware corporation, and its consolidated subsidiaries, taken as a whole, as well as any predecessor entities, unless the context otherwise indicates.

-ii-

Special Note Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q in Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections includes forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “intend” or “continue”, the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include expectations as to our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined in Part I, Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and in Part II, Item 1A — “Risk Factors” of this Quarterly Report on Form 10-Q. See “Where You Can Find More Information” on the preceding page.
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
     Forward-looking statements include, but are not limited to, the following:
•	Our statements in Part I, Item 1 — “Unaudited Condensed Consolidated Financial Statements” and in Part I, Item 3 — “Quantitative and Qualitative Disclosures About Market Risk” regarding the carrying value, fair value, applied discount and expected maturity date of our Contingent Payment Senior Note, because they are based on estimates regarding the term of repayment of such note, which estimates, in turn, are based on projected distribution events.

•	Our statement in Part I, Item 1 — “Unaudited Condensed Consolidated Financial Statements” that, with respect to an aggregate of $20.4 million of remaining commitments we have made to unaffiliated funds, we currently anticipate transferring these investments and the related commitments to funds sponsored by us.

•	Our statement in Part I, Item 1 — “Unaudited Condensed Consolidated Financial Statements” that as of March 31, 2008 there was $37.0 million of total unrecognized compensation expense related to non-vested restricted stock unit awards that is expected to be recognized over a weighted-average period of 3.2 years, and our statement in Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that as of March 31, 2008, there was (i) $5.7 million of unrecognized compensation expense related to non-vested restricted stock unit awards made in connection with our initial public offering and that this cost is expected to be recognized over a weighted-average period of 0.8 years, and (ii) $31.3 million of unrecognized compensation expense related to non-vested restricted stock unit awards made subsequent to our initial public offering and that this cost is expected to be recognized over a weighted-average period of 3.5 years, in each case because these statements depend on estimates of employee attrition in the future.

•	Our statements in Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that -
o	one of our strategies is to expand our trading in Canadian securities as our energy and mining analysts begin to make a greater impact on our U.S. and European accounts, and we currently plan to hire U.S. based energy bankers and analysts to capitalize on our capabilities in these sectors;

o	during the three months ended June 30, 2008 we plan to reduce headcount by 13%;

o	we currently plan to continue to selectively upgrade our talent pool, particularly in revenue generating areas;

o	we may carry out repurchases of our common stock from time to time in the future and our Board of Directors may authorize additional repurchases in the future, in each case for the purpose of settling obligations to deliver common stock in the future to employees who have received Restricted Stock Units under our Equity Incentive Plan;

o	we expect the electronic trading program to increase our market share of the expanding volume of shares traded by institutional clients through alternative trading platforms; and

o	we believe that our current level of equity capital, which includes a portion of the net proceeds from our follow-on offering of common stock, funds anticipated to be provided by operating activities and funds available under temporary loan agreements, will be adequate to meet our liquidity and regulatory capital requirements for the next 12 months.

-iii-

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$110,538	$157,003
Restricted cash	6,718	6,718
Securities owned	217,714	220,440
Receivable from clearing brokers	5,990	—
Corporate finance and syndicate receivables—net of allowance for doubtful accounts of $1,168 and $725, respectively	10,116	18,609
Investments in partnerships and other securities	55,783	60,502
Other investments	12,911	51,184
Property and equipment—net of depreciation and amortization of $97,243 and $93,389, respectively	22,661	21,317
Receivables from related parties—net of allowance for doubtful loans of $1,849 and $1,849, respectively	3,162	3,190
Goodwill	95,841	—
Other intangible assets—net of amortization of $3,360 and zero, respectively	40,573	—
Deferred tax asset	19,886	21,093
Other assets	36,258	26,624

Total assets	$638,151	$586,680

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Securities sold, but not yet purchased	$146,012	$163,933
Payable to clearing brokers	15,583	4,778
Accrued compensation	13,043	56,863
Accrued expenses and other liabilities	59,856	60,094
Notes payable	26,581	27,385
Deferred tax liability	14,835	—

Total liabilities	275,910	313,053

Commitments and contingencies (See Note 14 to the unaudited condensed consolidated financial statements)	—	—

Shareholders’ equity:
Exchangeable common stock—par value $0.01 per share, 6,639,478 and zero shares authorized, issued and outstanding, respectively	66	—
Common stock—par value $0.01 per share, 100,000,000 shares authorized, 25,779,768 and 25,235,470 shares issued, respectively	258	252
Additional paid-in capital	469,355	358,720
Accumulated deficit	(102,993)	(85,188)
Accumulated other comprehensive loss—net of tax benefits	(4,031)	(157)
Treasury stock—at cost, 62,600 and zero shares, respectively	(414)	—

Total shareholders’ equity	362,241	273,627

Total liabilities and shareholders’ equity	$638,151	$586,680

See accompanying notes to unaudited condensed consolidated financial statements.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues:
Investment banking	$11,496	$39,292
Brokerage	36,134	28,856
Asset management	349	5,715
Interest income	3,025	4,348
Other revenue	—	920

Total revenues	51,004	79,131
Interest expense	(2,080)	(2,442)

Net revenues	48,924	76,689

Expenses excluding interest:
Compensation and benefits	40,389	43,990
Brokerage execution, clearance and account administration	6,478	4,713
Communications and data processing	5,864	4,711
Depreciation and amortization of property and equipment	1,887	1,724
Amortization of other intangible assets	3,360	—
Marketing and promotion	4,047	3,613
Occupancy and equipment	5,387	4,051
Other expense	7,964	5,005

Total expenses excluding interest	75,376	67,807

Income (loss) before taxes	(26,452)	8,882
Provision for taxes (tax benefit)	(8,647)	3,481

Net income (loss)	$(17,805)	$5,401

Earnings (loss) per share:
Basic earnings (loss) per share	$(0.54)	$0.21
Diluted earnings (loss) per share	$(0.54)	$0.20

Weighted average shares used in computation of per share data:
Basic weighted average shares outstanding	32,989	26,070
Diluted weighted average shares outstanding	32,989	26,882
See accompanying notes to unaudited condensed consolidated financial statements.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(17,805)	$5,401
Non-cash items included in net income (loss):
Depreciation and amortization of property and equipment	1,887	1,724
Amortization of other intangible assets	3,360	—
Share-based compensation expense	3,939	2,679
Deferred tax benefit	1,207	464
Provision for doubtful corporate finance and syndicate receivable accounts	443	(39)
Provision (credit) for facility lease loss	—	(208)
Deferred rent expense	(173)	(167)
Unrealized and realized loss (gain) on partnership and other investments—net	2,045	(1,393)
Interest amortization on notes payable	145	149
Other	—	21
Net effect of changes in operating assets and liabilities—net of effects from acquisition:
Securities owned and securities sold, but not yet purchased—net	(5,977)	12,048
Corporate finance and syndicate receivables—net	11,983	10,030
Distributions from investment partnerships	934	569
Other assets	(10,421)	(903)
Receivable from/payable to clearing brokers—net	11,611	(25,566)
Accrued expenses and other liabilities	(17,137)	(1,572)
Accrued compensation	(56,948)	(13,865)

Net cash used in operating activities	(70,907)	(10,628)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,395)	(393)
Acquisition—net of cash received	(8,109)	—
Partnership investments purchased	(1,180)	(536)
Purchases of other investments	(3,292)	(37,687)
Proceeds from sale of other investments	41,603	24,520

Net cash provided by (used in) investing activities	27,627	(14,096)

CASH FLOW FROM FINANCING ACTIVITIES:
Addition of capital lease obligation	103	—
Repayment of capital lease obligation	(58)	(33)
Repayment of notes payable	(934)	(933)
Cash paid for net settlement of equity awards	(824)	—
Repurchase of common stock	(414)	(461)

Net cash used in financing activities	(2,127)	(1,427)

Effect of exchange rate changes on cash and cash equivalents	(1,058)	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(46,465)	(26,151)
CASH AND CASH EQUIVALENTS—Beginning of period	157,003	144,085

CASH AND CASH EQUIVALENTS—End of period	$110,538	$117,934

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$1,868	$2,214

Cash paid for taxes	$20	$1,932

Non-cash investing activities:
Issuance of common shares and exchangeable common shares for acquisition of Westwind	$107,604	$—
See accompanying notes to unaudited condensed consolidated financial statements.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
Organization
     Thomas Weisel Partners Group, Inc., a Delaware corporation, together with its subsidiaries (collectively, the “Company”), is an investment banking firm headquartered in San Francisco. The Company operates and is managed as a single operating segment providing investment services that include investment banking, brokerage, research and asset management. The Company operates on an integrated basis to best meet the needs of its clients.
     The Company conducts its investment banking, brokerage and research business through the following subsidiaries:
•	Thomas Weisel Partners LLC (“TWP”) — TWP is a registered broker-dealer under the Securities Exchange Act of 1934, is a member of the New York Stock Exchange, Inc. (“NYSE”), American Stock Exchange and the Financial Industry Regulatory Authority (“FINRA”) and is also a registered introducing broker under the Commodity Exchange Act and a member of the National Futures Association. TWP introduces on a fully disclosed basis its proprietary and customer securities transactions to other broker-dealers for clearance and settlement. TWP conducts certain of its activities through affiliate branch offices in Canada and the United Kingdom (“U.K.”) and through a representative office in Switzerland.

•	Thomas Weisel Partners Canada Inc. (“TWPC”) — TWPC is an investment dealer registered in the Canadian provinces of Ontario, Quebec, Alberta, British Columbia, Saskatchewan, Manitoba and Nova Scotia and is a member of the Investment Dealers Association of Canada. TWPC introduces on a fully disclosed basis its proprietary and customer securities transactions to another broker-dealer for clearance and settlement.

•	Thomas Weisel International Private Limited (“TWIPL”) and Thomas Weisel Partners (UK) Limited (“TWP UK”) — TWIPL and TWP UK are U.K. securities firms authorized by the Financial Services Authority in the United Kingdom.

•	Thomas Weisel Partners (USA), Inc. (“TWP USA”) — TWP USA is a U.S. broker-dealer and is registered with the Securities and Exchange Commission and FINRA. Under an operating agreement it has with TWPC, TWP USA introduces on a fully disclosed basis its proprietary and customer securities transactions to another broker-dealer for clearance and settlement.
     TWPC, TWP UK and TWP USA were acquired by the Company in January 2008 as a result of its acquisition of Westwind Capital Corporation (see Note 2 — Acquisition).
     The Company primarily conducts its asset management business through Thomas Weisel Capital Management LLC (“TWCM”), a registered investment adviser under the Investment Advisers Act of 1940, which is a general partner of a series of investment funds in venture capital and fund of funds through the following subsidiaries (the “Asset Management Subsidiaries”):
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
Basis of Presentation
     These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Regulation S-X, Article 10 under the Securities Exchange Act of 1934. Because the Company provides investment services to its clients, it follows certain accounting guidance used by the brokerage and investment industry.
     The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates and such differences could be material to the condensed consolidated financial statements.
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
     These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2007.
NOTE 2 — ACQUISITION
     On January 2, 2008, the Company acquired Westwind Capital Corporation (“Westwind”), a full-service, institutionally oriented, independent investment bank focused on the energy and mining sectors. Westwind, which was founded in 2002 and headquartered in Toronto, has additional offices in Calgary and the U.K. Under the agreement, the Company indirectly acquired 100 percent of Westwind’s outstanding shares and Westwind became an indirect subsidiary of the Company. The Company acquired Westwind in order to further expand its geographic coverage in both Canada and the U.K., as well as expand its industry coverage into the energy and mining sectors of the economy.
     The purchase price was allocated between the business acquisition and the non-compete agreements executed with Westwind’s employee shareholders on a fair value basis. Total consideration was approximately $155 million, which consisted of $45 million in cash, 7,009,112 shares of the Company’s common stock valued at $15.35 per share (based on the average closing price over a five day period starting two days prior to the acquisition announcement date of October 1, 2007 and ending two days after the announcement date) and direct acquisition costs of $2.8 million consisting primarily of legal, accounting and advisory fees. Common stock issued includes 6,639,478 exchangeable shares, which are shares issued by a Canadian subsidiary of the Company and are exchangeable for shares of the Company’s common stock.
     The Company accounted for its acquisition of Westwind utilizing the purchase method as required by Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”). The results of operations for the acquired business are included in the accompanying condensed consolidated statements of operations since the acquisition date and, in accordance with the purchase method, all assets and liabilities were recorded at fair value as of the acquisition date.
     The following sets forth the Company’s preliminary allocation of the purchase price consideration (in thousands):

Cash	$36,891
Securities owned	9,953
Goodwill	98,315
Other intangible assets	21,500
Other tangible liabilities assumed — net	(19,398)
Deferred tax liabilities on acquired identifiable intangible assets	(7,275)

Total purchase price allocation for the business acquisition	139,986
Non-compete intangible asset	23,321
Deferred tax liability on acquired non-compete intangible asset	(7,880)

Total consideration	$155,427

     Under business combination accounting, the total purchase price was allocated to Westwind’s net tangible and identifiable intangible assets based on their estimated fair values as of January 2, 2008. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. In addition to the acquisition of the business, the Company also entered into non-compete agreements with the majority of the Westwind employee shareholders who became employees of the Company subsequent to the acquisition. These non-compete agreements generally apply for a period of 1 to 3 years following the employee’s departure from the Company (if that departure occurs within the first three years following the Company’s acquisition of Westwind) and include a liquidated damages provision that would require employees who breach the non-compete agreement to pay the Company an amount equal to 50% of the consideration received for their shares in Westwind.
     The allocation of the purchase price is preliminary and estimates and assumptions are subject to change. The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of intangible assets, goodwill, deferred tax liabilities and non-publicly traded securities, as well as direct acquisition costs and certain legal matters.
     The goodwill balance recorded as of the acquisition date of $98.3 million is not deductible for tax purposes and is a result of the premium paid to acquire a full service investment bank with seasoned banking and institutional personnel primarily focused on the energy and mining sectors of the economy. Acquiring Westwind provides the Company access to growth verticals, energy and mining, and a greater international presence. The difference between the goodwill balance recorded on the acquisition date and the amount presented within the condensed consolidated statements of financial condition is due to a currency translation adjustment of $2.5 million.
     The following sets forth the other intangible assets recorded as a result of the Westwind acquisition (dollar amounts in thousands):

		Accumulated	Net Book
	Fair Value	Amortization	Value
	January 2,	March 31,	March 31,
	2008	2008	2008	Useful Life
Customer relationships	$18,800	$1,215	$17,585	7.5 years
Non-compete agreements	23,321	1,465	21,856	3.0 years
Investment banking backlog	2,700	680	2,020	1.0 years

Total other intangible assets	$44,821	$3,360	$41,461

     The difference between the net book value of the other intangible assets presented above and the amount presented within the consolidated statements of financial condition is due to a currency translation adjustment of $0.9 million.
     In performing the purchase price allocation, the Company considered, among other factors, its intention for future use of the acquired assets, analyses of historical financial performance and estimates of future performance of Westwind’s operations. The fair value of other intangible assets was based on the income approach.
     The following sets forth the amortization of the other intangible assets based on accelerated and straight-line methods of amortization over the respective useful lives as of March 31, 2008 (in thousands):

Remainder of 2008	$11,989
2009	11,569
2010	10,688
2011	2,275
2012	1,755
Thereafter	3,185

Total amortization	$41,461

Unaudited Pro Forma Financial Information
     The following unaudited pro forma financial information for the three months ended March 31, 2007 give effect to the Company’s acquisition of Westwind as if the acquisition had occurred as of January 1, 2007. The unaudited pro forma financial information is based on historical financial statements of the Company and Westwind.
     The unaudited pro forma financial information was prepared using the purchase method of accounting under SFAS No. 141 with the Company treated as the accounting acquiror. The unaudited pro forma financial information does not purport to be indicative of the results that would have actually been achieved had such transactions been completed as of the assumed date and for the period presented, or which may be achieved in the future.
     The following sets forth the unaudited pro forma financial information for the three months ended March 31, 2007 (in thousands, except per share data):

Pro forma net revenues	$93,017
Pro forma income before taxes	$6,719
Pro forma net income	$3,888

Pro forma earnings per share:
Pro forma basic earnings per share	$0.12
Pro forma diluted earnings per share	$0.11

Pro forma weighted average shares used in the computation of per share data:
Pro forma basic weighted average shares outstanding	33,079
Pro forma diluted weighted average shares outstanding	33,891

NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS
     Statement of Financial Accounting Standards No. 157 — “Fair Value Measurements” (“SFAS No. 157”). In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The primary focus of this statement is to increase consistency and comparability in fair value measurements, as well as provide better information about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements and the effect fair value measurements have on earnings for the period, if any. The Company adopted SFAS No. 157 as of January 1, 2008. Adoption of SFAS No. 157 did not have a material impact on the Company’s condensed consolidated statements of financial condition, operations and cash flows. Under provisions set forth in FSP 157-2, the Company has elected to defer adoption of SFAS No. 157 until January 1, 2009 for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis, for which, the Company does not expect the adoption of SFAS No. 157 to have a material impact on its condensed consolidated statements of financial condition, results of operations or cash flows in future periods.
     The Company’s financial assets and liabilities measured and reported at fair value are classified and disclosed in one of the following categories:
•	Level 1 — Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I include listed equities. As required by SFAS No. 157, the Company does not adjust the quoted price for these investments, even in situations where it holds a large position and a sale could reasonably be expected to affect the quoted price.

•	Level 2 — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Investments which are generally included in this category are convertible bonds, U.S. Treasury securities and other debt securities.

•	Level 3 — Pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Investments that are included in this category generally are general partnership interests in private investment funds, warrants and convertible bonds that cannot be publicly offered or sold unless registration has been affected under the Securities Act of 1933.
     In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the financial asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and it considers factors specific to the financial asset or liability.
     The Company has valued its investments, in the absence of observable market prices, using the valuation methodologies described above applied on a consistent basis. Where little market activity exists for a financial asset or liability, management’s determination of fair value is based on the best information available in the circumstances, and may incorporate management’s own assumptions and involves a significant degree of management’s judgment.
     Investments for which market prices are not observable are generally either private investments in the equity of operating companies or investments in funds managed by others. Fair values of private investments are determined by reference to public market or private transactions or valuations for comparable companies or assets in the relevant asset class when such amounts are available. Generally these valuations are derived by multiplying a key performance metric of the investee company or asset by the relevant valuation multiple observed for comparable companies or transactions, adjusted by management for differences between the investment and the referenced comparable. Private investments may also be valued at cost for a period of time after an acquisition as the best indicator of fair value.
     The determination of fair value using these Level 3 methodologies takes into consideration a range of factors, including but not limited to the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. These valuation methodologies involve a significant degree of management judgment.
     Statement of Financial Accounting Standards No. 159 — “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). In February 2007, the FASB issued SFAS No. 159, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The Company adopted SFAS No. 159 as of January 1, 2008. The Company has elected not to apply the provisions of SFAS No. 159 to fair value its assets and liabilities and instead will continue to fair value its assets and liabilities according to preexisting fair value policies for specified types of eligible items.

     Statement of Financial Accounting Standards No. 141R — “Business Combinations” (“SFAS No. 141R”). In December 2007, the FASB issued SFAS No. 141R, which improves the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption of SFAS No. 141R is not permitted. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 141R will have on its condensed consolidated statements of financial condition, operations and cash flows.
     Statement of Financial Accounting Standards No. 160 — “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (“SFAS No. 160”). In December 2007, the FASB issued SFAS No. 160, which improves the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption of SFAS No. 160 is not permitted. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 160 will have on its condensed consolidated statements of financial condition, operations and cash flows.
     Statement of Financial Accounting Standards No. 161 — “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133” (“SFAS No. 161”). In March 2008, the FASB issued SFAS No. 161, which enhances disclosures about an entity’s derivative instruments and hedging activities and thereby improves the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. Early adoption of SFAS No. 161 is encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 161 will have on its condensed consolidated statements of financial condition, operations and cash flows.
NOTE 4 — SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED
     Securities owned and securities sold, but not yet purchased were as follows (in thousands):

	March 31, 2008		December 31, 2007
		Sold, But		Sold, But
		Not Yet		Not Yet
	Owned	Purchased	Owned	Purchased
Equity securities	$38,273	$106,880	$30,957	$130,252
Convertible bonds	172,953	23,301	189,483	18,351
Warrants	6,488	—	—	—
U.S. Treasury securities	—	15,831	—	15,330

Total securities owned and securities sold, but not yet purchased	$217,714	$146,012	$220,440	$163,933

     At March 31, 2008 and December 31, 2007, securities sold, but not yet purchased were collateralized by securities owned that are held at the clearing brokers.
     Convertible bonds include certain securities that cannot be publicly offered or sold unless registration has been affected under the Securities Act of 1933. The estimated fair value of these securities included in the convertible bonds owned was $13.2 million and $15.9 million at March 31, 2008 and December 31, 2007, respectively.
     The warrants provide the Company with the right to purchase common shares in both public and private companies. All warrants were non-transferable as of March 31, 2008 and certain of them have restricted periods during which the warrant may not be exercised.
NOTE 5 — INVESTMENTS IN PARTNERSHIPS AND OTHER SECURITIES
     Investments in partnerships and other securities primarily consist of investments in private equity partnerships and direct investments in private companies. Included in private equity partnerships are the general partner investments in investment partnerships and the adjustments recorded to reflect these investments at fair value. The Company waived certain management fees with respect to certain of these partnerships through March 31, 2007. These waived fees constitute deemed contributions to the investment partnerships that serve to satisfy the Company’s general partner commitment, as provided in the underlying investment partnerships’ partnership agreements. The Company may be allocated a special profits interest in respect of previously waived management fees based on the subsequent investment performance of the respective partnerships.
     The investment partnerships in which the Company is a general partner may allocate carried interest and make carried interest distributions to the general partner if the partnerships’ investment performance reaches a threshold as defined in the respective partnership agreements. The Company recognizes the allocated carried interest if and when this threshold is met.

NOTE 6 — OTHER INVESTMENTS
     Other investments consist of investments with maturities greater than three months from the purchase date and were recorded at fair value as follows (in thousands):

	March 31,	December 31,
	2008	2007
Auction rate securities	$10,114	$46,150
Municipal debt securities	1,016	4,016
Other	1,781	1,018

Total other investments	$12,911	$51,184

     The auction rate securities (“ARS”) are variable rate debt instruments, having long-term maturity dates (approximately 17 to 32 years), but whose interest rates are reset through an auction process, most commonly at intervals of 7, 28 and 35 days. The interest earned on these investments is exempt from Federal income tax. All of the Company’s auction rate securities are backed by pools of student loans and all were rated AAA/Aaa at March 31, 2008 and December 31, 2007.
     In January 2008, the Company sold a substantial portion of its auction rate securities holdings through the normal auction process and used the proceeds to fund its acquisition of Westwind. The net proceeds from sales during the three months ended March 31, 2008 were $35.8 million.
     During the three months ended March 31, 2008 liquidity issues in the global credit markets resulted in the failure of auctions for the Company’s ARS. The Company continues to receive interest when due on its ARS at a weighted-average Federal tax exempt interest rate of 4.6% as of March 31, 2008 and expects to continue to receive interest when due in the future. The principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers and the underwriters establish a different form of financing to replace these securities or final payments come due according to the contractual maturities. As a result of the auction failures, the Company evaluated the credit risk and compared the yields on its ARS to similarly rated municipal issues and determined that its ARS had a fair value decline of $0.2 million during the three months ended March 31, 2008.
NOTE 7 — RELATED PARTY TRANSACTIONS
     Receivables from related parties consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007
Co-Investment Fund loans to employees and former employees	$3,985	$3,973
Employee loans and other related party receivables	1,026	1,066
Less — Allowance for doubtful loans	(1,849)	(1,849)

Total receivables from related parties	$3,162	$3,190

Related Party Loans
     Co-Investment Funds — In 2000 and 2001 the Company established an investment program for employees wherein employees who qualified as accredited investors were able to contribute up to 4% of their compensation to private equity funds (the “Co-Investment Funds”). The Co-Investment Funds were established solely for employees of the Company and invested side-by-side with the Company’s affiliates, Thomas Weisel Capital Partners, L.P. (a private equity fund formerly managed by the Company) and Thomas Weisel Venture Partners L.P. As part of this program, the Company made loans to employees for capital contributions to the Co-Investment Funds in amounts up to 400% of employees’ contributions. The Company holds as collateral the investment in the Co-Investment Funds and establishes a reserve that reduces the carrying value of the receivable to the fair value of the collateralized ownership interest of the employees and former employees in the Co-Investment Funds. The Company discontinued the investment program for employees in 2002. During the three months ended March 31, 2008 and 2007 the Co-Investment Funds did not make any distributions to credit towards repayment of loans to employees.
Other Related Party Transactions
     The Company provides personal office services to Mr. Weisel, its Chairman and Chief Executive Officer. According to an agreement he has with the Company, Mr. Weisel reimburses the Company for out-of-pocket expenses the Company incurs for these services. Amounts incurred by the Company for these services for the three months ended March 31, 2008 and 2007 were approximately $118,000 and $91,000, respectively. The receivable from Mr. Weisel at March 31, 2008 and December 31, 2007 was approximately $118,000 and $160,000, respectively.

     In addition, Mr. Weisel and certain other employees of the Company from time to time use an airplane owned by Ross Investments Inc. (“Ross”), an entity wholly-owned by Mr. Weisel, for business travel. The Company and Ross have adopted a time-sharing agreement in accordance with Federal Aviation Regulation 91.501 to govern the Company’s use of the Ross aircraft, pursuant to which the Company reimburses Ross for the travel expenses in an amount generally comparable to the expenses the Company would have incurred for business travel on commercial airlines for similar trips. For the three months ended March 31, 2008 and 2007, the Company paid approximately $6,000 and $37,000, respectively, to Ross on account of such expenses. These amounts are included in marketing and promotion expense within the condensed consolidated statements of operations. As of March 31, 2008 and December 31, 2007, the Company did not have any amounts payable to Ross.
NOTE 8 — NOTES PAYABLE
     Notes payable consisted of the following (in thousands):

	March 31, 2008		December 31, 2007
	Principal	Carrying	Principal	Carrying
	Amount	Amount	Amount	Amount
Senior Note, floating mid-term AFR (4) + 2.25% (1)	$13,000	$12,322	$13,000	$12,267
Senior Note, floating mid-term AFR (4) + 2.25% (1)	10,000	9,479	10,000	9,436
Contingent Payment Senior Note, non interest bearing (2)	2,384	1,980	2,384	1,948
Secured Note, floating at LIBOR + 2.85% (3)	2,800	2,800	3,734	3,734

Total notes payable	$28,184	$26,581	$29,118	$27,385

(1)	The Company has recorded the debt principal at a discount to reflect the below-market stated interest rate of these notes at inception. The Company amortizes the discount to interest expense so that the interest expense approximates the Company’s incremental borrowing rate. The effective interest rates at March 31, 2008 and December 31, 2007 were 5.32% and 6.65%, respectively.

(2)	The Contingent Payment Senior Note has a variable due date based upon distributions received from certain private equity funds. The Company has recorded the debt principal at a discount and amortizes the discount to interest expense so that the interest expense on this non-interest bearing note approximates the Company’s incremental borrowing rate. During the three months ended March 31, 2008 and 2007, the Company did not receive any distributions to repay the principal on this note.

(3)	Amounts are due in equal monthly installments through December 2008. The note is secured by all the fixed assets and leasehold improvements of the Company. The effective interest rates at March 31, 2008 and December 31, 2007 were 6.03% and 8.45%, respectively.

(4)	Applicable Federal Rate.
     As of March 31, 2008 and December 31, 2007, the fair value for each of the notes payable presented above approximates the carrying value as of March 31, 2008 and December 31, 2007, respectively.
     The weighted-average interest rate for notes payable was 5.56% and 7.79% at March 31, 2008 and December 31, 2007, respectively.
     Scheduled principal payments for notes payable at March 31, 2008 were as follows (in thousands):

Remainder of 2008	$2,800
2009	—
2010	—
2011	25,384
2012	—
Thereafter	—

Total	$28,184

Covenants
     The Senior Notes, Contingent Payment Senior Note and Secured Note shown above include financial covenants including restrictions on additional indebtedness and requirements that the notes be repaid should the Company enter into a transaction to liquidate or dispose of all or substantially all of its property, business or assets. The Secured Note also contains various covenants and restrictions, the most restrictive of which require the Company to maintain a minimum net worth.
     At March 31, 2008 the Company was not in compliance with a covenant it has with the holder of its Secured Note not to exceed a quarterly or annual net after-tax loss greater than $10 million. In the quarter ended March 31, 2008 the Company’s net after-tax loss exceeded $10 million. The Company paid all outstanding principal and interest to the note holder in May 2008.
     The Company was in compliance with all other covenants at March 31, 2008.

NOTE 9 — FINANCIAL INSTRUMENTS
     The following is a summary of the fair value of the major categories of financial instruments held by the Company (in thousands):

	March 31,	December 31,
	2008	2007
Assets
Securities owned	$217,714	$220,440
Investments in partnerships and other securities	55,783	60,502
Other investments	12,911	51,184

Total assets	$286,408	$332,126

Liabilities
Securities sold, but not yet purchased	$146,012	$163,933

Total liabilities	$146,012	$163,933

     The following is a summary of the Company’s financial assets and liabilities that are accounted for at fair value on a recurring basis as of March 31, 2008 by level in accordance with the fair value hierarchy described in Note 3 - Recent Accounting Pronouncements (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Securities owned
Equity securities	$34,067	$4,206	$—	$38,273
Convertible bonds	—	159,707	13,246	172,953
Warrants	—	—	6,488	6,488

Investments in partnerships and other securities	—	—	55,783	55,783

Other investments
Auction rate securities	—	—	10,114	10,114
Municipal debt securities	—	1,016	—	1,016
Other	325	—	1,456	1,781

Total assets	$34,392	$164,929	$87,087	$286,408

Liabilities
Securities sold, but not yet purchased Equity securities	$106,880	$—	$—	$106,880
Convertible bonds	—	23,301	—	23,301
U.S. Treasury securities	—	15,831	—	15,831

Total liabilities	$106,880	$39,132	$—	$146,012

     The following is a summary of changes in fair value of the Company’s financial assets that have been classified as Level 3 at March 31, 2008 (in thousands):

			Investments in
			Partnerships	Auction
	Convertible		and Other	Rate
	Bonds Owned	Warrants	Securities	Securities	Other	Total
Balance — December 31, 2007	$15,941	$—	$60,502	$—	$1,018	$77,461
Realized and unrealized losses	(1,579)	(350)	(4,965)	(236)	(35)	(7,165)
Purchases and sales—net	4,801	6,998 (1)	246	1,800	473	14,318
Cumulative translation adjustment	—	(160)	—	—	—	(160)
Net transfers in (out)	(5,917)	—	—	8,550	—	2,633

Balance — March 31, 2008	$13,246	$6,488	$55,783	$10,114	$1,456	$87,087

(1)	During the three months ended March 31, 2008, the Company acquired $7.7 million of warrants as a result of the Westwind acquisition. In addition, the Company exercised $0.7 million of warrants during the three months ended March 31, 2008 and $0.1 million of warrants expired.
     The total net unrealized losses during the three months ended March 31, 2008 of $6.9 million relates to financial assets held by the Company as of March 31, 2008.
     Realized and unrealized gains and losses from other investments and investments in partnerships and other securities are included in asset management revenues on the condensed consolidated statements of operations. Realized and unrealized gains and losses from warrants are included in investment banking revenues on the condensed consolidated statements of operations. Realized and unrealized gains and losses from securities owned and securities sold, but not yet purchased, except those related to warrants, are included in brokerage revenues on the condensed consolidated statements of operations.
NOTE 10 — EARNINGS (LOSS) PER SHARE
     The following table is a reconciliation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended March 31,
	2008	2007
Net income (loss)	$(17,805)	$5,401
Basic weighted average shares outstanding	32,989	26,070
Effect of dilutive securities:
Weighted average restricted stock units	—	709
Weighted average warrant	—	103

Diluted weighted average shares outstanding	32,989	26,882

Earnings (loss) per share:
Basic earnings (loss) per share	$(0.54)	$0.21
Diluted earnings (loss) per share	$(0.54)	$0.20
     Potential dilutive shares consist of the incremental common stock issuable for outstanding restricted stock units, stock options and a warrant (both vested and non-vested) using the treasury stock method. Potential dilutive shares are excluded from the computation of earnings (loss) per share if their effect is anti-dilutive. The anti-dilutive stock options totaled 85,216 and 32,831 for the three months ended March 31, 2008 and 2007, respectively. The anti-dilutive warrant totaled 486,486 shares for the three months ended March 31, 2008.

NOTE 11 — COMPREHENSIVE INCOME (LOSS)
     The following table is a reconciliation of net income (loss) reported in our condensed consolidated statements of operations to comprehensive income (loss) (in thousands):

	Three Months Ended March 31,
	2008	2007
Net income (loss)	$(17,805)	$5,401
Currency translation adjustment	(4,031)	2

Comprehensive income (loss)	$(21,836)	$5,403

NOTE 12 — SHARE-BASED COMPENSATION
     The Thomas Weisel Partners Group, Inc. Amended and Restated Equity Incentive Plan (the “Equity Incentive Plan”) provides for the awards of non-qualified and incentive stock options, restricted stock and restricted stock units and other share-based awards to officers, directors, employees, consultants and advisors of the Company. The total number of shares issuable under the Equity Incentive Plan is 6,150,000 shares. Awards of stock options and restricted stock units reduce the number of shares available for future issuance. The number of shares available for future issuance under the Equity Incentive Plan at March 31, 2008 was approximately 1,168,000 shares.
     At the Company’s Annual Meeting of Shareholders on May 19, 2008 the Company’s shareholders will vote on a proposal to amend the Equity Incentive Plan, which includes increasing the maximum number of shares that may be issued thereunder by 5,000,000 shares.
     The Company accounts for share-based compensation at fair value, in accordance with provisions under SFAS No. 123(R), Share-Based Payment.
Restricted Stock Units
     A summary of non-vested restricted stock unit activity for the three months ended March 31, 2008 is presented below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested — December 31, 2007	2,341,570	$16.71

Issued	2,233,711	10.06
Vested	(681,160)	16.38
Cancelled	(206,670)	14.80

Non-vested — March 31, 2008	3,687,451	$12.85

     The fair value of the shares vested during the three months ended March 31, 2008 and 2007 was $7.4 million and $8.3 million, respectively.
     As of March 31, 2008 there was $37.0 million of total unrecognized compensation expense related to non-vested restricted stock unit awards. This cost is expected to be recognized over a weighted-average period of 3.2 years.
     The Company recorded $3.9 million and $2.7 million in non-cash compensation expense during the three months ended March 31, 2008 and 2007, respectively, with respect to grants of restricted stock units.
NOTE 13 — INCOME TAXES
     The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), which requires the recognition of deferred tax assets and liabilities based upon temporary differences between the financial reporting and tax bases of its assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized.
     On January 1, 2007, the Company adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN No. 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, and prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken, or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is subject to Federal and state tax authority examination on the 2007 and 2006 tax years. The adoption of FIN 48 did not have a material impact on the Company’s condensed consolidated statements of financial condition, operations and cash flows. During the three months ended March 31, 2008, there have been no changes in uncertain tax positions that have had a material impact to the Company’s tax positions.
     The Company’s effective tax rate for the three months ended March 31, 2008 and 2007 was 32.7% and 39.2%, respectively. The decrease in the effective tax rate was primarily the result of amounts deductible for vested restricted stock units that are less than the cumulative compensation cost recognized for financial reporting purposes. The shortfall in excess of the remaining additional paid-in capital from excess tax benefits from previously vested awards of $1.6 million was recognized in the condensed consolidated statements of operations as a decrease to the tax benefit. Additionally, the rate decreased due to the impact of lower Canadian statutory tax rates related to the Westwind acquisition.
NOTE 14 — COMMITMENTS, GUARANTEES AND CONTINGENCIES
Commitments
Lease Commitments
     The Company leases office space and computer equipment under noncancelable operating leases which extend to 2016 and which may be extended as prescribed under renewal options in the lease agreements. The Company has entered into several noncancelable sub-lease agreements for certain facilities or floors of facilities which are co-terminus with the Company’s lease for the respective facilities or floors of facilities. Facility and computer equipment lease expenses charged to operations for the three months ended March 31, 2008 and 2007 was $4.2 million and $3.4 million, respectively.
Fund Capital Commitments
     At March 31, 2008, the Company’s Asset Management Subsidiaries had commitments to invest an additional $2.1 million into affiliated investment partnerships. Such commitments may be satisfied by direct investments and are generally required to be made as investment opportunities are identified by the underlying partnerships. The Company’s Asset Management Subsidiaries’ commitments at March 31, 2008 were as follows (in thousands):

Global Growth Partners I	$710
Global Growth Partners II	528
Thomas Weisel Healthcare Venture Partners	439
Thomas Weisel India Opportunity Fund	354
Thomas Weisel Venture Partners	35

Total Fund Capital Commitments	$2,066

     In addition to the commitments within the table above, the Company has committed $25.2 million to investments in unaffiliated funds. Through March 31, 2008, the Company has funded $4.8 million of these commitments and the remaining unfunded portion as of March 31, 2008 was $20.4 million. The Company currently anticipates transferring these investments and the related commitments to funds sponsored by the Company. These commitments may be called in full at any time.
Guarantees
Broker-Dealer Guarantees and Indemnification
     The Company’s customers’ transactions are introduced to the clearing brokers for execution, clearance and settlement. Customers are required to complete their transactions on settlement date, generally three business days after the trade date. If customers do not fulfill their contractual obligations to the clearing brokers, the Company may be required to reimburse the clearing brokers for losses on these obligations. The Company has established procedures to reduce this risk by monitoring trading within accounts and requiring deposits in excess of regulatory requirements.
     The Company is a member of various securities exchanges. Under the standard membership agreements, members are required to guarantee the performance of other members and, accordingly, if another member becomes unable to satisfy its obligations to the exchange, all other members would be required to meet the shortfall. The Company’s liability under these arrangements is not quantifiable and could exceed the cash and securities it has posted as collateral. However, management believes that the potential for the Company to be required to make payments under these arrangements is remote. The Company has not recorded any loss contingency for this indemnification.
Guaranteed Compensation
     Consistent with practice in prior years, guaranteed compensation agreements were entered into during the three months ended March 31, 2008. These obligations are being accrued ratably over the service period of the agreements. Total unaccrued obligations at March 31, 2008 for services to be provided subsequent to March 31, 2008 were $6.9 million, of which $0.6 million, $5.0 million and $1.3 million is to be paid in 2008, 2009 and 2010, respectively.

Director and Officer Indemnification
     In connection with its initial public offering, the Company entered into agreements that provide indemnification to its directors, officers and other persons requested or authorized by the Board to take actions on behalf of the Company for all losses, damages, costs and expenses incurred by the indemnified person arising out of such person’s service in such capacity, subject to the limitations imposed by Delaware law. The Company has not recorded any loss contingency for this indemnification.
Tax Indemnification Agreement
     In connection with its initial public offering, the Company entered into a tax indemnification agreement to indemnify the members of Thomas Weisel Partners Group LLC against the full amount of certain increases in taxes that relate to activities of Thomas Weisel Partners Group LLC and its affiliates prior to the Company’s initial public offering. The tax indemnification agreement included provisions that permit the Company to control any tax proceeding or contest which might result in it being required to make a payment under the tax indemnification agreement. The Company has not recorded any loss contingency for this indemnification.
Contingencies
Loss Contingencies
     The Company is involved in a number of judicial, regulatory and arbitration matters arising in connection with its business. The outcome of matters the Company is involved in cannot be determined at this time and the results cannot be predicted with certainty. There can be no assurance that these matters will not have a material adverse effect on the Company’s results of operations in any future period and a significant judgment could have a material adverse impact on the Company’s condensed consolidated statements of financial condition, results of operations and cash flows. The Company may in the future become involved in additional litigation in the ordinary course of its business, including litigation that could be material to the Company’s business.
     In accordance with SFAS No. 5, Accounting for Contingencies, the Company reviews the need for any loss contingency reserves and establishes reserves when, in the opinion of management, it is probable that a matter would result in liability, and the amount of loss, if any, can be reasonably estimated. Generally, with respect to matters the Company is involved in, in view of the inherent difficulty of predicting the outcome of these matters, particularly in cases in which claimants seek substantial or indeterminate damages, it is not possible to determine whether a liability has been incurred or to reasonably estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no reserve is established until that time.
     The following discussion describes significant developments with respect to the Company’s litigation matters that have occurred subsequent to December 31, 2007.
Investment Banking Matters
     In re Leadis Technology, Inc. Securities Litigation — The Company has been a defendant in a purported class action litigation brought in connection with Leadis Technology, Inc.’s initial public offering in June 2004 in which the Company served as a co-manager for Leadis. The consolidated complaint, filed in the United States District Court for the Northern District of California on August 8, 2005, alleged violations of Federal securities laws against Leadis and certain of its directors and officers as well as the company’s underwriters, including the Company, based on alleged misstatements and omissions in the registration statement. On March 1, 2006 the complaint against the Company in this matter was dismissed by the court with prejudice. Subsequently, on March 28, 2006, the plaintiffs in this matter appealed the dismissal to the United States Court of Appeals for the Ninth Circuit and on February 21, 2008 the Appeals Court granted the appeal. The Company believes it has meritorious defenses to these actions and intends to vigorously defend such actions as they apply to the Company.
     In re Merix Securities Litigation — The Company has been a defendant in a purported class action suit brought in connection with an offering in January 2004 involving Merix Corporation in which it served as co-lead manager for Merix. On September 15, 2005, the United States District Court for the District of Oregon entered an order dismissing all claims against the underwriter defendants, including the Company, and the Merix defendants. A portion of the claim under Section 12(a)(2) of the Securities Exchange Act of 1934 was dismissed with prejudice, and the remainder of that claim and the Section 11 claim were dismissed with leave to re-file. Plaintiffs subsequently filed an amended complaint and on September 28, 2006 the Court dismissed the remaining claims with prejudice. Following the September 28, 2006 dismissal, plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit and on February 21, 2008 the Appeals Court granted the appeal. The Company believes it has meritorious defenses to these actions and intends to vigorously defend such actions as they apply to the Company.
Settled Matters
     In re Friedman’s Inc. Securities Litigation — In September 2003, the Company acted as lead manager on a follow-on offering of common stock of Friedman’s Inc. Subsequent to that offering a class action suit was filed against Friedman’s and its directors, senior officers and outside accountants as well as Friedman’s underwriters, including the Company, in the United States District Court for the Northern District of Georgia, alleging that the registration statement for the offering and a previous registration statement dated

February 2, 2002 were fraudulent and materially misleading. During the three months ended March 31, 2008, the plaintiffs’ claims were settled. The Company’s portion of the settlement amount was not material to the Company’s condensed consolidated statements of financial condition, operations and cash flows.
NOTE 15 — FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK, CREDIT RISK OR MARKET RISK
Concentration of Credit Risk and Market Risk
     The majority of the Company’s transactions, and consequently the concentration of its credit exposure, is with its clearing brokers. The clearing brokers are also the primary source of short-term financing for both securities purchased and securities sold, not yet purchased by the Company. The Company’s securities owned may be pledged by the clearing brokers. The amount receivable from or payable to the clearing brokers in the Company’s condensed consolidated statements of financial condition represents amounts receivable or payable in connection with the trading of proprietary positions and the clearance of customer securities transactions. As of March 31, 2008 and December 31, 2007, the Company’s cash on deposit with the clearing brokers was not collateralizing any liabilities to the clearing brokers.
     In addition to the clearing brokers, the Company is exposed to credit risk from other brokers, dealers and other financial institutions with which it transacts business. In the event counterparties do not fulfill their obligations, the Company may be exposed to credit risk. The Company seeks to control credit risk by following an established credit approval process and monitoring credit limits with counterparties.
     The Company’s trading activities include providing brokerage services to institutional and retail clients. To facilitate these customer transactions, the Company purchases proprietary securities positions (“long positions”) in equity securities, convertible and other fixed income securities. The Company also enters into transactions to sell securities not yet purchased (“short positions”), which are recorded as liabilities on the condensed consolidated statements of financial condition. The Company is exposed to market risk on these long and short securities positions as a result of decreases in market value of long positions and increases in market value of short positions. Short positions create a liability to purchase the security in the market at prevailing prices. Such transactions result in off-balance sheet market risk as the Company’s ultimate obligation to satisfy the sale of securities sold, not yet purchased may exceed the amount recorded in the condensed consolidated statements of financial condition. To mitigate the risk of losses, these securities positions are marked to market daily and are monitored by management to ensure compliance with limits established by the Company. The associated interest rate risk of these securities is not deemed material to the Company.
     The Company is also exposed to market risk through its investments in partnerships and through certain loans to employees collateralized by such investments. In addition, as part of the Company’s investment banking and asset management activities, and generally in connection with the development of new asset management products, the Company from time to time takes long and short positions in publicly traded equities and related options and other derivative instruments and makes private equity investments, all of which expose the Company to market risk. These activities are subject, as applicable, to risk guidelines and procedures designed to manage and monitor market risk.
NOTE 16 — REGULATED BROKER-DEALER SUBSIDIARIES
     TWP and TWP USA are registered U.S. broker-dealers that are subject to the Uniform Net Capital Rule (the “Net Capital Rule”) under the Securities Exchange Act of 1934 administered by the SEC and NYSE, which requires the maintenance of minimum net capital. TWP and TWP USA have elected to use the alternative method to compute net capital as permitted by the Net Capital Rule, which requires that TWP and TWP USA maintain minimum net capital, as defined, of $1.0 million and $100,000, respectively. These rules also require TWP and TWP USA to notify and sometimes obtain approval from the SEC and NYSE for significant withdrawals of capital or loans to affiliates.
     Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar amount requirement.
     TWPC is a registered investment dealer in Canada and is subject to the capital requirements of the Investment Dealers Association of Canada. In addition, TWPIL and TWP UK are registered U.K. broker-dealers and are subject to the capital requirements of the Financial Securities Authority.

     The table below summarizes the minimum capital requirements for the Company’s broker-dealer subsidiaries (in thousands):

	March 31, 2008
	Required Net		Excess Net
	Capital	Net Capital	Capital
TWP	$1,000	$26,174	$25,174
TWPC	245	13,851	13,606
TWP UK	1,423	3,759	2,336
Other broker-dealer subsidiaries	164	1,915	1,751

Total	$2,832	$45,699	$42,867

NOTE 17 — SEGMENT INFORMATION
     The following table represents net revenues by geographic area (in thousands):

	Three Months Ended March 31,
	2008	2007
United States	$41,535	$76,687
Other countries	7,389	2

Total net revenue	$48,924	$76,689

     No single customer accounted for 10% or more of the Company’s net revenues during the three months ended March 31, 2008. During the three months ended March 31, 2007, net revenues included $13.4 million, or 17%, generated from a single transaction. Net revenues from countries other than the United States during the three months ended March 31, 2008 consist primarily of net revenues from Canada, which accounted for 62% of net revenues from other countries.
     The following table represents long lived assets by geographic area based on the physical location of the assets (in thousands):

	March 31,	December 31,
	2008	2007
United States	$20,737	$20,908
Other countries	1,924	409

Total long lived assets—net	$22,661	$21,317

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results and the timing of events may differ significantly from those projected in forward-looking statements due to a number of factors, including those set forth in Part I, Item 1A — “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and in Part II, Item 1A — “Risk Factors” of this Quarterly Report on Form 10-Q. See “Where You Can Find More Information” on page -ii- of this Quarterly Report on Form 10-Q.
Overview
     We are an investment bank focused principally on growth companies and growth investors. Our business is managed as a single operating segment, and we generate revenues by providing financial services that include investment banking, brokerage, research and asset management. We take a comprehensive approach in providing these services to growth companies.
     During the three months ended March 31, 2008, we executed on the following initiatives:
•	Acquisition of Westwind - On January 2, 2008, we completed our acquisition of Westwind for approximately $155 million. Westwind is a full-service, institutionally oriented, independent investment bank focused on growth companies and growth investors, particularly in the energy and mining sectors. Westwind, which was founded in 2002 and headquartered in Toronto, has additional offices in Calgary and the U.K. Westwind’s mining and energy teams expand our industry coverage. In addition, with Westwind’s presence in Toronto, Calgary and London, our geographic coverage further extends into both Canada and the U.K. through this acquisition. Subsequent to the acquisition of Westwind, we have 15 office locations and a global reach that spans five countries.

Integrating Westwind is our primary focus for 2008. One of our strategies is to expand our trading in Canadian securities as our energy and mining analysts begin to make a greater impact on our U.S. and European accounts, and we currently plan to hire U.S. based energy bankers and analysts to capitalize on Westwind’s capabilities in Canada. In Europe, where we integrated our offices in early 2008, we are combining our sales forces and marketing the combined companies’ products and expertise.

As the acquisition of Westwind occurred on January 2, 2008, the consolidated results of operations for the three months ended March 31, 2007 presented below do not include Westwind results.

•	Reduction in Headcount - During the three months ended March 31, 2008, we reduced total headcount by 9% of the total workforce, and during the three months ended June 30, 2008 we plan to reduce headcount by another 13%, which will bring the total reduction to 22%. Subsequent to this reduction we will have approximately 600 employees going forward. We currently plan to continue to selectively upgrade our talent pool, particularly in revenue generating areas.

•	Repurchase of Common Stock - During the period beginning on March 31, 2008 and ending on May 8, 2008, we repurchased a total of 1,124,655 shares of our common stock from the open market. The shares were classified as treasury stock upon repurchase and we intend to use these shares to settle obligations to deliver common stock in the future to employees who have received Restricted Stock Units under our Equity Incentive Plan. These repurchases were executed pursuant to an authorization by our Board of Directors to repurchase up to 2,000,000 shares of common stock for the purpose of settling obligations to deliver common stock in the future to employees who have received Restricted Stock Units under our Equity Incentive Plan. Additional repurchases pursuant to this authority may be carried out from time to time in the future. Furthermore, our Board of Directors may authorize additional repurchases for the purpose of settling obligations to deliver common stock in the future to employees who have received Restricted Stock Units under our Equity Incentive Plan.
     We are exposed to volatility and trends in the general securities market and the economy, and we are currently facing difficult market and economic conditions. Due to the recent downturn in the market and the possibility of an economic recession, client activity levels have decreased resulting in, among other things, lower overall investment banking activity. It is difficult to predict when conditions will change.
Consolidated Results of Operations
     Our results of operations depend on a number of market factors, including market conditions and valuations for growth companies and growth investors, as well as general securities market conditions. Trends in the securities markets are also affected by general economic trends, including fluctuations in interest rates, flows of funds into and out of the markets and other conditions. In addition to these market factors, our revenues from period to period are substantially affected by the timing of investment banking transactions in which we are involved. Fees for many of the services we provide are earned only upon the completion of a transaction. Accordingly, our results of operations in any individual year or quarter may be affected significantly by whether and when significant transactions are completed.
     Notwithstanding this exposure to volatility and trends, in order to provide value to our clients, we have made a long-term commitment to maintaining a substantial, full-service integrated business platform. As a result of this commitment, if business conditions result in decreases to our revenues, we may not experience corresponding decreases in the expense of operating our business.
     The following table provides a summary of our results of operations (dollar amounts in thousands):

	Three Months Ended March 31,
	2008	2007	% Change
Net revenues	$48,924	$76,689	(36.2)%
Income (loss) before taxes	(26,452)	8,882	nm
Net income (loss)	(17,805)	5,401	nm

Earnings (loss) per share:
Basic earnings (loss) per share	$(0.54)	$0.21
Diluted earnings (loss) per share	$(0.54)	$0.20

Revenues
     The following table sets forth our revenues, both in dollar amounts and as a percentage of net revenues (dollar amounts in thousands):

	Three Months Ended March 31,
	2008	2007	% Change
Revenues:
Investment banking	$11,496	$39,292	(70.7)%
Brokerage	36,134	28,856	25.2
Asset management	349	5,715	(93.9)
Interest income	3,025	4,348	(30.4)
Other revenue	—	920	(100.0)

Total revenues	51,004	79,131	(35.5)
Interest expense	(2,080)	(2,442)	(14.8)

Net revenues	$48,924	$76,689	(36.2)%

Percentage of net revenues:
Investment banking	23.5%	51.2%
Brokerage	73.9	37.6
Asset management	0.7	7.5
Interest income	6.2	5.7
Other revenue	—	1.2

Total revenues	104.3	103.2
Interest expense	(4.3)	(3.2)

Net revenues	100.0%	100.0%

Investment Banking Revenue
     Our investment banking revenues include (i) management fees, underwriting fees, selling concessions and agency placement fees earned through our participation in public offerings and private placements of equity and debt securities, including convertible debt, and realized and unrealized gains and losses on warrants received in investment banking transactions and (ii) fees earned as strategic advisor in mergers and acquisitions and similar transactions. Investment banking revenues are typically recognized at the completion of each transaction. Underwriting revenues are presented net of related expenses. Unreimbursed expenses associated with private placement and advisory transactions are recorded as non-compensation expenses.
     The following table sets forth our investment banking revenues and the number of investment banking transactions (dollar amounts in thousands):

	Three Months Ended March 31,
	2008	2007	% Change
Investment banking revenue:
Capital raising	$7,388	$14,761	(50.0)%
Strategic advisory	4,108	24,531	(83.3)

Total investment banking revenues	$11,496	$39,292	(70.7)%

Investment banking transactions:
Capital raising	19	10
Strategic advisory	4	7

Total investment banking transactions	23	17

Average revenue per transaction	$500	$2,311
     Three Months Ended March 31, 2008 versus 2007 — Investment banking revenue decreased $27.8 million in the three months ended March 31, 2008 from 2007. Our average revenue per transaction decreased to $0.5 million during the three months ended March 31, 2008 from $2.3 million in 2007. During the three months ended March 31, 2008 and 2007 we closed 23 and 17 investment banking transactions, respectively. The change in our average revenue per transactions is primarily due to our acquisition of Westwind which, historically, has completed a larger number of smaller sized transactions. In addition, during the three months ended March 31, 2007 our investment banking revenue included $13.4 million in revenue generated from a single strategic advisory transaction. During the three months ended March 31, 2008 and 2007, approximately 44.4% and 57.9%, respectively, of our investment banking revenue was earned from the five largest transactions during the respective periods.

     Capital raising revenue accounted for approximately 64.3% and 37.6% of our investment banking revenue in the three months ended March 31, 2008 and 2007, respectively. Capital raising revenue decreased $7.4 million to $7.4 million in the three months ended March 31, 2008. Our average revenue per capital raising transaction decreased to $0.4 million during the three months ended March 31, 2008 from $1.5 million in 2007. During the three months ended March 31, 2008 and 2007 we closed 19 and 10 capital raising transactions, respectively.
     Strategic advisory revenue accounted for approximately 35.7% and 62.4% of our investment banking revenue in the three months ended March 31, 2008 and 2007, respectively. Strategic advisory revenue decreased $20.4 million to $4.1 million in the three months ended March 31, 2008. Our average revenue per strategic advisory transaction decreased to $1.0 million during the three months ended March 31, 2008 from $3.5 million in 2007. In addition, during the three months ended March 31, 2007 our strategic advisory revenue included $13.4 million in revenue generated from a single transaction. During the three months ended March 31, 2008 and 2007, we closed 4 and 7 strategic advisory transactions, respectively.
Brokerage Revenue
     Our brokerage revenues include (i) commissions paid by customers from brokerage transactions in equity securities, (ii) spreads paid by customers on convertible debt securities, (iii) trading gains and losses which result from market making activities from our commitment of capital to facilitate customer transactions and from proprietary trading activities relating to our convertible debt and special situations trading groups, (iv) advisory fees paid to us by high-net-worth individuals and institutional clients of our private client services group, which are generally based on the value of the assets we manage and (v) fees paid to us for research.
     Three Months Ended March 31, 2008 versus 2007 — Brokerage revenue increased $7.3 million in the three months ended March 31, 2008 from 2007. This increase is primarily due to our acquisition of Westwind in January 2008 which generated $4.3 million of brokerage revenues during the three months ended March 31, 2008. The remaining increase in brokerage revenues is due to improvements in our institutional trading business, partially offset by trading losses and decreases in trading volumes in our convertible debt trading business.
     The combined average daily volume on the New York Stock Exchange, Nasdaq and the Toronto Stock Exchange was approximately 4.4 billion shares during the three months ended March 31, 2008, an increase of 10.6% from the comparable period in 2007. Our combined average daily customer trading volume increased 39.3% for the three months ended March 31, 2008 from 2007 primarily due to increased customer trading as a result of our acquisition of Westwind.
     We believe the steps we have taken over the past year, including (i) increasing our focus on middle markets customers, who account for an increasing amount of trading commissions within the brokerage industry and who, in may cases, are engaging in investing activities that utilize our equity research, (ii) developing our product offerings within electronic trading in order to attract and retain trading volume from customers who are shifting away from utilizing full-service brokerage services and increasing their use of alternative trading systems and (iii) broadening our geographic coverage, including through the acquisition of Westwind, has resulted in our increased trading volume for institutional customers.
Asset Management Revenue
     Our asset management revenues include (i) fees from investment partnerships we manage, (ii) allocation of the appreciation and depreciation in the fair value of our investments in the underlying partnerships, (iii) fees we earn from the management of equity distributions received by our clients and (iv) other asset management-related realized and unrealized gains and losses on investments not associated with investment partnerships.
     The following table sets forth our asset management revenues (dollar amounts in thousands):

	Three Months Ended March 31,
	2008	2007	% Change
Asset management revenue:
Management fees	$3,660	$3,879	(5.6)%
Private equity realized and unrealized gains and losses—net	(2,089)	1,383	nm
Other securities realized and unrealized gains and losses—net	(1,222)	453	nm

Total asset management revenues	$349	$5,715	(93.9)%

     Three Months Ended March 31, 2008 versus 2007 — Asset management revenue decreased $5.4 million in the three months ended March 31, 2008 from 2007. The fluctuation was due to decreases in investment gains in partnerships of $3.5 million due to a decrease in the fair value of underlying investments in two of our investment funds and decreases in investment gains in other securities of $1.7 million.
     Investment gains in partnerships decreased $3.5 million in the three months ended March 31, 2008 from 2007. This fluctuation was primarily due to an increase in unrealized and realized investment losses from Thomas Weisel Healthcare Venture Partners and

Thomas Weisel Global Growth Partners II of $3.6 million and $0.6 million, respectively. This decrease was partially offset by an increase in unrealized and realized investment gains from Thomas Weisel Venture Partners of $0.7 million.
     Investment gains in other securities decreased $1.7 million in the three months ended March 31, 2008 from 2007 primarily due to a decline in the value of equity securities held by our small mid-cap growth public equity funds.
Other Revenue
     Three Months Ended March 31, 2007 — Other revenue of $0.9 million recorded during the three months ended March 31, 2007 relates to the gain, net of selling costs, on the sale of certain software previously developed for internal use. At the time of sale there were no amounts capitalized relating to this software.
Net Revenues by Geographic Segment
     The following table sets forth our net revenues by geographic segment (in thousands):

	Three Months Ended March 31,
	2008	2007	% Change
United States	$41,535	$76,687	(45.8)%
Other countries	7,389	2	nm

Total net revenues	$48,924	$76,689	(36.2)%

     Net revenues from countries other than the United States increased $7.4 million during the three months ended March 31, 2008 from 2007 as a result of our acquisition of Westwind in January 2008. During the three months ended March 31, 2008, net revenues from countries other than the United States consisted primarily of net revenues from Canada, which accounted for approximately 62% of net revenues from other countries.
     No single customer accounted for 10% or more of our net revenues during the three months ended March 31, 2008. During the three months ended March 31, 2007 net revenues included $13.4 million, or 17%, generated from a single strategic advisory transaction.
Expenses Excluding Interest
     The following table sets forth information relating to our expenses excluding interest, both in dollar amounts and as a percentage of net revenues (dollar amounts in thousands):

	Three Months Ended March 31,
	2008	2007	% Change
Expenses excluding interest:
Compensation and benefits	$40,389	$43,990	(8.2)%
Non-compensation expense	34,987	23,817	46.9

Total expenses excluding interest	$75,376	$67,807	11.2%

Percentage of net revenues:
Compensation and benefits	82.6%	57.4%
Non-compensation expense	71.5	31.0

Total	154.1%	88.4%

Average number of employees	673	592
Compensation and Benefits Expense
     Compensation and benefits expense to secure the services of our employees has been the largest component of our total expenses. Compensation and benefits expense includes salaries, overtime, bonuses, commissions, share-based compensation, benefits, severance, employment taxes and other employee costs.
     We pay discretionary bonuses based on a combination of company and individual performance, and we have entered into guaranteed contractual agreements with employees that require specified bonus payments, both of which are accrued over the related service periods. These bonuses make up a significant portion of our compensation and benefits expense, particularly for our senior professionals.
     Share-based awards constitute a portion of our compensation expense, vest over a three or four-year service period, are subject to continued employment and, accordingly, are recorded as non-cash compensation expense ratably over the service period beginning at the date of grant. As a result, our aggregate compensation expense has been, and will continue to be, impacted as we recognize multiple years of share-based compensation expense associated with the vesting of prior year grants. As of March 31, 2008, there was (i) $5.7 million of unrecognized compensation expense related to non-vested restricted stock unit awards made in connection with our initial public offering, which is expected to be recognized over a weighted-average period of 0.8 years and (ii) an additional $31.3 million of unrecognized compensation expense related to non-vested restricted stock unit awards made subsequent to our initial public offering, which is expected to be recognized over a weighted-average period of 3.5 years.
     Three Months Ended March 31, 2008 versus 2007 — Compensation and benefits expense decreased $3.6 million in the three months ended March 31, 2008 from 2007. The fluctuation is primarily due to a decrease of $10.4 million in bonus expense during the three months ended March 31, 2008 from 2007. This overall decrease is partially offset by an increase in salary expense of $3.9 million due to an increase in the number of employees resulting from the Westwind acquisition in January 2008, as well as an increase of $1.3 million of share-based compensation expense.
Non-Compensation Expenses
     Our non-compensation expenses include brokerage execution, clearance and account administration, communications and data processing, depreciation and amortization of property and equipment, amortization of other intangible assets, marketing and promotion, occupancy and equipment and other expenses.
     Three Months Ended March 31, 2008 versus 2007 — Non-compensation expense increased $11.2 million in the three months ended March 31, 2008 from 2007. The fluctuation was due in part to the amortization of identifiable intangible assets of $3.4 million acquired as a result of the Westwind acquisition in January 2008. In addition, other expense increased $3.0 million primarily due to increased professional expense of $1.1 million, insurance expense of $0.3 million and foreign currency exchange losses of $0.2 million. In addition, brokerage execution, clearance and account administration, occupancy and equipment expense and communication and data processing expense increased by $1.8 million, $1.3 million and $1.2 million, respectively, during the three months ended March 31, 2008 from 2007. The fluctuation in these expenses was primarily due to increased expenses associated with our expansion into Canada, Europe and the midwest, including operating expenses as the result of our acquisition of Westwind.
Provision for Taxes
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
     The deferred tax liability of $14.8 million as of March 31, 2008 is related to the other intangible assets recorded as a result of the Westwind acquisition.
     Our effective tax rate for the three months ended March 31, 2008 and 2007 was 32.7% and 39.2%, respectively. The decrease in our effective tax rate was primarily the result of amounts deductible for vested restricted stock units that are less than the cumulative compensation cost recognized for financial reporting purposes. The shortfall in excess of the remaining additional paid-in capital from excess tax benefits from previously vested awards was recognized in the condensed consolidated statements of operations as a decrease to the tax benefit. Additionally, our rate decreased due to the impact of lower Canadian statutory tax rates related to the Westwind acquisition.
Liquidity and Capital Resources
     We believe that our current level of equity capital, which includes a portion of the net proceeds from our follow-on offering of common stock, funds anticipated to be provided by operating activities and funds available under temporary loan agreements, will be adequate to meet our liquidity and regulatory capital requirements for the next 12 months.
Cash Flows
     Cash and cash equivalents were $110.5 million at March 31, 2008, a decrease of $46.5 million from $157.0 million at December 31, 2007.
     Operating activities used $70.9 million of cash and cash equivalents during the three months ended March 31, 2008. In February 2008, we made aggregate cash bonus payments to our employees of $25.6 million, as well as an aggregate cash payment of $24.8 million to our employees attributable to the acceleration of the payment of 2008 mid-year retention bonuses and certain severance expenses, each of which were related to the integration of Westwind. During the three months ended March 31, 2008 we had a decrease in accrued expenses and other liabilities of $17.1 million which is due to the fact that we have made cash payments to settle accrued expenses that were recorded as of December 31, 2007, $7.5 million of which relate to payments for our managed syndicate deals that settled in 2008. Further contributing to the decrease in cash and cash equivalents was our net loss for the period of $17.8 million.
     The overall decrease in our cash and cash equivalents from operating activities is partially offset by collection of $16.3 million of corporate finance and syndicate receivables outstanding as of December 31, 2007. In addition, non-cash items included in our net loss for the three months ended March 31, 2008 included amortization of other intangible assets recorded as a result of the Westwind acquisition of $3.4 million, share-based compensation expense of $3.9 million and depreciation and amortization of property and equipment of $1.9 million.
     Investing activities provided $27.6 million of cash and cash equivalents during the three months ended March 31, 2008. The net proceeds from sales of other investments during the three months ended March 31, 2008 were $38.3 million. We used these proceeds to fund our $45.0 million cash payment for the acquisition of Westwind in January 2008 and to fund bonus and severance payments discussed in operating activities above. Cash received as a result of our acquisition of Westwind was $36.9 million. In addition, during the three months ended March 31, 2008 we purchased property and equipment of $1.4 million and we made contributions of $1.2 million to our private equity partnerships.
     Financing activities used $2.1 million of cash during the three months ended March 31, 2008 primarily due to the repayment of notes payable of $0.9 million. In addition, we net settled $0.8 million of equity awards that became deliverable to our employees and repurchased shares of our common stock from the open market for $0.4 million.

Auction Rate Securities
     As of March 31, 2008 we held $10.1 million in auction rate securities (“ARS”), which are variable rate debt instruments, having long-term maturity dates (approximately 17 to 32 years), but whose interest rates are reset through an auction process, most commonly at intervals of 7, 28 and 35 days. All of our auction rate securities are backed by pools of student loans and all were rated AAA/Aaa as of March 31, 2008. Our intent with respect to these investments has been not to hold these securities to maturity, but rather to use the periodic auction feature, when available, to provide liquidity.
     In January 2008, we sold a substantial portion of our auction rate securities holdings through the normal auction process and used the proceeds to fund our acquisition of Westwind. The net proceeds from sales during the three months ended March 31, 2008 were $35.8 million.
     During the three months ended March 31, 2008, liquidity issues in the global credit markets resulted in the failure of auctions for our ARS. We continue to receive interest when due on our ARS at a weighted-average Federal tax exempt interest rate of 4.6% and expect to continue to receive interest when due in the future. The principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers and the underwriters establish a different form of financing to replace these securities, or final payments come due according to the contractual maturities. As a result of the auction failures, we evaluated the credit risk and compared the yields on our ARS to similarly rated municipal issues and determined that our ARS had a fair value decline of $0.2 million during the three months ended March 31, 2008. While the recent auction failures will limit our ability to liquidate these investments for some period of time, we do not believe the auction failures will materially impact our ability to fund our working capital needs, capital expenditures or other business requirements.
Debt Financing
     In connection with our initial public offering of common stock, we issued $33 million of unsecured senior notes to our former Class D and Class D-1 shareholders and are required to make principal and interest payments on these notes in accordance with their terms. As of March 31, 2008, the outstanding principal balance under these notes was $25.4 million and is due in January 2011.
     We also have a financing arrangement with General Electric Capital Corporation that is secured by furniture, equipment and leasehold improvements, with a 3-year term and a variable interest rate at LIBOR plus 2.85%. As of March 31, 2008, the outstanding balance under this facility was $2.8 million and is due in December 2008.
     At March 31, 2008 we were not in compliance with a covenant we have with General Electric Capital Corporation related to a covenant not to exceed a quarterly or annual net after-tax loss greater than $10 million. In the quarter ended March 31, 2008 our net after-tax loss exceeded $10 million. We paid all outstanding principal and interest to General Electric Capital Corporation in May 2008.
     In April 2008, Thomas Weisel Partners LLC, our primary U.S. broker-dealer subsidiary, entered into a $25.0 million revolving note and subordinated loan agreement. Through the date of this filing, no amounts have been drawn under this loan agreement.
Bonus and Share-Based Compensation
     The timing of bonus compensation payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees are generally paid salaries semi-monthly during the year, bonus payments, which make up a larger portion of total compensation, have historically been paid in February and July. In February 2008, we made aggregate cash bonus payments to our employees of approximately $25.6 million and, in addition, granted equity awards with a grant date fair value of $22.4 million. In addition, in February 2008 we made aggregate cash payments of $24.8 million to our employees attributable to the acceleration of the payment of 2008 mid-year retention bonuses, which had historically been paid in July, and certain severance expenses, each of which were related to the integration of Westwind.
     On February 9, 2008, 255,372 shares of freely transferable common stock became deliverable to our employees in respect of share-based awards granted on February 9, 2007. We elected to settle a portion of these vesting shares through a net settlement feature provided for in SFAS No. 123(R), Share-Based Payment, to meet the minimum employee statutory income tax withholding requirements. We made a payment of $0.8 million related to the net settlement of shares that vested on February 9, 2008. Our cash position and liquidity will be effected to the extent we elect to continue to settle a portion of vesting shares through net settlement in the future.

Regulatory Net Capital and Other Amounts Required to be Maintained at Broker-Dealer Subsidiary
     We have the following registered securities broker-dealers:
•	Thomas Weisel Partners LLC (“TWP”)

•	Thomas Weisel Partners (USA), Inc. (“TWP USA”)

•	Thomas Weisel Partners Canada Inc. (“TWPC”)

•	Thomas Weisel Partners (UK) Limited (“TWP UK”)

•	Thomas Weisel International Private Limited (“TWIPL”)
     TWP and TWP USA are registered U.S. broker-dealers that are subject to the Uniform Net Capital Rule (the “Net Capital Rule”) under the Securities Exchange Act of 1934 administered by the SEC and NYSE, which requires the maintenance of minimum net capital. SEC and NYSE regulations also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met.
     TWPC is a registered investment dealer in Canada and is subject to the capital requirements of the Investment Dealers Association of Canada. TWPIL and TWP UK are registered U.K. broker-dealers and are subject to the capital requirements of the Financial Securities Authority.
     The table below summarizes the minimum capital requirements for our broker-dealer subsidiaries (in thousands):

	March 31, 2008
	Required Net		Excess Net
	Capital	Net Capital	Capital
TWP	$1,000	$26,174	$25,174
TWPC	245	13,851	13,606
TWP UK	1,423	3,759	2,336
Other broker-dealer subsidiaries	164	1,915	1,751

Total	$2,832	$45,699	$42,867

     Regulatory net capital requirements change based on certain investment and underwriting activities.
     Our clearing brokers are also the primary source of the short-term financing of our securities inventory. In connection with the provision of the short-term financing, we are required to maintain deposits with our clearing brokers. These deposits are included in our net receivable from or payable to clearing brokers.
     Due to the nature of our investment banking and brokerage businesses, liquidity is of critical importance to us. Accordingly, we regularly monitor our liquidity position, including our cash and net capital positions. In April 2008, TWP entered into a $25.0 million revolving note and subordinated loan agreement. From time to time we may borrow funds under this subordinated loan agreement or under similar liquidity facilities. Such funds would constitute capital for purposes of calculating our net capital position.
Acquisition of Westwind
     On January 2, 2008, we completed our acquisition of Westwind and at the closing of this transaction we made a cash payment of $45 million as the cash portion of the consideration for this acquisition. In addition, total costs related to our acquisition of Westwind are estimated to be $2.8 million.
Off-Balance Sheet Arrangements
     As of March 31, 2008, we do not have any off-balance sheet arrangements that have an impact on our condensed consolidated statements of financial condition, operations or cash flows.

Contractual Obligations
     The following table provides a summary of our contractual obligations as of March 31, 2008 (in thousands):

	Payment Due by Period
	Remainder
	of 2008	2009-2010	2011-2012	Thereafter	Total
Notes payable (1)	$3,650	$2,079	$25,489	$—	$31,218
Capital leases (2)	18	70	—	—	88
Operating leases (3)	14,233	36,013	24,506	28,148	102,900
General partner commitment to invest in private equity funds (4)	1,204	787	75	—	2,066
Guaranteed compensation payments	548	6,348	—	—	6,896

Total contractual obligations	$19,653	$45,297	$50,070	$28,148	$143,168

(1)	Includes the notes payable with remaining principal amount of $25.4 million as of March 31, 2008 that were issued in connection with our initial public offering, the secured fixed asset financing of $2.8 million, as well as the related estimated interest payable for all notes.

(2)	Includes estimated interest payable related to capital lease liability.

(3)	Operating lease expense is presented net of sub-lease rental income.

(4)	The private equity fund commitments have no specific contribution dates. The timing of these contributions is presented based upon estimated contribution dates.
     In addition to the contractual obligations within the table above, we have committed $25.2 million to investments in unaffiliated funds. Through March 31, 2008, we have funded $4.8 million of these commitments and the remaining unfunded portion as of March 31, 2008 was $20.4 million. We currently anticipate transferring these investments and the related commitments to funds sponsored by us. These commitments may be called in full at any time.
Critical Accounting Policies and Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in our condensed consolidated financial statements and their notes. Actual results could differ significantly from those estimates. The accounting policies that are most important to the presentation of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments include the following:
•	Fair Value of Financial Instruments

•	Investment in Partnerships and Other Securities

•	Liability for Lease Losses

•	Legal and Other Contingent Liabilities

•	Allowance for Doubtful Accounts

•	Deferred Tax Valuation Allowance
     For further discussion regarding these policies, please refer to Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates of our Annual Report on Form 10-K for the year ended December 31, 2007. In addition to the above, as a result of our acquisition of Westwind in January 2008, we have identified the following critical accounting policies.
Business Combinations
     In accordance with business combination accounting under Statement of Financial Accounting Standards No. 141, Business Combinations, we allocate the purchase price of acquired businesses to the tangible and intangible assets acquired and liabilities assumed based on estimated fair values. Such allocations require management to make significant estimates and assumptions, especially with respect to intangible assets acquired.
     Management’s estimates of fair value are based upon assumptions believed to be reasonable. These estimates are based on information obtained from management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain of the intangible assets include, but are not limited to, (i) future expected cash flows from acquired businesses and (ii) the acquired company’s brand and market position.

     Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.
Goodwill
     In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), we are required to evaluate goodwill to determine whether it is impaired. Accordingly, we will test the value of our goodwill for impairment at least annually and, under certain circumstances, we may be required to recognize an impairment charge. The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.
     While we believe our estimates and judgments about future cash flows are reasonable, future impairment charges may be required if the expected cash flow estimates, as projected, do not occur or if events change requiring us to revise our estimates, and thereby result in non-cash charges to our earnings in the period in which we make the adjustment.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our business and financing activities directly expose us to various types of risks, including (i) market risk relating to, among other things, the changes in the market value of equity or debt instruments and (ii) interest rate risk relating to the effect of changes in interest rates and the yield curve on the value of debt instruments that we hold and our payment obligations in respect of notes that we have issued. We are also exposed to other risks in the conduct of our business such as credit risk and the effects of inflation. Our exposure to these risks could be material to our consolidated financial statements. Set forth below is a discussion of some of these risks together with quantitative information regarding the aggregate amount and value of financial instruments that we hold or in which we maintain a position or that we have issued and that remain outstanding, in each case, as of March 31, 2008 and December 31, 2007. Due to the nature of our business, in particular our trading business, the amount or value of financial instruments that we hold or maintain a position in will fluctuate on a daily and intra-day basis and the year-end values and amounts presented below are not necessarily indicative of the exposures to market risk, interest rate risk and other risks we may experience at various times throughout any given year.
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
     The following tables categorize our market risk sensitive financial instruments by type of security and, where applicable, by contractual maturity date.

     As of March 31, 2008 (in thousands):

									Carrying
									Value
	Maturity Date							Total	as of
	Remainder							Principal	March 31,
	of 2008	2009	2010	2011	2012	Thereafter		Amount	2008
Inventory positions
Convertible bonds — long	$6,306	$4,086	$3,000	$9,108	$25,306	$122,680		$170,486	$172,953
Warrants — long (1)	469	5,359	203	216	241	—		6,488	6,488
Equity securities — long									38,273

Total — long	6,775	9,445	3,203	9,324	25,547	122,680		176,974	217,714

Convertible bonds — short	—	—	2,705	—	5,000	14,266		21,971	23,301
U.S. Treasury securities — short	—	5,000	—	—	10,000	—		15,000	15,831
Equity securities — short									106,880

Total — short	—	5,000	2,705	—	15,000	14,266		36,971	146,012

Other investments
Auction rate securities	—	—	—	—	—	10,114	(2)	10,114	10,114
Municipal debt securities	1,016	—	—	—	—	—		1,016	1,016
Other									1,781

(1)	Maturity date is based on the warrant expiration date. However, we made an assumption of expiration date when none was available.

(2)	Represents contractual maturity date. Please refer to further discussion regarding auction rate securities included in the “Liquidity and Capital Resources” section above.
     As of December 31, 2007 (in thousands):

										Carrying
										Value
	Maturity Date								Total	as of
									Principal	December 31,
	2008		2009	2010	2011	2012	Thereafter		Amount	2007
Inventory positions
Convertible bonds — long	$9,305		$4,063	$1,005	$5,348	$21,949	$120,050		$161,720	$189,483
Equity securities — long										30,957

Total — long	9,305		4,063	1,005	5,348	21,949	120,050		161,720	220,440

Convertible bonds — short	—		—	2,705	—	1,000	12,031		15,736	18,351
U.S. Treasury securities — short	—		5,000	—	—	10,000	—		15,000	15,330
Equity securities — short										130,252

Total — short	—		5,000	2,705	—	11,000	12,031		30,736	163,933

Other investments
Auction rate securities	37,600	(1)	—	—	—	—	8,550	(2)	46,150	46,150
Municipal debt securities	4,016		—	—	—	—	—		4,016	4,016
Other										1,018

(1)	Represents earlier of contractual maturity or repricing date, which we believe represents the market risk inherent in the underlying instrument. Please refer to further discussion regarding auction rate securities included in the “Liquidity and Capital Resources” section above.

(2)	Represents contractual maturity date. Please refer to further discussion regarding auction rate securities included in the “Liquidity and Capital Resources” section above.
     In connection with our asset management activities, we provide seed investment funds for new asset management products to be invested in long and short positions in publicly traded equities and related options and other derivative instruments. These seed investments are included in the tables presented above.

     In addition to the positions set forth in the table above, we maintain investments in private equity, venture capital and other investment funds we manage or have managed. These investments are carried at fair value in accordance with industry guidance and as of March 31, 2008 and December 31, 2007 the carrying amount of these investments was $55.8 million and $60.5 million, respectively.
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
     The tables below provide information about our financial instruments that are sensitive to changes in interest rates. For inventory positions, other investments and notes payable the table presents principal cash flows with contractual maturity dates.

     As of March 31, 2008 (in thousands):

									Carrying
									Value
	Maturity Date							Total	as of
	Remainder							Principal	March 31,
	of 2008	2009	2010	2011	2012	Thereafter		Amount	2008
Inventory positions
Convertible bonds — long	$6,306	$4,086	$3,000	$9,108	$25,306	$122,680		$170,486	$172,953

Convertible bonds — short	—	—	2,705	—	5,000	14,266		21,971	23,301
U.S. Treasury securities — short	—	5,000	—	—	10,000	—		15,000	15,831

Total — short	—	5,000	2,705	—	15,000	14,266		36,971	39,132

Other investments
Auction rate securities (1)	—	—	—	—	—	10,114	(6)	10,114	10,114
Municipal debt securities (2)	1,016	—	—	—	—	—		1,016	1,016

Notes payable
Senior Note, floating mid-term AFR + 2.25% (3)	—	—	—	13,000	—	—		13,000	12,322
Senior Note, floating mid-term AFR + 2.25% (3)	—	—	—	10,000	—	—		10,000	9,479
Contingent Payment Senior Note, non interest bearing (4)	—	—	—	2,384	—	—		2,384	1,980
Secured Note, floating at LIBOR + 2.85% (5)	2,800	—	—	—	—	—		2,800	2,800

(1)	The weighted average interest rate was 4.56% at March 31, 2008.

(2)	The weighted average interest rate was 3.10% at March 31, 2008.

(3)	We have recorded the debt principal at a discount to reflect the below-market stated interest rate of these notes. We amortize the discount to interest expense so that the interest expense approximates our incremental borrowing rate. The weighted average interest rate was 5.32% at March 31, 2008.

(4)	The Contingent Payment Senior Note has a variable due date based upon distributions received from certain private equity funds. We have recorded the debt principal at a discount and amortize the discount to interest expense so that the interest expense on this non-interest bearing note approximates our incremental borrowing rate. The weighted average interest rate was 6.55% March 31, 2008.

(5)	The weighted average interest rate was 6.60% at March 31, 2008.

(6)	Represents contractual maturity date. Please refer to further discussion regarding auction rate securities included in the “Liquidity and Capital Resources” section above.

     As of December 31, 2007 (in thousands):

										Carrying
	Maturity Date								Total	Value as of
									Principal	December 31,
	2008		2009	2010	2011	2012	Thereafter		Amount	2007
Inventory positions
Convertible bonds — long	$9,305		$4,063	$1,005	$5,348	$21,949	$120,050		$161,720	$189,483

Convertible bonds — short	—		—	2,705	—	1,000	12,031		15,736	18,351
U.S. Treasury securities — short	—		5,000	—	—	10,000	—		15,000	15,330

Total — short	—		5,000	2,705	—	11,000	12,031		30,736	33,681

Other investments
Auction rate securities (1)	37,600	(6)	—	—	—	—	8,550	(7)	46,150	46,150
Municipal debt securities (2)	4,016		—	—	—	—	—		4,016	4,016

Notes payable
Senior Note, floating mid-term AFR + 2.25% (3)	—		—	—	13,000	—	—		13,000	12,267
Senior Note, floating mid-term AFR + 2.25% (3)	—		—	—	10,000	—	—		10,000	9,436
Contingent Payment Senior Note (4)	—		—	—	2,384	—	—		2,384	1,948
Secured Note, floating at LIBOR + 2.85% (5)	3,734		—	—	—	—	—		3,734	3,734

(1)	The weighted average interest rate was 5.42% at December 31, 2007.

(2)	The weighted average interest rate was 3.80% at December 31, 2007.

(3)	We have recorded the debt principal at a discount to reflect the below-market stated interest rate of these notes at inception. We amortize the discount to interest expense so that the interest expense approximates our incremental borrowing rate. The weighted average interest rate was 6.65% at December 31, 2007.

(4)	The Contingent Payment Senior Note has a variable due date based upon distributions received from certain private equity funds. We have recorded the debt principal at a discount and amortize the discount to interest expense so that the interest expense on this non-interest bearing note approximates our incremental borrowing rate. The weighted average interest rate was 15.64% at December 31, 2007.

(5)	The weighted average interest rate was 8.17% at December 31, 2007.

(6)	Represents earlier of contractual maturity or repricing date, which we believe represents the interest rate risk inherent in the underlying instrument. Please refer to further discussion regarding auction rate securities included in the “Liquidity and Capital Resources” section above.

(7)	Represents contractual maturity date. Please refer to further discussion regarding auction rate securities included in the “Liquidity and Capital Resources” section above.
Credit Risk
     Our broker-dealer subsidiaries place and execute customer orders. The orders are then settled by unrelated clearing organizations that maintain custody of customers’ securities and provide financing to customers. The majority of our transactions, and consequently the concentration of our credit exposure, is with our clearing brokers. The clearing brokers are also the primary source of our short-term financing (securities sold, but not yet purchased), which is collateralized by cash and securities owned by us and held by the clearing brokers. Our securities owned may be pledged by the clearing brokers. The amount receivable from/payable to the clearing brokers represents amounts receivable/payable in connection with the proprietary and customer trading activities. As of March 31, 2008 and December 31, 2007, our cash on deposit with the clearing brokers of $49.0 million and $135.9 million, respectively, was not collateralizing any liabilities to the clearing brokers. In addition to the clearing brokers, we are exposed to credit risk from other brokers, dealers and other financial institutions with which we transact business.
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

Effects of Inflation
     Due to the fact that our assets are generally liquid in nature, they are not significantly affected by inflation. However, the rate of inflation affects our expenses, such as employee compensation, office leasing costs and communications charges, which may not be readily recoverable in the price of services offered by us. To the extent inflation results in rising interest rates and has other adverse effects upon the securities markets, it may adversely affect our financial position and results of operations.
Item 4. Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.
     During the quarter ended March 31, 2008, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008.
     There were no changes in our internal control over financial reporting in the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     The following describes significant developments with respect to our litigation matters that occurred in the three months ended March 31, 2008, and through the filing date, and should be read in conjunction with our discussion set forth under Note 16 — Commitments, Guarantees and Contingencies in Part VI, Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2007.
•	In re Leadis Technology, Inc. Securities Litigation — We have been a defendant in a purported class action litigation brought in connection with Leadis Technology, Inc.’s initial public offering in June 2004 where we served as a co-manager for Leadis. The consolidated complaint, filed in the United States District Court for the Northern District of California on August 8, 2005, alleged violations of Federal securities laws against Leadis and certain of its directors and officers as well as the company’s underwriters, including us, based on alleged misstatements and omissions in the registration statement. On March 1, 2006 the complaint against us in this matter was dismissed by the court with prejudice. Subsequently, on March 28, 2006, the plaintiffs in this matter appealed the dismissal to the United States Court of Appeals for the Ninth Circuit and on February 21, 2008 the Appeals Court granted the appeal. We believe we have meritorious defenses to these actions and intend to vigorously defend such actions as they apply to us.

•	In re Merix Securities Litigation — Plaintiff’s Appeal Granted — We have been a defendant in a purported class action suit brought in connection with an offering in January 2004 involving Merix Corporation in which we served as co-lead manager for Merix. On September 15, 2005, the United States District Court for the District of Oregon entered an order dismissing all claims against the underwriter defendants, including us, and the Merix defendants. A portion of the claim under Section 12(a)(2) of the Securities Exchange Act of 1934 was dismissed with prejudice, and the remainder of that claim and the Section 11 claim were dismissed with leave to re-file. Plaintiffs subsequently filed an amended complaint and on September 28, 2006 the Court dismissed the remaining claims with prejudice. Following the September 28, 2006 dismissal, plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit and on February 21, 2008 the Appeals Court granted the appeal. We believe we have meritorious defenses to these actions and intend to vigorously defend such actions as they apply to us.

•	In re Friedman’s Inc. Securities Litigation — In September 2003, we acted as lead manager on a follow-on offering of common stock of Friedman’s Inc. Subsequent to that offering a class action suit was filed against Friedman’s and its directors, senior officers and outside accountants as well as Friedman’s underwriters, including us, in the United States District Court for the Northern District of Georgia, alleging that the registration statement for the offering and a previous registration statement dated February 2, 2002 were fraudulent and materially misleading. During the three months ended March 31, 2008, the plaintiffs’ claims were settled. Our portion of the settlement amount was not material to our condensed consolidated statements of financial condition, operations and cash flows.

Item 1A. Risk Factors
     The following discussion supplements the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.
An impairment in the carrying value of goodwill could negatively effect our consolidated statements of financial position, results of operations and cash flows.
     Under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, we are required to evaluate goodwill to determine whether it is impaired under the guidelines of the standard. Accordingly, we will test the value of our goodwill for impairment at least annually and, under certain circumstances, we may be required to recognize an impairment charge. While we believe our estimates and judgments about future cash flows are reasonable, future impairment charges may be required if the expected cash flow estimates, as projected, do not occur or if events change requiring us to revise our estimates, and thereby result in non-cash charges to our earnings in the period in which we make the adjustment.
     As of March 31, 2008, we had $95.8 million of goodwill related to our acquisition of Westwind. While we currently believe that the fair value of goodwill approximates its carrying value, materially different assumptions regarding future performance of our businesses could result in significant impairment losses in the future.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Common Stock during the Three Months Ended March 31, 2008
     During the three months ended March 31, 2008, we repurchased the following shares of our common stock from the open market:

		Average Purchase
Month	Number of Shares	Price per Share	Total Cost(1)
January	—	—	$—
February	—	—	—
March	62,600	$6.59	412,534

Total	62,600	$6.59	$412,534

(1)	Total cost does not include commissions paid to third-party brokers to execute these purchases.
     These repurchases were funded through cash and cash equivalents. The shares were classified as treasury stock upon repurchase and we intend to use these shares to settle obligations to deliver common stock in the future to employees who have received Restricted Stock Units under our Equity Incentive Plan.
Subsequent Repurchases of Common Stock
     During the period beginning on April 1, 2008 and ending on May 8, 2008, we repurchased an additional 1,062,055 shares of our common stock from the open market. The shares were classified as treasury stock upon repurchase and we intend to use these shares to settle obligations to deliver common stock in the future to employees who have received Restricted Stock Units under our Equity Incentive Plan.
     These repurchases, as well as the repurchases carried out during the three months ended March 31, 2008, were executed pursuant to an authorization by our Board of Directors to repurchase up to 2,000,000 shares of common stock for the purpose of settling obligations to deliver common stock in the future to employees who have received Restricted Stock Units under our Equity Incentive Plan. Additional repurchases pursuant to this authority may be carried out from time to time in the future. Furthermore, our Board of Directors may authorize additional repurchases for the purpose of settling obligations to deliver common stock in the future to employees who have received Restricted Stock Units under our Equity Incentive Plan.
Net Settlement of Restricted Stock Unit Awards
     During the three months ended March 31, 2008, 82,043 shares of common stock that were otherwise scheduled to be delivered to employees in respect of vesting Restricted Stock Units were withheld from delivery (under the terms of grants under the Equity Incentive Plan) to offset tax withholding obligations of the employee recipients that occur upon the vesting of Restricted Stock Units. In lieu of delivering these shares to the employee recipients, we satisfied a portion of their tax withholding obligations with cash in an amount equivalent to the value of such shares on the scheduled delivery date.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     Not applicable.
Item 6. Exhibits
     Refer to the Exhibit Index for a list of the exhibits being filed or furnished with or incorporated by reference into this Quarterly Report on Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOMAS WEISEL PARTNERS GROUP, INC.
Date: May 9, 2008	By:	/s/ Thomas W. Weisel
		Name:	Thomas W. Weisel
		Title:	Chairman and Chief Executive Officer

Date: May 9, 2008	By:	/s/ Shaugn S. Stanley
		Name:	Shaugn S. Stanley
		Title:	Chief Financial Officer

S-1

EXHIBIT INDEX

		Incorporated by Reference
Exhibit			File	Date of	Exhibit	Filed
Number	Exhibit Description	Form	Number	First Filing	Number	Herewith

2.1	Plan of Reorganization and Merger Agreement, dated as of October 14, 2005, by and among Thomas Weisel Partners Group LLC, Thomas Weisel Partners Group, Inc. and TWPG Merger Sub LLC	S-1/A	333-129108	12/13/2005	2.1

2.2	Agreement and Plan of Merger between Thomas Weisel Partners Group, Inc. and Thomas Weisel Partners Group LLC	10-K	000-51730	3/29/2006	2.2

2.3	Arrangement Agreement dated as of September 30, 2007 by and among Thomas Weisel Partners Group, Inc., TWP Acquisition Company (Canada), Inc., Westwind Capital Corporation, and Lionel Conacher, as Shareholders’ Representative	8-K	000-51730	10/1/2007	2.1

3.1	Certificate of Incorporation	S-1	333-129108	10/19/2005	3.1

3.2	By-Laws	S-1	333-129108	10/19/2005	3.2

3.3	Certificate of Designations, Preferences and Rights of the Special Voting Preferred Stock of Thomas Weisel Partners Group, Inc.	8-K	000-51730	1/1/2008	3.3

4.1	Form of Common Stock Certificate	10-K	000-51730	3/29/2006	4.1

4.2	Registration Rights Agreement	10-K	000-51730	3/29/2006	4.2

4.3	Warrant	10-K	000-51730	3/29/2006	4.3

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	—	—	—	—	X

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	—	—	—	—	X

32.1	Section 1350 Certification of Chief Executive Officer	—	—	—	—	X

32.2	Section 1350 Certification of Chief Financial Officer	—	—	—	—	X
E-1