Form 10-Q
period 2008-06-30
Thomas Weisel Partners Group, Inc.
filed 2008-08-08
CIK 1340354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,“ “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
     As of August 5, 2008 there were 30,970,404 shares of the registrant’s common stock outstanding, including 6,639,478 exchangeable shares of TWP Acquisition Company (Canada), Inc., a wholly-owned subsidiary of the registrant. Each exchangeable share is exchangeable at any time into a share of common stock of the registrant, entitles the holder to dividend and other rights substantially economically equivalent to those of a share of common stock, and, through a voting trust, entitles the holder to a vote on matters presented to common shareholders.

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
     Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We are under no duty to update any of these forward-looking statements after the date of this filing to conform our prior forward-looking statements to actual results or revised expectations, except as required by Federal securities law.
     Forward-looking statements include, but are not limited to, the following:
•	Our statements in Part I, Item 1 — “Unaudited Condensed Consolidated Financial Statements” and in Part I, Item 3 — “Quantitative and Qualitative Disclosures About Market Risk” regarding the carrying value, fair value, applied discount and expected maturity date of our Contingent Payment Senior Note, because they are based on estimates regarding the term of repayment of such note, which estimates, in turn, are based on projected distribution events.

•	Our statement in Part I, Item 1 — “Unaudited Condensed Consolidated Financial Statements” and in Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that, with respect to an aggregate of $23.4 million of remaining commitments we have made to unaffiliated funds, we currently anticipate transferring these commitments to funds sponsored by us.

•	Our statement in Part I, Item 1 — “Unaudited Condensed Consolidated Financial Statements” that as of June 30, 2008 there was $33.9 million of total unrecognized compensation expense related to non-vested restricted stock unit awards that is expected to be recognized over a weighted-average period of 3.0 years, and our statement in Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that as of June 30, 2008, there was (i) $4.1 million of unrecognized compensation expense related to non-vested restricted stock unit awards made in connection with our initial public offering and that this cost is expected to be recognized over a weighted-average period of 0.6 years, and (ii) $29.8 million of unrecognized compensation expense related to non-vested restricted stock unit awards made subsequent to our initial public offering and that this cost is expected to be recognized over a weighted-average period of 3.3 years, in each case because these statements depend on estimates of employee attrition in the future.

•	Our statements in Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that -
o	one of our strategies is to expand our trading in Canadian securities as our energy and mining analysts begin to make a greater impact on our U.S. and European accounts, and we currently plan to hire U.S. based energy bankers and analysts to capitalize on our capabilities in these sectors;

o	in the second half of 2008 we plan to complete an internal reorganization of our broker-dealer subsidiaries (including the three broker-dealer subsidiaries acquired in the Westwind transaction) to eliminate redundancies and unnecessary expense;

o	we currently plan to continue to selectively upgrade our talent pool, particularly in revenue generating areas;

o	we may carry out repurchases of our common stock from time to time in the future and our Board of Directors may authorize additional repurchases in the future, in each case for the purpose of settling obligations to deliver common stock to employees who have received Restricted Stock Units under our Equity Incentive Plan;

o	we expect the electronic trading program to increase our market share of the expanding volume of shares traded by institutional clients through alternative trading platforms; and

o	we believe that our current level of equity capital, current cash balances, funds anticipated to be provided by operating activities and funds available to be drawn under temporary loan agreements, will be adequate to meet our liquidity and regulatory capital requirements for the next 12 months.

-iii-

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$127,499	$157,003
Restricted cash	6,718	6,718
Securities owned	99,064	220,440
Receivable from clearing brokers	11,522	—
Corporate finance and syndicate receivables—net of allowance for doubtful accounts of $691 and $725, respectively	8,762	18,609
Investments in partnerships and other securities	54,171	60,502
Other investments	11,500	51,184
Property and equipment—net of accumulated depreciation and amortization of $99,068 and $93,389, respectively	21,435	21,317
Receivables from related parties—net of allowance for doubtful loans of $1,880 and $1,849, respectively	3,083	3,190
Goodwill	96,630	—
Other intangible assets—net of accumulated amortization of $7,731 and zero, respectively	36,595	—
Deferred tax asset	28,703	21,093
Other assets	31,916	26,624

Total assets	$537,598	$586,680

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Securities sold, but not yet purchased	$67,889	$163,933
Payable to clearing brokers	11,039	4,778
Accrued compensation	22,252	56,863
Accrued expenses and other liabilities	48,093	60,094
Notes payable	23,089	27,385
Deferred tax liability	14,981	—

Total liabilities	187,343	313,053

Commitments and contingencies (Refer to Note 14 to the unaudited condensed consolidated financial statements)	—	—

Shareholders’ equity:
Exchangeable common stock—par value $0.01 per share, 6,639,478 and zero shares authorized, issued and outstanding, respectively	66	—
Common stock—par value $0.01 per share, 100,000,000 shares authorized, 25,784,627 and 25,235,470 shares issued, respectively	258	252
Additional paid-in capital	473,440	358,720
Accumulated deficit	(113,120)	(85,188)
Accumulated other comprehensive loss—net of tax benefits	(2,961)	(157)
Treasury stock—at cost, 1,135,776 and zero shares, respectively	(7,428)	—

Total shareholders’ equity	350,255	273,627

Total liabilities and shareholders’ equity	$537,598	$586,680

See accompanying notes to unaudited condensed consolidated financial statements.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Investment banking	$22,939	$29,605	$34,435	$68,897
Brokerage	34,860	26,226	70,994	55,082
Asset management	1,865	14,282	2,214	19,997
Interest income	1,848	4,539	4,873	8,887
Other revenue	—	—	—	920

Total revenues	61,512	74,652	112,516	153,783
Interest expense	(1,498)	(2,913)	(3,578)	(5,355)

Net revenues	60,014	71,739	108,938	148,428

Expenses excluding interest:
Compensation and benefits	41,788	37,395	82,177	81,385
Brokerage execution, clearance and account administration	6,394	4,970	12,872	9,683
Communications and data processing	5,735	4,441	11,599	9,152
Depreciation and amortization of property and equipment	1,933	1,521	3,820	3,245
Amortization of other intangible assets	4,371	—	7,731	—
Marketing and promotion	3,775	3,042	7,822	6,655
Occupancy and equipment	5,274	4,650	10,661	8,701
Other expense	7,630	5,291	15,594	10,296

Total expenses excluding interest	76,900	61,310	152,276	129,117

Income (loss) before taxes	(16,886)	10,429	(43,338)	19,311
Provision for taxes (tax benefit)	(6,759)	3,827	(15,406)	7,308

Net income (loss)	$(10,127)	$6,602	$(27,932)	$12,003

Earnings (loss) per share:
Basic earnings (loss) per share	$(0.31)	$0.25	$(0.85)	$0.46
Diluted earnings (loss) per share	$(0.31)	$0.25	$(0.85)	$0.45

Weighted average shares used in computation of per share data:
Basic weighted average shares outstanding	32,519	26,286	32,754	26,184
Diluted weighted average shares outstanding	32,519	26,697	32,754	26,624
See accompanying notes to unaudited condensed consolidated financial statements.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2008	2007
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(27,932)	$12,003
Non-cash items included in net income (loss):
Depreciation and amortization of property and equipment	3,820	3,245
Amortization of other intangible assets	7,731	—
Share-based compensation expense	8,034	5,871
Deferred tax benefit	(7,610)	51
Provision (credit) for doubtful corporate finance and syndicate receivable accounts	(34)	420
Provision (credit) for facility lease loss	—	(208)
Deferred rent expense	(346)	(316)
Unrealized and realized loss (gain) on investments in partnerships and other securities and other investments—net	2,031	(11,386)
Unrealized loss on warrants—net	2,964	—
Interest amortization on notes payable	429	465
Other	—	106
Net effect of changes in operating assets and liabilities—net of effects from acquisition:
Securities owned and securities sold, but not yet purchased—net	30,927	(1,221)
Corporate finance and syndicate receivables—net	13,810	(4,904)
Distributions from investment partnerships	4,792	4,009
Other assets	(6,050)	(972)
Receivable from/payable to clearing brokers—net	1,581	(42,680)
Accrued expenses and other liabilities	(29,685)	643
Accrued compensation	(47,732)	(3,768)

Net cash used in operating activities	(43,270)	(38,642)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,271)	(1,182)
Sale of property and equipment	138	—
Acquisition—net of cash received	(8,109)	—
Partnership investments purchased	(2,411)	(974)
Purchases of other investments	(3,292)	(58,249)
Proceeds from sale of other investments	43,446	52,325

Net cash provided by (used in) investing activities	27,501	(8,080)

CASH FLOW FROM FINANCING ACTIVITIES:
Addition of capital lease obligation	145	—
Repayment of capital lease obligation	(18)	(33)
Addition of notes payable	—	25,000
Repayment of notes payable	(4,707)	(28,291)
Cash paid for net settlement of equity awards	(834)	—
Share repurchases	(7,428)	(941)

Net cash used in financing activities	(12,842)	(4,265)

Effect of exchange rate changes on cash and cash equivalents	(893)	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(29,504)	(50,987)
CASH AND CASH EQUIVALENTS—Beginning of period	157,003	144,085

CASH AND CASH EQUIVALENTS—End of period	$127,499	$93,098

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$3,016	$4,689

Cash paid for taxes	$5,327	$7,149

Non-cash operating activities:
Warrants received as partial payment for investment banking services	$691	$—
Non-cash investing activities:
Issuance of common shares and exchangeable common shares for acquisition of Westwind	$107,604	$—
See accompanying notes to unaudited condensed consolidated financial statements.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
Organization
     Thomas Weisel Partners Group, Inc., a Delaware corporation, together with its subsidiaries (collectively, the “Company”), is an investment banking firm headquartered in San Francisco. The Company operates on an integrated basis and is managed as a single operating segment providing investment services that include investment banking, brokerage, research and asset management.
     The Company conducts its investment banking, brokerage and research business through the following subsidiaries:
•	Thomas Weisel Partners LLC (“TWP”) — TWP is a registered broker-dealer under the Securities Exchange Act of 1934, is a member of the New York Stock Exchange, Inc. (“NYSE”), American Stock Exchange and the Financial Industry Regulatory Authority (“FINRA”) and is also a registered introducing broker under the Commodity Exchange Act and a member of the National Futures Association. TWP introduces on a fully disclosed basis its proprietary and customer securities transactions to other broker-dealers for clearance and settlement. TWP conducts certain of its activities through affiliates and branch offices in Canada and the United Kingdom (“U.K.”) and through a representative office in Switzerland.

•	Thomas Weisel Partners Canada Inc. (“TWPC”) — TWPC is an investment dealer registered in the Canadian provinces of Ontario, Quebec, Alberta, British Columbia, Saskatchewan, Manitoba and Nova Scotia and is a member of the Investment Industry Regulatory Organization of Canada. TWPC introduces on a fully disclosed basis its proprietary and customer securities transactions to another broker-dealer for clearance and settlement.

•	Thomas Weisel International Private Limited (“TWIPL”) and Thomas Weisel Partners (UK) Limited (“TWP UK”) — TWIPL and TWP UK are U.K. securities firms authorized by the Financial Services Authority in the United Kingdom.

•	Thomas Weisel Partners (USA), Inc. (“TWP USA”) — TWP USA is a U.S. broker-dealer and is registered with the Securities and Exchange Commission and FINRA. Under an operating agreement it has with TWPC, TWP USA introduces on a fully disclosed basis its proprietary and customer securities transactions to another broker-dealer for clearance and settlement.
     TWPC, TWP UK and TWP USA were acquired by the Company in January 2008 as a result of its acquisition of Westwind Capital Corporation (refer to Note 2 — Acquisition).
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
     The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates, and such differences could be material to the condensed consolidated financial statements.
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
     The purchase price was allocated between the business acquisition and the non-compete agreements executed with Westwind’s employee shareholders on a fair value basis. Total consideration was approximately $156 million, which consisted of $45 million in cash, 7,009,112 shares of the Company’s common stock valued at $15.35 per share (based on the average closing price over a five day period starting two days prior to the acquisition announcement date of October 1, 2007 and ending two days after the announcement date) and direct acquisition costs of $2.9 million consisting primarily of legal, accounting and advisory fees. Common stock issued includes 6,639,478 exchangeable shares, which are shares issued by a Canadian subsidiary of the Company and are exchangeable for shares of the Company’s common stock.
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
     The following sets forth the Company’s preliminary allocation of the purchase price consideration (in thousands):

Cash	$36,891
Securities owned	9,953
Goodwill	98,291
Other intangible assets	21,000
Other tangible liabilities assumed-net	(19,398)
Deferred tax liabilities on acquired identifiable intangible assets	(7,106)

Total purchase price allocation for the business acquisition	139,631
Non-compete agreements	24,033
Deferred tax liability on acquired non-compete agreements	(8,133)

Total consideration	$155,531

     Under business combination accounting, the total purchase price was allocated to Westwind’s net tangible and identifiable intangible assets based on their estimated fair values as of January 2, 2008. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. In addition to the acquisition of the business, the Company also entered into non-compete agreements with a majority of the Westwind employee shareholders who became employees of the Company subsequent to the acquisition. These non-compete agreements generally apply for a period of 1 to 3 years following the employee’s departure from the Company (if that departure occurs within the first three years following the Company’s acquisition of Westwind) and include a liquidated damages provision that would require employees who breach the non-compete agreement to pay the Company an amount equal to 50% of the consideration received for their shares in Westwind.
     The allocation of the purchase price is preliminary and estimates and assumptions are subject to change. The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of intangible assets, goodwill, deferred tax liabilities and non-publicly traded securities, as well as direct acquisition costs and certain legal matters.
     The goodwill balance recorded as of the acquisition date of $98.3 million is not deductible for tax purposes and is a result of the premium paid to acquire a full service investment bank with seasoned banking and institutional personnel primarily focused on the energy and mining sectors of the economy. Acquiring Westwind provides the Company access to growth verticals, energy and mining, and a greater international presence. The difference between the goodwill balance recorded on the acquisition date and the amount presented within the condensed consolidated statements of financial condition is due to a currency translation adjustment of $1.7 million.
     In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, the Company is required to annually evaluate goodwill to determine whether it is impaired. Goodwill is also required to be tested between annual impairment tests if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. The Company selected the fourth quarter to perform its annual goodwill impairment testing.
     The following sets forth the other intangible assets recorded as a result of the Westwind acquisition (dollar amounts in thousands):

			Net Book
	Fair Value	Accumulated	Value
	January 2,	Amortization	June 30,
	2008	June 30, 2008	2008	Useful Life
Customer relationships	$18,400	$2,405	$15,995	7.5 years
Non-compete agreements	24,033	4,006	20,027	3.0 years
Investment banking backlog	2,600	1,320	1,280	1.0 years

Total other intangible assets	$45,033	$7,731	$37,302

     The difference between the net book value of the other intangible assets presented above and the amount presented within the consolidated statements of financial condition is due to a currency translation adjustment of $0.7 million.
     In performing the purchase price allocation, the Company considered, among other factors, its intention for future use of the acquired assets, analyses of historical financial performance and estimates of future performance of Westwind’s operations. The fair value of other intangible assets was based on the income approach.
     The following sets forth the amortization of the other intangible assets based on accelerated and straight-line methods of amortization over the respective useful lives as of June 30, 2008 (in thousands):

Remainder of 2008	$7,666
2009	11,732
2010	10,889
2011	2,200
2012	1,720
Thereafter	3,095

Total amortization	$37,302

Unaudited Pro Forma Financial Information
     The following unaudited pro forma financial information for the three and six months ended June 30, 2007 give effect to the Company’s acquisition of Westwind as if the acquisition had occurred as of January 1, 2007. The unaudited pro forma financial information is based on historical financial statements of the Company and Westwind.
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

     The following sets forth the unaudited pro forma financial information for the three and six months ended June 30, 2007 (in thousands, except per share data):

	Three Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2007
Pro forma net revenues	$97,254	$190,271
Pro forma income before taxes	$13,360	$20,079
Pro forma net income	$8,319	$12,206

Pro forma earnings per share:
Pro forma basic earnings per share	$0.25	$0.37
Pro forma diluted earnings per share	$0.25	$0.36

Pro forma weighted average shares used in the computation of per share data:
Pro forma basic weighted average shares outstanding	33,295	33,193
Pro forma diluted weighted average shares outstanding	33,706	33,633
NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS
     Statement of Financial Accounting Standards No. 157 — “Fair Value Measurements” (“SFAS No. 157”). In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The primary focus of SFAS No. 157 is to increase consistency and comparability in fair value measurements, as well as provide better information about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements and the effect fair value measurements have on earnings for the period, if any. The Company adopted SFAS No. 157 as of January 1, 2008. Adoption of SFAS No. 157 did not have a material impact on the Company’s condensed consolidated statements of financial condition, operations and cash flows. Under provisions set forth in FSP 157-2, Effective Date of FASB Statement No. 157, the Company has elected to defer adoption of SFAS No. 157 until January 1, 2009 for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis, for which, the Company does not expect the adoption of SFAS No. 157 to have a material impact on its condensed consolidated statements of financial condition, results of operations or cash flows in future periods.
     The Company’s financial assets and liabilities measured and reported at fair value are classified and disclosed in one of the following categories:
•	Level 1 — Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level 1 include listed equities. As required by SFAS No. 157, the Company does not adjust the quoted price for these investments, even in situations where it holds a large position and a sale could reasonably be expected to affect the quoted price.

•	Level 2 — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Investments which are generally included in this category are convertible bonds and other debt securities.

•	Level 3 — Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Investments that are included in this category generally are general partnership interests in private investment funds, warrants and convertible bonds that cannot be publicly offered or sold unless registration has been affected under the Securities Act of 1933.
     In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the financial asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and it considers factors specific to the financial asset or liability.
     The Company has valued its investments, in the absence of observable market prices, using the valuation methodologies described above applied on a consistent basis. Where little market activity exists for a financial asset or liability, management’s determination of fair value is based on the best information available in the circumstances and may incorporate management’s own assumptions and involves a significant degree of management’s judgment.
     Investments for which market prices are not observable include private investments in the equity of operating companies or investments in funds managed by others. Fair values of private investments are determined by reference to public market or private transactions or valuations for comparable companies or assets in the relevant asset class when such amounts are available. Generally these valuations are derived by multiplying a key performance metric of the investee company or asset by the relevant valuation multiple observed for comparable companies or transactions, adjusted by management for differences between the investment and the referenced comparable. Private investments may also be valued at cost for a period of time after an acquisition as the best indicator of fair value.
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
     Statement of Financial Accounting Standards No. 161 — “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133” (“SFAS No. 161”). In March 2008, the FASB issued SFAS No. 161, which enhances disclosures about an entity’s derivative instruments and hedging activities and thereby improves the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. Early adoption of SFAS No. 161 is encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company plans to adopt SFAS No. 161 on January 1, 2009 and adoption is not expected to have an impact on the Company’s condensed consolidated statements of financial condition, operations and cash flows.
     Statement of Financial Accounting Standards No. 162 — “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). In May 2008, the FASB issued SFAS No. 162, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411 - The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. As adoption of SFAS No. 162 is not expected to result in a change in current practice, the Company’s adoption of SFAS No. 162 will not have an impact on its condensed consolidated statements of financial condition, operations and cash flows.

NOTE 4 — SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED
     Securities owned and securities sold, but not yet purchased were as follows (in thousands):

	June 30, 2008		December 31, 2007
		Sold, But		Sold, But
		Not Yet		Not Yet
	Owned	Purchased	Owned	Purchased
Equity securities	$35,407	$67,889	$30,957	$130,252
Convertible bonds	59,118	—	189,483	18,351
Warrants	4,539	—	—	—
U.S. Treasury securities	—	—	—	15,330

Total securities owned and securities sold, but not yet purchased	$99,064	$67,889	$220,440	$163,933

     At June 30, 2008 and December 31, 2007, securities sold, but not yet purchased were collateralized by securities owned that are held at the clearing brokers.
     Convertible bonds include certain securities that cannot be publicly offered or sold unless registration has been affected under the Securities Act of 1933. The estimated fair value of these securities included in the convertible bonds owned was $3.3 million and $15.9 million at June 30, 2008 and December 31, 2007, respectively.
     Warrants are received from time to time as partial payment for investment banking services. The warrants provide the Company with the right to purchase common shares in both public and private companies. All warrants were non-transferable as of June 30, 2008 and certain of them have restricted periods during which the warrant may not be exercised.
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
NOTE 6 — OTHER INVESTMENTS
     Other investments consist of investments with maturities greater than three months from the date of purchase and were recorded at fair value as follows (in thousands):

	June 30,	December 31,
	2008	2007
Auction rate securities	$10,114	$46,150
Municipal debt securities	—	4,016
Other	1,386	1,018

Total other investments	$11,500	$51,184

     The auction rate securities (“ARS”) are variable rate debt instruments, having long-term maturity dates (approximately 17 to 31 years), but whose interest rates are reset through an auction process, most commonly at intervals of 7, 28 and 35 days. The interest earned on these investments is exempt from Federal income tax. All of the Company’s auction rate securities are backed by pools of student loans and were rated AA or AAA/Aaa at June 30, 2008 and December 31, 2007.
     In January 2008, the Company sold a substantial portion of its auction rate securities holdings through the normal auction process and used the proceeds to fund its acquisition of Westwind. The net proceeds from sales during the six months ended June 30, 2008 were $35.8 million.
     During the six months ended June 30, 2008 liquidity issues in the global credit markets resulted in the failure of auctions for the Company’s ARS. The Company continues to receive interest when due on its ARS at a weighted-average Federal tax exempt interest rate of 2.8% as of June 30, 2008 and expects to continue to receive interest when due in the future. The principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers and the underwriters establish a different form of financing to replace these securities or final payments come due according to the contractual maturities. As a result of the auction failures, the Company evaluated the credit risk and compared the yields on its ARS to similarly rated municipal issues and determined that its ARS had a fair value decline of $0.2 million during the six months ended June 30, 2008.
NOTE 7 — RELATED PARTY TRANSACTIONS
     Receivables from related parties consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007
Co-Investment Fund loans to employees and former employees	$3,947	$3,973
Employee loans and other related party receivables	1,016	1,066
Less — Allowance for doubtful loans	(1,880)	(1,849)

Total receivables from related parties	$3,083	$3,190

Related Party Loans
     Employee Loans — The Company from time to time prior to its initial public offering made unsecured loans to its employees. These loans were not part of a Company program, but were made as a matter of course. The Company previously established a reserve for the face value of these loans. In June 2007, two employees entered into agreements with the Company that provide for repayment of their loans by December 31, 2008, if they have not already been repaid, from funds generated through repurchase by the Company of shares of the Company’s common stock held by the employees. As a result of these agreements, the Company reversed a previously established reserve of $0.8 million in June 2007.
Other Related Party Transactions
     The Company provides personal office services to Mr. Weisel, its Chairman and Chief Executive Officer. In accordance with an agreement he has with the Company, Mr. Weisel reimburses the Company for out-of-pocket expenses the Company incurs for these services. Amounts incurred by the Company for these services for the three months ended June 30, 2008 and 2007 were approximately $73,000 and $71,000, respectively. Amounts incurred for the six months ended June 30, 2008 and 2007 were approximately $191,000 and $162,000, respectively. The receivable from Mr. Weisel at June 30, 2008 and December 31, 2007 was approximately $73,000 and $160,000, respectively.
     In addition, Mr. Weisel and certain other employees of the Company from time to time use an airplane owned by Ross Investments Inc. (“Ross”), an entity wholly-owned by Mr. Weisel, for business travel. The Company and Ross have adopted a time-sharing agreement in accordance with Federal Aviation Regulation 91.501 to govern the Company’s use of the Ross aircraft, pursuant to which the Company reimburses Ross for the travel expenses in an amount generally comparable to the expenses the Company would have incurred for business travel on commercial airlines for similar trips. For the three months ended June 30, 2008 and 2007, the Company paid approximately $26,000 and $37,000, respectively, to Ross on account of such expenses. For the six months ended June 30, 2008 and 2007, the Company paid approximately $32,000 and $74,000, respectively, to Ross on account of such expenses. These amounts are included in marketing and promotion expense within the condensed consolidated statements of operations. As of June 30, 2008 and December 31, 2007, the Company did not have any amounts payable to Ross.

NOTE 8 — NOTES PAYABLE
     Notes payable consisted of the following (in thousands):

	June 30, 2008		December 31, 2007
	Principal	Carrying	Principal	Carrying
	Amount	Amount	Amount	Amount
Senior Note, floating mid-term AFR (4) + 2.25% (1)	$13,000	$12,378	$13,000	$12,267
Senior Note, floating mid-term AFR (4) + 2.25% (1)	10,000	9,521	10,000	9,436
Contingent Payment Senior Note, non interest bearing (2)	1,410	1,190	2,384	1,948
Secured Note, floating at LIBOR + 2.85% (3)	—	—	3,734	3,734

Total notes payable	$24,410	$23,089	$29,118	$27,385

(1)	The Company has recorded the debt principal at a discount to reflect the below-market stated interest rate of these notes at inception. The Company amortizes the discount to interest expense so that the interest expense approximates the Company’s incremental borrowing rate. The effective interest rates at June 30, 2008 and December 31, 2007 were 5.11% and 6.65%, respectively.

(2)	The Contingent Payment Senior Note has a variable due date based upon distributions received from certain private equity funds. The Company has recorded the debt principal at a discount and amortizes the discount to interest expense so that the interest expense on this non-interest bearing note approximates the Company’s incremental borrowing rate. During the six months ended June 30, 2008, the Company received $1.0 million in distributions that were used to repay principal on this note. During the six months ended June 30, 2007, the Company received $1.4 million in distributions that were used to repay principal on this note. The effective interest rates at June 30, 2008 and December 31, 2007 were 6.57% and 6.98%, respectively.

(3)	The note was paid in full during the three months ended June 30, 2008.

(4)	Applicable Federal Rate.
     As of June 30, 2008 and December 31, 2007, the fair value for each of the notes payable presented above approximates the carrying value as of June 30, 2008 and December 31, 2007, respectively.
     In April 2008, TWP entered into a $25.0 million revolving note and subordinated loan agreement. This facility has not been drawn on since it was entered into.
     The weighted-average interest rate for notes payable was 5.32% and 7.79% at June 30, 2008 and December 31, 2007, respectively.
     The principal balances for the notes payable as of June 30, 2008 are due in 2011.
Covenants
     The Senior Notes and Contingent Payment Senior Note include financial covenants including restrictions on additional indebtedness and requirements that the notes are repaid should the Company enter into a transaction to liquidate or dispose of all or substantially all of its property, business or assets. The Company was in compliance with all covenants at June 30, 2008.
NOTE 9 — FINANCIAL INSTRUMENTS
     The following is a summary of the fair value of the major categories of financial instruments held by the Company (in thousands):

	June 30,	December 31,
	2008	2007
Assets
Securities owned	$99,064	$220,440
Investments in partnerships and other securities	54,171	60,502
Other investments	11,500	51,184

Total assets	$164,735	$332,126

Liabilities
Securities sold, but not yet purchased	$67,889	$163,933

Total liabilities	$67,889	$163,933

     The following is a summary of the Company’s financial assets and liabilities as of June 30, 2008 that are accounted for at fair value on a recurring basis by level in accordance with the fair value hierarchy described in Note 3 — Recent Accounting Pronouncements (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Securities owned
Equity securities	$26,803	$8,604	$—	$35,407
Convertible bonds	—	55,788	3,330	59,118
Warrants	—	—	4,539	4,539
Investments in partnerships and other securities	—	—	54,171	54,171
Other investments
Auction rate securities	—	—	10,114	10,114
Other	—	—	1,386	1,386

Total assets	$26,803	$64,392	$73,540	$164,735

Liabilities
Securities sold, but not yet purchased
Equity securities	$67,889	$—	$—	$67,889

Total liabilities	$67,889	$—	$—	$67,889

     The following is a summary of changes in fair value of the Company’s financial assets that have been classified as Level 3 for the three months ended June 30, 2008 (in thousands):

				Investments in
				Partnerships	Auction
	Convertible			and Other	Rate
	Bonds Owned	Warrants		Securities	Securities	Other	Total
Balance-March 31, 2008	$13,246	$6,488		$55,783	$10,114	$1,456	$87,087
Realized and unrealized gains (losses)	(795)	(2,482)		1,016	—	2	(2,259)
Purchases and sales-net	(9,121)	481	(1)	(2,628)	—	(72)	(11,340)
Cumulative translation adjustment	—	52		—	—	—	52
Net transfers in (out)	—	—		—	—	—	—

Balance-June 30, 2008	$3,330	$4,539		$54,171	$10,114	$1,386	$73,540

(1)	Warrants are received from time to time as partial payment for investment banking services. During the three months ended June 30, 2008, the Company exercised $0.1 million of warrants.
     The following is a summary of changes in fair value of the Company’s financial assets that have been classified as Level 3 for the six months ended June 30, 2008 (in thousands):

			Investments in
			Partnerships	Auction
	Convertible		and Other	Rate
	Bonds Owned	Warrants	Securities	Securities	Other	Total
Balance-December 31, 2007	$15,941	$—	$60,502	$—	$1,018	$77,461
Realized and unrealized losses	(1,888)	(2,964)	(3,949)	(236)	(33)	(9,070)
Purchases and sales-net	(3,666)	7,610 (1)	(2,382)	1,800	401	3,763
Cumulative translation adjustment	—	(107)	—	—	—	(107)
Net transfers in (out)	(7,057)	—	—	8,550	—	1,493

Balance-June 30, 2008	$3,330	$4,539	$54,171	$10,114	$1,386	$73,540

(1)	On January 2, 2008, the Company acquired $7.7 million of warrants as a result of the Westwind acquisition. Other warrants are received from time to time as partial payment for investment banking services. During the six months ended June 30, 2008, the Company exercised $0.8 million of warrants.

     During the three months ended March 31, 2008, ARS for which the auctions failed and where no secondary market has developed were moved to Level 3, as the assets were subject to valuation using unobservable inputs. These ARS continued to be classified in Level 3 throughout the three months ended June 30, 2008.
     The total net unrealized losses during the three and six months ended June 30, 2008 of $1.6 million and $7.1 million, respectively, relates to financial assets held by the Company as of June 30, 2008.
     Realized and unrealized gains and losses from other investments, investments in partnerships and other securities, and warrants are included in asset management revenues on the condensed consolidated statements of operations. Realized and unrealized gains and losses from securities owned and securities sold, but not yet purchased, except those related to warrants, are included in brokerage revenues on the condensed consolidated statements of operations.
NOTE 10 — EARNINGS (LOSS) PER SHARE
     The following table is a reconciliation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income (loss)	$(10,127)	$6,602	$(27,932)	$12,003
Basic weighted average shares outstanding	32,519	26,286	32,754	26,184
Effect of dilutive securities:
Weighted average restricted stock units	—	326	—	345
Weighted average stock options	—	—	—	1
Weighted average warrant	—	85	—	94

Diluted weighted average shares outstanding	32,519	26,697	32,754	26,624

Earnings (loss) per share:
Basic earnings (loss) per share	$(0.31)	$0.25	$(0.85)	$0.46
Diluted earnings (loss) per share	$(0.31)	$0.25	$(0.85)	$0.45
     Potential dilutive shares consist of the incremental common stock issuable for outstanding restricted stock units, stock options and a warrant (both vested and non-vested) using the treasury stock method. Potential dilutive shares are excluded from the computation of earnings (loss) per share if their effect is anti-dilutive. The anti-dilutive stock options totaled 85,216 and 32,831 for the three and six months ended June 30, 2008 and 2007, respectively. The anti-dilutive warrant totaled 486,486 shares for the three and six months ended June 30, 2008.
NOTE 11 — COMPREHENSIVE INCOME (LOSS)
     The following table is a reconciliation of net income (loss) reported in our condensed consolidated statements of operations to comprehensive income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income (loss)	$(10,127)	$6,602	$(27,932)	$12,003
Currency translation adjustment	1,070	93	(2,804)	95

Comprehensive income (loss)	$(9,057)	$6,695	$(30,736)	$12,098

NOTE 12 — SHARE-BASED COMPENSATION
     The Thomas Weisel Partners Group, Inc. Second Amended and Restated Equity Incentive Plan (the “Equity Incentive Plan”) provides for awards of non-qualified and incentive stock options, restricted stock and restricted stock units and other share-based awards to officers, directors, employees, consultants and advisors of the Company. At the Company’s Annual Meeting of Shareholders on May 19, 2008, the Company’s shareholders approved an amendment to the Equity Incentive Plan to, among other things, increase the maximum number of shares that may be issued thereunder by 5,000,000 shares. At June 30, 2008 the total number of shares issuable under the Equity Incentive Plan was 11,150,000 shares. Awards of stock options and restricted stock units reduce the number of shares available for future issuance. The number of shares available for future issuance under the Equity Incentive Plan at June 30, 2008 was approximately 6,422,000 shares.
     The Company accounts for share-based compensation at fair value, in accordance with provisions under SFAS No. 123(R), Share-Based Payment.

Stock Options
     The Equity Incentive Plan provides for the grant of non-qualified or incentive stock options (“options”) to officers, directors, employees, consultants and advisors for the purchase of newly issued shares of the Company’s common stock at a price determined by the Compensation Committee (the “Committee”) of the Board at the date the option is granted. Generally, options vest and are exercisable ratably over a three or four-year period from the date the option is granted (although, in accordance with the terms of the Company’s Equity Incentive Plan, options granted to non-employee directors as regular director’s compensation have no minimum vesting period) and expire within ten years from the date of grant. The exercise prices, as determined by the Committee, cannot be less than the fair market value of the shares on the grant date. These options provide for accelerated vesting upon a change in control, as determined by the Committee.
     The fair value of each option award is estimated on the date of grant using a Black-Scholes Merton option pricing model with the following weighted-average assumptions for the six months ended June 30, 2008 and 2007:

	Six Months Ended June 30,
	2008	2007
Expected volatility	54.60%	47.46%
Expected term (in years)	5.00	5.00
Risk-free interest rate	3.09%	4.71%
Dividend yield	—%	—%
Weighted-average grant date fair value	$3.00	$8.59
     The Company elected to calculate the expected term of the option awards using the “simplified method” as prescribed under Staff Accounting Bulletin No. 110. This election was made as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded.
     A summary of option activity under the Equity Incentive Plan for the six months ended June 30, 2008 is presented below:

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value
			(in years)	(in thousands)
Outstanding-December 31, 2007	85,216	$19.87	8.94	$—

Granted	183,333	6.00	10.00	—
Exercised	—	—	—	—
Cancelled	—	—	—	—
Expired	—	—	—	—

Outstanding-June 30, 2008	268,549	$10.40	9.43	$—

Exercisable-June 30, 2008	254,184	$9.70	9.52	$—
     As of June 30, 2008, there were 254,184 options vested. The Company has assumed that there will be no forfeitures of the non-vested options outstanding as of June 30, 2008 and therefore expects the total amount to vest over their remaining vesting period.
     As of June 30, 2008, the total unrecognized compensation expense related to non-vested options was approximately $0.1 million. This cost is expected to be recognized over a weighted-average period of 1.7 years.
     The Company will issue new shares of common stock upon exercise of stock options.
Restricted Stock Units
     A summary of non-vested restricted stock unit activity for the six months ended June 30, 2008 is presented below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested-December 31, 2007	2,341,570	$16.71
Issued	2,436,713	9.74
Vested	(688,135)	16.39
Cancelled	(845,369)	13.07

Non-vested-June 30, 2008	3,244,779	$12.49

     The fair value of the shares vested during the three and six months ended June 30, 2008 was $44,700 and $7.5 million, respectively. The fair value for the shares vested during the three and six months ended June 30, 3007 was $4,300 and $8.3 million, respectively.
     As of June 30, 2008, there was $33.9 million of total unrecognized compensation expense related to non-vested restricted stock unit awards. This cost is expected to be recognized over a weighted-average period of 3.0 years.
     The Company recorded $4.1 million and $8.0 million in non-cash compensation expense during the three and six months ended June 30, 2008, respectively, with respect to grants of restricted stock units. The Company recorded $3.2 million and $5.9 million in non-cash compensation expense during the three and six months ended June 30, 2007, respectively, with respect to grants of restricted stock units.
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
     On January 1, 2007, the Company adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN No. 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, and prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken, or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is subject to Federal and state tax authority examination on the 2007 and 2006 tax years. The adoption of FIN 48 did not have a material impact on the Company’s condensed consolidated statements of financial condition, operations and cash flows. During the six months ended June 30, 2008, there have been no changes in uncertain tax positions that have had a material impact to the Company’s tax positions.
     The Company’s effective tax rate for the three and six months ended June 30, 2008 was 40.0% and 35.5%, respectively. The effective tax rate for the three and six months ended June 30, 2007 was 36.7% and 37.8%, respectively.
NOTE 14 — COMMITMENTS, GUARANTEES AND CONTINGENCIES
Commitments
Lease Commitments
     The Company leases office space and computer equipment under noncancelable operating leases which extend to 2016 and which may be extended as prescribed under renewal options in the lease agreements. The Company has entered into several noncancelable sub-lease agreements for certain facilities or floors of facilities which are co-terminus with the Company’s lease for the respective facilities or floors of facilities. Facility and computer equipment lease expenses charged to operations for the three months ended June 30, 2008 and 2007 was $4.0 million and $3.6 million, respectively. Facility and computer equipment lease expenses charged to operations for the six months ended June 30, 2008 and 2007 was $8.2 million and $6.9 million, respectively.
Fund Capital Commitments
     At June 30, 2008, the Company’s Asset Management Subsidiaries had commitments to invest an additional $1.6 million into affiliated investment partnerships. Such commitments may be satisfied by direct investments and are generally required to be made as investment opportunities are identified by the underlying partnerships. The Company’s Asset Management Subsidiaries’ commitments at June 30, 2008 were as follows (in thousands):

Global Growth Partners I	$414
Global Growth Partners II	412
Thomas Weisel Healthcare Venture Partners	439
Thomas Weisel India Opportunity Fund	354
Thomas Weisel Venture Partners	20

Total Fund Capital Commitments	$1,639

     In addition to the commitments within the table above, the Company has committed $29.1 million to investments in unaffiliated funds. Through June 30, 2008, the Company has funded $5.7 million of these commitments and the remaining unfunded portion as of June 30, 2008 was $23.4 million. The Company currently anticipates transferring these investments and the related commitments to funds sponsored by the Company. These commitments may be called in full at any time.

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
Guaranteed Compensation
     Consistent with practice in prior years, guaranteed compensation agreements were entered into during the six months ended June 30, 2008. These obligations are being accrued ratably over the service period of the agreements. Total unaccrued obligations at June 30, 2008 for services to be provided subsequent to June 30, 2008 were $7.5 million.
Director and Officer Indemnification
     The Company has entered into agreements that provide indemnification to its directors, officers and other persons requested or authorized by the Board to take actions on behalf of the Company for all losses, damages, costs and expenses incurred by the indemnified person arising out of such person’s service in such capacity, subject to the limitations imposed by Delaware law. The Company has not recorded any loss contingency for this indemnification.
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
Contingencies
Loss Contingencies
     The Company is involved in a number of judicial, regulatory and arbitration matters arising in connection with its business. The outcome of matters the Company is involved in cannot be determined at this time and the results cannot be predicted with certainty. There can be no assurance that these matters will not have a material adverse effect on the Company’s results of operations in any future period, and a significant judgment could have a material adverse impact on the Company’s condensed consolidated statements of financial condition, operations and cash flows. The Company may in the future become involved in additional litigation in the ordinary course of its business, including litigation that could be material to the Company’s business.
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
New Matters
     In re GT Solar International, Inc. — The Company has been named as a defendant in a purported class action litigation brought in connection with an initial public offering of GT Solar International, Inc. in July 2008 where it acted as a co-manager. The complaint, filed in the United States District Court for the District of New Hampshire on August 1, 2008, alleges violations of Federal securities laws against GT Solar and certain of its directors and officers as well as GT Solar’s underwriters, including the Company, based on alleged misstatements and omissions in the registration statement. The Company believes it has meritorious defenses to the action and intends to vigorously defend such action as it applies to the Company.
     Wage and Hours Claims — The Company has been named a defendant in a purported class action lawsuit filed in July 2008 with respect to the alleged misclassification of certain employees as exempt from provisions of California state law requiring the payment of overtime wages. The complaint was filed in the California Superior Court for the County of San Francisco. The Company believes it has meritorious defenses to these actions and intends to vigorously defend such actions as they apply to the Company.

Resolved Matters
     In re Intermix Media, Inc. — The Company had been a defendant in a purported class action lawsuit filed in August 2006 arising out of the sale of Intermix to News Corporation in September 2005. The complaint was filed in the United States District Court for the Central District of California and alleged various misrepresentations and/or omissions of material information that would have demonstrated that the sale was not fair from a financial point of view to the shareholders of Intermix. The Company acted as a financial advisor to Intermix in connection with the sale and rendered a fairness opinion with respect to the sale. In July 2008 the court dismissed, with prejudice, claims against the Company.
     In re AirGate PCS, Inc. Securities Litigation — The Company had been a defendant in a purported class action litigation brought in connection with a secondary offering of AirGate PCS, Inc. in December 2001 where the Company acted as a co-manager. The complaint, filed in the United States District Court for the Northern District of Georgia on May 17, 2002, alleges violations of Federal securities laws against AirGate and certain of its directors and officers as well as AirGate’s underwriters, including the Company, based on alleged misstatements and omissions in the registration statement. During the second quarter of 2008 a settlement was reached that did not result in a liability for the Company.
NOTE 15 — FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK, CREDIT RISK OR MARKET RISK
     The majority of the Company’s transactions, and consequently the concentration of its credit exposure, is with its clearing brokers. The clearing brokers are also the primary source of short-term financing for both securities purchased and securities sold, not yet purchased by the Company. The Company’s securities owned may be pledged by the clearing brokers. The amount receivable from or payable to the clearing brokers in the Company’s condensed consolidated statements of financial condition represents amounts receivable or payable in connection with the trading of proprietary positions and the clearance of customer securities transactions. As of June 30, 2008 and December 31, 2007, the Company’s cash on deposit with the clearing brokers was not collateralizing any liabilities to the clearing brokers.
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
     The Company is also exposed to market risk through its investments in partnerships and through certain loans to employees collateralized by such investments. In addition, as part of the Company’s investment banking and asset management activities the Company from time to time takes long and short positions in publicly traded equities and related options and other derivative instruments and makes private equity investments, all of which expose the Company to market risk. These activities are subject, as applicable, to risk guidelines and procedures designed to manage and monitor market risk.
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
     TWPC is a registered investment dealer in Canada and is subject to the capital requirements of the Investment Industry Regulatory Organization of Canada. In addition, TWPIL and TWP UK are registered U.K. broker-dealers and are subject to the capital requirements of the Financial Securities Authority.

     The table below summarizes the minimum capital requirements for the Company’s broker-dealer subsidiaries (in thousands):

	June 30, 2008
	Required Net		Excess Net
	Capital	Net Capital	Capital
TWP	$1,000	$49,088	$48,088
TWPC	246	15,937	15,691
TWP UK	1,389	3,815	2,426
Other broker-dealer subsidiaries	944	2,679	1,735

Total	$3,579	$71,519	$67,940

NOTE 17 — SEGMENT INFORMATION
     The following table represents net revenues by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
United States	$51,129	$71,738	$92,664	$148,425
Other countries	8,885	1	16,274	3

Total net revenue	$60,014	$71,739	$108,938	$148,428

     During the three months ended June 30, 2008, brokerage revenue received from a single customer accounted for approximately 10.6% of the Company’s net revenues. No single customer accounted for 10% or more of the Company’s net revenues during the six months ended June 30, 2008 or during the three and six months ended June 30, 2007.
     Net revenues from countries other than the United States during the three and six months ended June 30, 2008 consists primarily of net revenues from Canada, which accounted for 100% and 83%, respectively, of net revenues from other countries.
     The following table represents long lived assets by geographic area based on the physical location of the assets (in thousands):

	June 30,	December 31,
	2008	2007
United States	$19,593	$20,908
Other countries	1,842	409

Total long lived assets-net	$21,435	$21,317

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
     During the six months ended June 30, 2008, we executed on the following initiatives:
•	Acquisition and Integration of Westwind - On January 2, 2008, we completed our acquisition of Westwind. Integrating Westwind has been a primary focus during the first half of 2008 and will continue to be a focus during the remainder of the year. One of our strategies has been to expand our trading in Canadian securities as our energy and mining analysts begin to make a greater impact on our U.S. and European accounts, and we currently plan to hire U.S. based energy bankers and analysts to capitalize on Westwind’s capabilities in Canada. In Europe, where we integrated our offices in early 2008, we have combined our sales forces and are marketing the combined companies’ products and expertise.

In the second half of 2008 we plan to complete an internal reorganization of our broker-dealer subsidiaries (including the three broker-dealer subsidiaries acquired in the Westwind transaction) to eliminate redundancies and unnecessary expense.

•	Reduction in Headcount and Selective Hiring - Subsequent to the acquisition of Westwind, we reduced total headcount by approximately 195 employees, while at the same time continued to hire to selectively upgrade our talent pool, particularly in revenue generating areas. As of July 30, 2008 we had approximately 615 employees, excluding pending terminations. We will continue to make additional key hires as appropriate.

•	Repurchase of Common Stock - During the period beginning on March 31, 2008 and ending in July 2008, we repurchased a total of 1,484,152 shares of our common stock from the open market. The shares were classified as treasury stock upon repurchase, and we intend to use these shares to settle obligations to deliver common stock in the future to employees who have received Restricted Stock Units under our Equity Incentive Plan. These repurchases were executed pursuant to an authorization by our Board of Directors to repurchase up to 2,000,000 shares of common stock for the purpose of settling obligations to deliver common stock to employees who have received Restricted Stock Units under our Equity Incentive Plan. Additional repurchases pursuant to this authority may be carried out and our Board of Directors may authorize additional repurchases in the future.

•	Key Producer Restricted Stock Unit Plan - As part of a special retention and incentive program, we will be granting restricted stock unit equity awards to senior employees of the Company as a means of incentivizing and retaining our key producers. An aggregate of 2,970,000 restricted stock units will be granted to employees and vest after the end of a three-year period. In addition, we will be granting performance-based awards to certain members of the Executive Committee that will vest upon the attainment of the Company’s long-term performance goals.
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

     The following table provides a summary of our results of operations (dollar amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
Net revenues	$60,014	$71,739	(16.3)%	$108,938	$148,428	(26.6)%
Income (loss) before taxes	(16,886)	10,429	nm	(43,338)	19,311	nm
Net income (loss)	(10,127)	6,602	nm	(27,932)	12,003	nm

Earnings (loss) per share:
Basic earnings (loss) per share	$(0.31)	$0.25		$(0.85)	$0.46
Diluted earnings (loss) per share	$(0.31)	$0.25		$(0.85)	$0.45
Revenues
     The following table sets forth our revenues, both in dollar amounts and as a percentage of net revenues (dollar amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
			%			%
	2008	2007	Change	2008	2007	Change
Revenues:
Investment banking	$22,939	$29,605	(22.5)%	$34,435	$68,897	(50.0)%
Brokerage	34,860	26,226	32.9	70,994	55,082	28.9
Asset management	1,865	14,282	(86.9)	2,214	19,997	(88.9)
Interest income	1,848	4,539	(59.3)	4,873	8,887	(45.2)
Other revenue	—	—	—	—	920	(100.0)

Total revenues	61,512	74,652	(17.6)	112,516	153,783	(26.8)
Interest expense	(1,498)	(2,913)	(48.6)	(3,578)	(5,355)	(33.2)

Net revenues	$60,014	$71,739	(16.3)%	$108,938	$148,428	(26.6)%

Percentage of net revenues:
Investment banking	38.2%	41.3%		31.6%	46.4%
Brokerage	58.1	36.6		65.2	37.1
Asset management	3.1	19.9		2.0	13.5
Interest income	3.1	6.3		4.5	6.0
Other revenue	—	—		—	0.6

Total revenues	102.5	104.1		103.3	103.6
Interest expense	(2.5)	(4.1)		(3.3)	(3.6)

Net revenues	100.0%	100.0%		100.0%	100.0%

Investment Banking Revenue
     Our investment banking revenues include (i) management fees, underwriting fees, selling concessions and agency placement fees earned through our participation in public offerings and private placements of equity and debt securities, including convertible debt, and realized and unrealized gains and losses on warrants received in investment banking transactions, (ii) fees earned as strategic advisor in mergers and acquisitions and similar transactions and (iii) the value of warrants received as partial payment for investment banking services. Investment banking revenues are typically recognized at the completion of each transaction. Underwriting revenues are presented net of related expenses. Unreimbursed expenses associated with private placement and advisory transactions are recorded as non-compensation expenses.

     The following table sets forth our investment banking revenues and the number of investment banking transactions (dollar amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
			%			%
	2008	2007	Change	2008	2007	Change
Investment banking revenue:
Capital raising	$13,854	$26,330	(47.4)%	$21,242	$41,091	(48.3)%
Strategic advisory	9,085	3,275	177.4	13,193	27,806	(52.6)

Total investment banking revenues	$22,939	$29,605	(22.5)	$34,435	$68,897	(50.0)

Investment banking transactions:
Capital raising	26	22		45	32
Strategic advisory	6	1		10	8

Total investment banking transactions	32	23		55	40

Average revenue per transaction(1)	$717	$1,287		$626	$1,722

(1)	Revenue per investment banking transaction is generally higher in the U.S. than in Canada.
     Three Months Ended June 30, 2008 versus 2007 — Investment banking revenue decreased $6.7 million in the three months ended June 30, 2008 from 2007. Our average revenue per transaction decreased to $0.7 million during the three months ended June 30, 2008 from $1.3 million in 2007. As noted above, revenue per investment banking transaction is generally higher in the U.S. than in Canada. During the three months ended June 30, 2008 and 2007 we closed 32 and 23 investment banking transactions, respectively. The change in our average number of transactions and revenue per transaction is primarily due to our acquisition of Westwind which, historically, has completed a larger number of smaller sized transactions. During the three months ended June 30, 2008 and 2007, approximately 30.6% and 36.8%, respectively, of our investment banking revenue was earned from the five largest transactions during the respective periods.
     Capital raising revenue accounted for approximately 60% and 89% of our investment banking revenue in the three months ended June 30, 2008 and 2007, respectively. Capital raising revenue decreased $12.5 million to $13.9 million in the three months ended June 30, 2008. Our average revenue per capital raising transaction decreased to $0.5 million during the three months ended June 30, 2008 from $1.2 million in 2007. During the three months ended June 30, 2008 and 2007 we closed 26 and 22 capital raising transactions, respectively
     Strategic advisory revenue accounted for approximately 40% and 11% of our investment banking revenue in the three months ended June 30, 2008 and 2007, respectively. Strategic advisory revenue increased $5.8 million to $9.1 million in the three months ended June 30, 2008. Our average revenue per strategic advisory transaction decreased to $1.5 million during the three months ended June 30, 2008 from $3.3 million in 2007. During the three months ended June 30, 2008 and 2007, we closed six and one strategic advisory transactions, respectively.
     Six Months Ended June 30, 2008 versus 2007 — Investment banking revenue decreased $34.5 million in the six months ended June 30, 2008 from 2007. Our average revenue per transaction decreased to $0.6 million during the six months ended June 30, 2008 from $1.7 million in 2007. As noted above, revenue per investment banking transaction is generally higher in the U.S. than in Canada. During the six months ended June 30, 2008 and 2007 we closed 55 and 40 investment banking transactions, respectively. The change in our average number of transactions and revenue per transaction is primarily due to our acquisition of Westwind which, historically, has completed a larger number of smaller sized transactions. In addition, during the six months ended June 30, 2007 our investment banking revenue included $13.4 million in revenue generated from a single strategic advisory transaction. During the six months ended June 30, 2008 and 2007, approximately 23.2% and 33.9%, respectively, of our investment banking revenue was earned from the five largest transactions during the respective periods.
     Capital raising revenue accounted for approximately 62% and 60% of our investment banking revenue in the six months ended June 30, 2008 and 2007, respectively. Capital raising revenue decreased $19.8 million to $21.2 million in the six months ended June 30, 2008. Our average revenue per capital raising transaction decreased to $0.5 million during the six months ended June 30, 2008 from $1.3 million in 2007. During the six months ended June 30, 2008 and 2007 we closed 45 and 32 capital raising transactions, respectively.
     Strategic advisory revenue accounted for approximately 38% and 40% of our investment banking revenue in the six months ended June 30, 2008 and 2007, respectively. Strategic advisory revenue decreased $14.6 million to $13.2 million in the six months ended June 30, 2008. Our average revenue per strategic advisory transaction decreased to $1.3 million during the six months ended June 30, 2008 from $3.5 million in 2007. During the six months ended June 30, 2008 and 2007, we closed ten and eight strategic advisory transactions, respectively.
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
     Three and Six Months Ended June 30, 2008 versus 2007 — Brokerage revenue increased by $8.6 million and $15.9 million in the three and six months ended June 30, 2008 from 2007. This increase is primarily due to our acquisition of Westwind in January 2008. Brokerage revenues during the three and six months ended June 30, 2008 of $5.4 million and $9.7 million, respectively, were generated from former Westwind clients. The remaining fluctuation in brokerage revenues is due to increases in our institutional trading business, partially offset by decreases in trading volumes in our convertible debt trading business.
     The combined average daily volume on the New York Stock Exchange, Nasdaq and the Toronto Stock Exchange was approximately 3.8 billion and 4.1 billion shares during the three and six months ended June 30, 2008, a decrease of 1.2% and an increase of 4.6%, respectively, from the comparable periods in 2007. Our combined average daily customer trading volume increased 47.7% and 38.2% for the three and six months ended June 30, 2008, respectively, from 2007 primarily due to increased customer trading as a result of our acquisition of Westwind.
     We believe the steps we have taken over the past year, including (i) increasing our focus on middle markets customers, who account for an increasing amount of trading commissions within the brokerage industry and who, in many cases, are engaging in investing activities that utilize our equity research, (ii) developing our product offerings within electronic trading in order to attract and retain trading volume from customers who are shifting away from utilizing full-service brokerage services and increasing their use of alternative trading systems and (iii) broadening our geographic coverage, including through the acquisition of Westwind, has resulted in our increased trading volume from institutional customers.
Asset Management Revenue
     Our asset management revenues include (i) fees from investment partnerships we manage, (ii) allocation of the appreciation and depreciation in the fair value of our investments in the underlying partnerships, (iii) fees we earn from the management of equity distributions received by our clients, (iv) other asset management-related realized and unrealized gains and losses on investments not associated with investment partnerships and (v) realized and unrealized gains and losses on warrants received as partial payment for investment banking services.
     The following table sets forth our asset management revenues (dollar amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
Asset management revenue:
Management fees	$3,469	$4,182	(17.0)%	$7,129	$8,061	(11.6)%
Private equity realized and unrealized gains and losses—net	331	9,875	(96.6)	(1,758)	11,258	nm
Other securities realized and unrealized gains and losses—net	(1,935)	225	nm	(3,157)	678	nm

Total asset management revenues	$1,865	$14,282	(86.9)%	$2,214	$19,997	(88.9)%

     Three Months Ended June 30, 2008 versus 2007 — Asset management revenue decreased $12.4 million in the three months ended June 30, 2008 from 2007. The fluctuation was primarily due to decreases in investment gains in partnerships of $9.5 million due to a decrease in the fair value of underlying investments in three of our investment funds, recording net unrealized losses of $1.9 million related to other securities during the three months ended June 30, 2008 compared to net unrealized gains of $0.2 million in 2007, as well as a decrease in management fees of $0.7 million.
     Investment gains in partnerships decreased $9.5 million in the three months ended June 30, 2008 from 2007. This fluctuation was primarily due to a decrease in unrealized and realized investment gains from Thomas Weisel Venture Partners, Thomas Weisel Global Growth Partners and Thomas Weisel Capital Partners of $9.9 million, $1.2 million and $0.5 million, respectively. This decrease was partially offset by an increase in unrealized and realized investment gains from Thomas Weisel Healthcare Venture Partners of $1.8 million.
     We recorded investment losses in other securities of $1.9 million in the three months ended June 30, 2008 compared to investment gains of $0.2 million in 2007. The investment losses in 2008 were primarily due to net unrealized losses on warrants of $2.5 million. In addition, the loss was partially due to a decline in the value of equity securities held by our small mid-cap growth funds.
     Six Months Ended June 30, 2008 versus 2007 — Asset management revenue decreased $17.8 million in the six months ended June 30, 2008 from 2007. The fluctuation was due to decreases in investment gains in partnerships of $13.0 million due to a decrease in the fair value of underlying investments in three of our investment funds, recording net unrealized losses of $3.8 million related to other securities during the six months ended June 30, 2008 compared to net unrealized gains of $0.7 million in 2007, as well as decreases in management fees of $0.9 million.
     Investment gains in partnerships decreased $13.0 million in the six months ended June 30, 2008 from 2007. This fluctuation was primarily due to a decrease in unrealized and realized investment gains from Thomas Weisel Venture Partners, Thomas Weisel Healthcare Venture Partners, Thomas Weisel Global Growth Partners and Thomas Weisel Capital Partners of $9.2 million, $1.8 million, $1.5 million and $0.6 million, respectively.
     We recorded investment losses in other securities of $3.2 million in the six months ended June 30, 2008 compared to investment gains of $0.7 million in 2007. The investment losses in 2008 were primarily due to net unrealized losses on warrants of $2.5 million. In addition, the loss was partially due to a decline in the value of equity securities held by our small mid-cap growth funds.
Other Revenue
     Six Months Ended June 30, 2007 — Other revenue of $0.9 million recorded during the six months ended June 30 2007 relates to the gain, net of selling costs, on the sale of certain software previously developed for internal use. At the time of sale there were no amounts capitalized relating to this software.
Net Revenues by Geographic Segment
     The following table sets forth our net revenues by geographic segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
United States	$51,129	$71,738	$92,664	$148,425
Other countries	8,885	1	16,274	3

Total net revenue	$60,014	$71,739	$108,938	$148,428

     Net revenues from countries other than the United States increased $8.9 million and $16.3 million during the three and six months ended June 30, 2008, respectively, from 2007 as a result of our acquisition of Westwind in January 2008. During the three and six months ended June 30, 2008, net revenues from countries other than the United States consisted primarily of net revenues from Canada, which accounted for approximately 100% and 83%, respectively, of net revenues from other countries.
     During the three months ended June 30, 2008, brokerage revenue received from a single customer accounted for approximately 10.6% of net revenues. No single customer accounted for 10% or more of net revenues during the six months ended June 30, 2008 or during the three and six months ended June 30, 2007.

Expenses Excluding Interest
     The following table sets forth information relating to our expenses excluding interest, both in dollar amounts and as a percentage of net revenues (dollar amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
			%			%
	2008	2007	Change	2008	2007	Change
Expenses excluding interest:
Compensation and benefits expense	$41,788	$37,395	11.7%	$82,177	$81,385	1.0%
Non-compensation expense	35,112	23,915	46.8	70,099	47,732	46.9

Total expenses excluding interest	$76,900	$61,310	25.4%	$152,276	$129,117	17.9%

Percentage of net revenues:
Compensation and benefits expense	69.6%	52.1%		75.5%	54.8%
Non-compensation expense	58.5	33.4		64.3	32.2

Total	128.1%	85.5%		139.8%	87.0%

Average number of employees	647	618		660	605
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
     Share-based awards as of the six months ended June 30, 2008 constitute a portion of our compensation expense, and as a general matter, vest over a three or four-year service period, are subject to continued employment and, accordingly, are recorded as non-cash compensation expense ratably over the service period beginning at the date of grant. As a result, our aggregate compensation expense has been, and will continue to be, impacted as we recognize multiple years of share-based compensation expense associated with the vesting of prior year grants. As of June 30, 2008, there was (i) $4.1 million of unrecognized compensation expense related to non-vested restricted stock unit awards made in connection with our initial public offering, which is expected to be recognized over a weighted-average period of 0.6 years and (ii) an additional $29.8 million of unrecognized compensation expense related to non-vested restricted stock unit awards made subsequent to our initial public offering, which is expected to be recognized over a weighted-average period of 3.3 years.
     As part of a special retention and incentive program, on August 6, 2008 we granted 2,970,000 restricted stock unit equity awards to senior employees of the Company as a means of incentivizing and retaining our key producers. The restricted stock units vest after the end of a three-year period. In addition, we granted 550,000 performance-based restricted stock unit equity awards to certain members of the Executive Committee that will vest upon the attainment of the Company’s long-term performance goals. The total grant date fair value of these restricted stock unit equity awards was $21.0 million.
     Three Months Ended June 30, 2008 versus 2007 — Compensation and benefits expense increased $4.4 million in the three months ended June 30, 2008 from 2007. The fluctuation is primarily due to an increase in salary expense and related taxes and benefits of $2.1 million and $0.7 million, respectively, during the three months ended June 30, 2008 from 2007 primarily due to an increase in the average number of employees resulting from the Westwind acquisition in January 2008. Salary expense also increased due to an increase of $1.1 million in severance expense related to the reduction in workforce that occurred subsequent to the Westwind acquisition, as discussed in the overview section. In addition, share-based compensation expense increased by $0.9 million as a result of additional grants of restricted stock units made during 2008. Commission expense increased by $0.9 million during the three months ended June 30, 2008 from 2007 which is directly related to an increase in brokerage revenues during the same period. This overall increase is partially offset by a decrease in bonus expense of $0.5 million.
     Six Months Ended June 30, 2008 versus 2007 — Compensation and benefits expense increased $0.8 million in the six months ended June 30, 2008 from 2007. The fluctuation is primarily due to an increase in salary expense and related taxes and benefits of $6.0 million and $1.8 million, respectively, during the three months ended June 30, 2008 from 2007 due to an increase in the average number of employees resulting from the Westwind acquisition in January 2008. Salary expense also increased due to an increase of $0.6 million in severance expense related to the reduction in workforce that occurred subsequent to the Westwind acqusition, as discussed in the overview section. In addition, share-based compensation expense increased by $2.2 million as a result of additional grants of restricted stock units made during 2008. Commission expense increased by $1.3 million during the three months ended June 30, 2008 from 2007 which is directly related to an increase in brokerage revenues during the same period. This overall increase is partially offset by a decrease in bonus expense of $11.0 million.
Non-Compensation Expenses
     Our non-compensation expenses include brokerage execution, clearance and account administration, communications and data processing, depreciation and amortization of property and equipment, amortization of other intangible assets, marketing and promotion, occupancy and equipment and other expenses.
     Three Months Ended June 30, 2008 versus 2007 — Non-compensation expense increased $11.2 million in the three months ended June 30, 2008 from 2007. The fluctuation was due in part to the amortization of identifiable intangible assets of $4.4 million acquired as a result of the Westwind acquisition in January 2008. In addition, other expense increased $2.3 million primarily due to increased professional services, recruiting and relocation and insurance expense of $1.1 million, $0.3 million and $0.2 million, respectively. Brokerage execution, clearance and account administration, communication and data processing expense and occupancy and equipment expense increased by $1.4 million, $1.3 million and $0.6 million, respectively, during the three months ended June 30, 2008 from 2007. The fluctuation in these expenses was primarily due to increased costs associated with our expansion into Canada, Europe and the midwest, including additional operating expenses incurred as the result of our acquisition of Westwind. In addition, the increase in the brokerage execution, clearance and account administration expense is due to an increase in the brokerage activity during the period.
     Six Months Ended June 30, 2008 versus 2007 — Non-compensation expense increased $22.4 million in the six months ended June 30, 2008 from 2007. The fluctuation was due in part to the amortization of identifiable intangible assets of $7.7 million acquired as a result of the Westwind acquisition in January 2008. In addition, other expense increased $5.3 million primarily due to increased professional services, recruiting and relocation, insurance and printing and copying expenses of $2.2 million, $0.8 million, $0.5 million and $0.2 million, respectively. Brokerage execution, clearance and account administration, communication and data processing expense and occupancy and equipment expense increased by $3.2 million, $2.4 million and $2.0 million, respectively, during the six months ended June 30, 2008 from 2007. The fluctuation in these expenses was primarily due to increased costs associated with our expansion into Canada, Europe and the midwest, including additional operating expenses incurred as the result of our acquisition of Westwind. In addition, the increase in the brokerage execution, clearance and account administration expense is due to an increase in the brokerage activity during the period.
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
     The deferred tax liability of $15.0 million as of June 30, 2008 is related to the other intangible assets recorded as a result of the Westwind acquisition.
     Our effective tax rate for the three months ended June 30, 2008 and 2007 was 40.0% and 36.7%, respectively. In 2007, we eliminated a $1.4 million valuation allowance, which was established upon conversion to a corporation in connection with the establishment of our deferred tax asset balances. The valuation allowance was recorded in 2006 because management at that time concluded that a portion of the deferred tax benefit, which resulted from unrealized capital losses, more likely than not would not be realized due to the uncertainty of our ability to generate future capital gains to offset such capital losses. During the three months ended June 30, 2007, based upon the performance of the underlying investments in our investments in partnerships and our expectation as to the future performance of such investments, we reduced our valuation allowance by $0.3 million, resulting in a 3.3% reduction of our effective tax rate for the period. As the valuation allowance described above was reduced to zero as of December 31, 2007, we did not experience a similar reduction of our effective tax rate during the three months ended June 30, 2008.
     Our effective tax rate for the six months ended June 30, 2008 and 2007 was 35.5% and 37.8%, respectively. The decrease in our effective tax rate was primarily the result of amounts deductible for vested restricted stock units that are less than the cumulative compensation cost recognized for financial reporting purposes. The shortfall in excess of the remaining additional paid-in capital from excess tax benefits from previously vested awards was recognized in the condensed consolidated statements of operations as a decrease to the tax benefit. Additionally, our rate decreased due to the impact of lower Canadian statutory tax rates related to the Westwind acquisition.

Liquidity and Capital Resources
     We believe that our current level of equity capital, current cash balances, funds anticipated to be provided by operating activities and funds available to be drawn under temporary loan agreements, will be adequate to meet our liquidity and regulatory capital requirements for the next 12 months.
Cash Flows
     Cash and cash equivalents were $127.5 million at June 30, 2008, a decrease of $29.5 million from $157.0 million at December 31, 2007.
     Operating activities used $43.3 million of cash and cash equivalents during the six months ended June 30, 2008. In February 2008, we made aggregate cash bonus payments to our employees of $25.6 million, as well as an aggregate cash payment of $24.8 million to our employees attributable to the acceleration of the payment of 2008 mid-year retention bonuses and certain severance expenses, each of which were related to the integration of Westwind. During the six months ended June 30, 2008 we had a decrease in accrued expenses and other liabilities of $29.8 million which is due to the fact that we have made cash payments to settle accrued expenses that were recorded as of December 31, 2007. Further contributing to the decrease were non-cash items including our net loss for the period of $27.9 million and an increase to our deferred tax asset of $7.6 million.
     The overall decrease in our cash and cash equivalents from operating activities is partially offset by the partial liquidation of our convertible holdings as well as an overall decrease in our net securities owned positions which provided $30.9 million of cash. In addition, we collected $17.5 million of corporate finance and syndicate receivables that were outstanding as of December 31, 2007. Non-cash items included in our net loss for the six months ended June 30, 2008 included share-based compensation expense of $8.0 million, amortization of other intangible assets recorded as a result of the Westwind acquisition of $7.7 million, net unrealized gains and losses on partnerships and other investments and warrants of $5.0 million and depreciation and amortization of property and equipment of $3.8 million.
     Investing activities provided $27.5 million of cash and cash equivalents during the six months ended June 30, 2008. The net proceeds from sales of other investments during the six months ended June 30, 2008 were $43.4 million. We used these proceeds to fund our $45.0 million cash payment for the acquisition of Westwind in January 2008 and to fund bonus and severance payments discussed in the operating activities discussion above. Cash received as a result of our acquisition of Westwind was $36.9 million. In addition, during the six months ended June 30, 2008 we made contributions of $2.4 million to our private equity partnerships and purchased property and equipment of $2.3 million.
     Financing activities used $12.8 million of cash during the six months ended June 30, 2008 primarily due to the repurchase of our common stock from the open market for $7.4 million and the repayment of notes payable of $4.7 million. In addition, we net settled $0.8 million of equity awards that became deliverable to our employees during the six months ended June 30, 2008.
Auction Rate Securities
     As of June 30, 2008 we held $10.1 million in auction rate securities (“ARS”), which are variable rate debt instruments, having long-term maturity dates (approximately 17 to 31 years), but whose interest rates are reset through an auction process, most commonly at intervals of 7, 28 and 35 days. All of our auction rate securities are backed by pools of student loans and were rated AA or AAA/Aaa as of June 30, 2008. Our intent with respect to these investments has been not to hold these securities to maturity, but rather to use the periodic auction feature, when available, to provide liquidity.
     In January 2008, we sold a substantial portion of our auction rate securities holdings through the normal auction process and used the proceeds to fund our acquisition of Westwind. The net proceeds from sales during the six months ended June 30, 2008 were $35.8 million.
     During the six months ended June 30, 2008, liquidity issues in the global credit markets resulted in the failure of auctions for our ARS. We continue to receive interest when due on our ARS at a weighted-average Federal tax exempt interest rate of 2.8% and expect to continue to receive interest when due in the future. The principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers and the underwriters establish a different form of financing to replace these securities, or final payments come due according to the contractual maturities. As a result of the auction failures, we evaluated the credit risk and compared the yields on our ARS to similarly rated municipal issues and determined that our ARS had a fair value decline of $0.2 million during the six months ended June 30, 2008. While the recent auction failures will limit our ability to liquidate these investments for some period of time, we do not believe the auction failures will materially impact our ability to fund our working capital needs, capital expenditures or other business requirements.
Debt Financing
     In connection with our initial public offering of common stock, we issued $33 million of unsecured senior notes to our former Class D and Class D-1 shareholders and are required to make principal and interest payments on these notes in accordance with their terms. As of June 30, 2008, the outstanding principal balance under these notes was $24.4 million and is due in January 2011.

     In April 2008, Thomas Weisel Partners LLC, our primary U.S. broker-dealer subsidiary, entered into a $25.0 million revolving note and subordinated loan agreement. Through the date of this filing, no amounts have been drawn under this loan agreement.
     We previously had a financing arrangement with General Electric Capital Corporation, the balance of which was $2.8 million as of March 31, 2008. In May 2008 we paid all outstanding principal and interest to General Electric Capital Corporation.
Bonus and Net Settlement of Restricted Stock Units
     The timing of bonus compensation payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees are generally paid salaries semi-monthly during the year, bonus payments, which make up a larger portion of total compensation, have historically been paid in February and July.
     In February 2008, we made aggregate cash bonus payments to our employees of approximately $25.6 million and granted equity awards with a grant date fair value of $22.4 million. In addition, in February 2008 we made aggregate cash payments of $24.8 million primarily to our U.S. based employees that was attributable to the acceleration of the payment of the 2008 mid-year retention bonuses, which had historically been paid in July, and certain severance expenses, each of which were related to the integration of Westwind.
     In July 2008, we made aggregate cash bonus payments to our employees of approximately $8.7 million and, in connection therewith, in August 2008, granted equity awards with a grant date fair value of $3.0 million.
     In addition, in August 2008, we granted 2,970,000 equity awards to senior employees as a means of incentivizing and retaining our key producers and 550,000 performance-based equity awards to certain members of the Executive Committee. The total grant date fair value of these equity awards was $21.0 million.
     During the six months ended June 30, 2008, approximately 292,000 shares of freely transferable common stock became deliverable to our employees in respect of share-based awards previously granted. We elected to settle a portion of these vesting shares through a net settlement feature provided for in SFAS No. 123(R), Share-Based Payment, to meet the minimum employee statutory income tax withholding requirements. During the six months ended June 20, 2008, we made a payment of $0.8 million related to the net settlement of shares. Our cash position and liquidity will be effected to the extent we elect to continue to settle a portion of vesting shares through net settlement in the future.
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
     TWP and TWP USA are registered U.S. broker-dealers that are subject to the Uniform Net Capital Rule under the Securities Exchange Act of 1934 administered by the SEC and NYSE, which requires the maintenance of minimum net capital. SEC and NYSE regulations also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met.
     TWPC is a registered investment dealer in Canada and is subject to the capital requirements of the Investment Industry Regulatory Organization of Canada. TWPIL and TWP UK are registered U.K. broker-dealers and are subject to the capital requirements of the Financial Securities Authority.
     The table below summarizes the minimum capital requirements for our broker-dealer subsidiaries (in thousands):

	June 30, 2008
	Required Net		Excess Net
	Capital	Net Capital	Capital
TWP	$1,000	$49,088	$48,088
TWPC	246	15,937	15,691
TWP UK	1,389	3,815	2,426
Other broker-dealer subsidiaries	944	2,679	1,735

Total	$3,579	$71,519	$67,940

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
Acquisition of Westwind
     On January 2, 2008, we completed our acquisition of Westwind and at the closing of this transaction we made a cash payment of $45 million as the cash portion of the consideration for this acquisition. In addition, total costs related to our acquisition of Westwind are estimated to be $2.9 million.
Off-Balance Sheet Arrangements
     As of June 30, 2008, we do not have any off-balance sheet arrangements that have an impact on our condensed consolidated statements of financial condition, operations or cash flows.
Contractual Obligations
     The following table provides a summary of our contractual obligations as of June 30, 2008 (in thousands):

	Payment Due by Period
	Remainder
	of 2008	2009-2010	2011-2012	Thereafter	Total
Notes payable (1)	$520	$2,079	$24,514	$—	$27,113
Capital leases (2)	42	177	10	—	229
Operating leases (3)	9,568	36,123	24,577	28,204	98,472
General partner commitment to invest in private equity funds (4)	805	771	63	—	1,639
Guaranteed compensation payments	87	7,320	125	—	7,532

Total contractual obligations	$11,022	$46,470	$49,289	$28,204	$134,985

(1)	Represents remaining principal amount and related estimated interest payable for notes issued in connection with our initial public offering.

(2)	Includes estimated interest payable related to capital lease liability.

(3)	Operating lease expense is presented net of sub-lease rental income.

(4)	The private equity fund commitments have no specific contribution dates. The timing of these contributions is presented based upon estimated contribution dates.
     In addition to the contractual obligations within the table above, we have committed $29.1 million to investments in unaffiliated funds. Through June 30, 2008, we have funded $5.7 million of these commitments and the remaining unfunded portion as of June 30, 2008 was $23.4 million. We currently anticipate transferring these investments and the related commitments to funds sponsored by us. These commitments may be called in full at any time.
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

     For further discussion regarding these policies, refer to Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” of our Annual Report on Form 10-K for the year ended December 31, 2007. In addition to the above, as a result of our acquisition of Westwind in January 2008, we have identified the following critical accounting policies.
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
     Management’s estimates of fair value are based upon assumptions believed to be reasonable. These estimates are based on information obtained from management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain of the intangible assets include, but are not limited to, (i) future expected cash flows from acquired businesses, (ii) future expected cash flows from employees subject to non-compete agreements and (iii) the acquired company’s market position.
     Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.
Goodwill and Long-Lived Assets
     In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), we are required to annually evaluate goodwill to determine whether it is impaired. Goodwill is also required to be tested between annual impairment tests if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. We selected the fourth quarter to perform our annual goodwill impairment testing. The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference. We do not believe there were any events or circumstances that would warrant an impairment charge through the second quarter of 2008.
     We account for the impairment and disposal of long-lived assets utilizing Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). SFAS No. 144 requires that long-lived assets, such as property and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of an asset is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. We do not believe there were any events or circumstances which indicated that the carrying value of an asset may not be recoverable.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our business and financing activities directly expose us to various types of risks, including (i) market risk relating to, among other things, the changes in the market value of equity or debt instruments and (ii) interest rate risk relating to the effect of changes in interest rates and the yield curve on the value of debt instruments that we hold and our payment obligations in respect of notes that we have issued. We are also exposed to other risks in the conduct of our business such as credit risk and the effects of inflation. Our exposure to these risks could be material to our consolidated financial statements. Set forth below is a discussion of some of these risks together with quantitative information regarding the aggregate amount and value of financial instruments that we hold or in which we maintain a position or that we have issued and that remain outstanding, in each case, as of June 30, 2008 and December 31, 2007. Due to the nature of our business, in particular our trading business, the amount or value of financial instruments that we hold or maintain a position in will fluctuate on a daily and intra-day basis and the year-end values and amounts presented below are not necessarily indicative of the exposures to market risk, interest rate risk and other risks we may experience at various times throughout any given year.
Market Risk
     Market risk represents the risk of loss that may result from the change in value of a financial instrument due to fluctuations in its market price. Market risk may be exacerbated in times of trading illiquidity when market participants refrain from transacting in normal quantities and/or at normal bid-offer spreads. Our exposure to market risk is directly related to our role as a financial intermediary in customer trading and to our market-making, investment banking and investment activities, which activities include committing from time to time to purchase large blocks of stock from publicly-traded issuers or their significant shareholders. We trade in equity and convertible debt securities as an active participant in both listed and OTC equity and convertible debt markets and typically maintain securities in inventory to facilitate our market-making activities and customer order flow. Market risk is inherent in financial instruments.
     The following tables categorize our market risk sensitive financial instruments by type of security and, where applicable, by contractual maturity date.
     As of June 30, 2008 (in thousands):

									Carrying
									Value
	Maturity Date							Total	as of
	Remainder							Principal	June 30,
	of 2008	2009	2010	2011	2012	Thereafter		Amount	2008
Inventory positions
Convertible bonds — long	$—	$—	$1,000	$10,300	$1,889	$35,810		$48,999	$59,118
Warrants — long (1)	369	2,952	872	108	238	—		4,539	4,539
Equity securities — long									35,407

Total — long	369	2,952	1,872	10,408	2,127	35,810		53,538	99,064

Equity securities — short									67,889

Total — short	—	—	—	—	—	—		—	67,889

Other investments
Auction rate securities	—	—	—	—	—	10,114	(2)	10,114	10,114
Other									1,386

(1)	Maturity date is based on the warrant expiration date. An assumption of expiration date was made when none was available.

(2)	Represents contractual maturity date. Please refer to further discussion regarding auction rate securities included in the “Liquidity and Capital Resources” section above.
     As of December 31, 2007 (in thousands):

										Carrying
										Value
	Maturity Date								Total	as of
									Principal	December 31,
	2008		2009	2010	2011	2012	Thereafter		Amount	2007
Inventory positions
Convertible bonds — long	$9,305		$4,063	$1,005	$5,348	$21,949	$120,050		$161,720	$189,483
Equity securities — long										30,957

Total — long	9,305		4,063	1,005	5,348	21,949	120,050		161,720	220,440

Convertible bonds — short	—		—	2,705	—	1,000	12,031		15,736	18,351
U.S. Treasury securities — short	—		5,000	—	—	10,000	—		15,000	15,330
Equity securities — short										130,252

Total — short	—		5,000	2,705	—	11,000	12,031		30,736	163,933

Other investments
Auction rate securities	37,600	(1)	—	—	—	—	8,550	(2)	46,150	46,150
Municipal debt securities	4,016		—	—	—	—	—		4,016	4,016
Other										1,018

(1)	Represents earlier of contractual maturity or repricing date, which we believe represents the market risk inherent in the underlying instrument. Please refer to further discussion regarding auction rate securities included in the “Liquidity and Capital Resources” section above.

(2)	Represents contractual maturity date. Please refer to further discussion regarding auction rate securities included in the “Liquidity and Capital Resources” section above.

     In connection with our asset management activities, we provide seed investment funds for new asset management products to be invested in long and short positions in publicly traded equities and related options and other derivative instruments. These seed investments are included in the tables presented above.
     In addition to the positions set forth in the table above, we maintain investments in private equity, venture capital and other investment funds we manage or have managed. These investments are carried at fair value in accordance with industry guidance, and as of June 30, 2008 and December 31, 2007, the carrying amount of these investments was $54.2 million and $60.5 million, respectively.
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
Interest Rate Risk
     Interest rate risk represents the potential loss from adverse changes in market interest rates. As we may hold U.S. Treasury securities and auction rate securities, as well as convertible debt securities, and incur interest-sensitive liabilities from time to time, we are exposed to interest rate risk arising from changes in the level and volatility of interest rates and in the shape of the yield curve. Certain of these interest rate risks may be managed through the use of short positions in U.S. government and corporate debt securities and other instruments. In addition, we issued floating rate notes to California Public Employees’ Retirement System and Nomura America Investment, Inc. and are, therefore, exposed to the risk of higher interest payments on those notes if interest rates rise.
     The tables below provide information about our financial instruments that are sensitive to changes in interest rates. For inventory positions, other investments and notes payable the table presents principal cash flows with contractual maturity dates.
     As of June 30, 2008 (in thousands):

									Carrying
									Value
	Maturity Date							Total	as of
	Remainder							Principal	June 30,
	of 2008	2009	2010	2011	2012	Thereafter		Amount	2008
Inventory positions
Convertible bonds — long	$—	$—	$1,000	$10,300	$1,889	$35,810		$48,999	$59,118

Total — long	—	—	1,000	10,300	1,889	35,810		48,999	59,118

Other investments
Auction rate securities (1)	—	—	—	—	—	10,114	(4)	10,114	10,114

Notes payable
Senior Note, floating mid-term AFR + 2.25% (2)	—	—	—	13,000	—	—		13,000	12,378
Senior Note, floating mid-term AFR + 2.25% (2)	—	—	—	10,000	—	—		10,000	9,521
Contingent Payment Senior Note, non interest bearing (3)	—	—	—	1,410	—	—		1,410	1,190

(1)	The weighted average interest rate was 2.84% at June 30, 2008.

(2)	We have recorded the debt principal at a discount to reflect the below-market stated interest rate of these notes. We amortize the discount to interest expense so that the interest expense approximates our incremental borrowing rate. The weighted average interest rate was 5.11% at June 30, 2008.

(3)	The Contingent Payment Senior Note has a variable due date based upon distributions received from certain private equity funds. We have recorded the debt principal at a discount and amortize the discount to interest expense so that the interest expense on this non-interest bearing note approximates our incremental borrowing rate. The weighted average interest rate was 6.57% June 30, 2008.

(4)	Represents contractual maturity date. Please refer to further discussion regarding auction rate securities included in the “Liquidity and Capital Resources” section above.

     As of December 31, 2007 (in thousands):

										Carrying
	Maturity Date								Total	Value as of
									Principal	December 31,
	2008		2009	2010	2011	2012	Thereafter		Amount	2007
Inventory positions
Convertible bonds — long	$9,305		$4,063	$1,005	$5,348	$21,949	$120,050		$161,720	$189,483

Convertible bonds — short	—		—	2,705	—	1,000	12,031		15,736	18,351
U.S. Treasury securities — short	—		5,000	—	—	10,000	—		15,000	15,330

Total — short	—		5,000	2,705	—	11,000	12,031		30,736	33,681

Other investments
Auction rate securities (1)	37,600	(6)	—	—	—	—	8,550	(7)	46,150	46,150
Municipal debt securities (2)	4,016		—	—	—	—	—		4,016	4,016

Notes payable
Senior Note, floating mid-term AFR + 2.25% (3)	—		—	—	13,000	—	—		13,000	12,267
Senior Note, floating mid-term AFR + 2.25% (3)	—		—	—	10,000	—	—		10,000	9,436
Contingent Payment Senior Note (4)	—		—	—	2,384	—	—		2,384	1,948
Secured Note, floating at LIBOR + 2.85% (5)	3,734		—	—	—	—	—		3,734	3,734

(1)	The weighted average interest rate was 5.42% at December 31, 2007.

(2)	The weighted average interest rate was 3.80% at December 31, 2007.

(3)	We have recorded the debt principal at a discount to reflect the below-market stated interest rate of these notes at inception. We amortize the discount to interest expense so that the interest expense approximates our incremental borrowing rate. The weighted average interest rate was 6.65% at December 31, 2007.

(4)	The Contingent Payment Senior Note has a variable due date based upon distributions received from certain private equity funds. We have recorded the debt principal at a discount and amortize the discount to interest expense so that the interest expense on this non-interest bearing note approximates our incremental borrowing rate. The weighted average interest rate was 6.98% at December 31, 2007.

(5)	The weighted average interest rate was 8.17% at December 31, 2007.

(6)	Represents earlier of contractual maturity or repricing date, which we believe represents the interest rate risk inherent in the underlying instrument. Please refer to further discussion regarding auction rate securities included in the “Liquidity and Capital Resources” section above.

(7)	Represents contractual maturity date. Please refer to further discussion regarding auction rate securities included in the “Liquidity and Capital Resources” section above.
Credit Risk
     Our broker-dealer subsidiaries place and execute customer orders. The orders are then settled by unrelated clearing organizations that maintain custody of customers’ securities and provide financing to customers. The majority of our transactions, and consequently the concentration of our credit exposure, is with our clearing brokers. The clearing brokers are also the primary source of our short-term financing (securities sold, but not yet purchased), which is collateralized by cash and securities owned by us and held by the clearing brokers. Our securities owned may be pledged by the clearing brokers. The amount receivable from or payable to the clearing brokers represents amounts receivable or payable in connection with the proprietary and customer trading activities. As of June 30, 2008 and December 31, 2007, our cash on deposit with the clearing brokers of $80.1 million and $135.9 million, respectively, was not collateralizing any liabilities to the clearing brokers. In addition to the clearing brokers, we are exposed to credit risk from other brokers, dealers and other financial institutions with which we transact business.
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
     During the quarter ended June 30, 2008, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.
     There were no changes in our internal control over financial reporting in the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     The following describes significant developments with respect to our litigation matters that occurred in the three months ended June 30, 2008, and through the filing date, and should be read in conjunction with our discussion set forth under Note 16 — Commitments, Guarantees and Contingencies in Part VI, Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2007.
New Matters
     In re GT Solar International, Inc. — We have been named as a defendant in a purported class action litigation brought in connection with an initial public offering of GT Solar International, Inc. in July 2008 where we acted as a co-manager. The complaint, filed in the United States District Court for the District of New Hampshire on August 1, 2008, alleges violations of Federal securities laws against GT Solar and certain of its directors and officers as well as GT Solar’s underwriters, including us, based on alleged misstatements and omissions in the registration statement. We believe we have meritorious defenses to the action and intend to vigorously defend such action as it applies to us.
     Wage and Hours Claims — We have been named a defendant in a purported class action lawsuit filed in July 2008 with respect to the alleged misclassification of certain employees as exempt from provisions of California state law requiring the payment of overtime wages. The complaint was filed in the California Superior Court for the County of San Francisco. We believe we have meritorious defenses to these actions and intend to vigorously defend such actions as they apply to us.
Resolved Matters
     In re Intermix Media, Inc. — We had been a defendant in a purported class action lawsuit filed in August 2006 arising out of the sale of Intermix to News Corporation in September 2005. The complaint was filed in the United States District Court for the Central District of California and alleged various misrepresentations and/or omissions of material information that would have demonstrated that the sale was not fair from a financial point of view to the shareholders of Intermix. We acted as a financial advisor to Intermix in connection with the sale and rendered a fairness opinion with respect to the sale. In July 2008 the court dismissed, with prejudice, claims against us.
     In re AirGate PCS, Inc. Securities Litigation — We had been a defendant in a purported class action litigation brought in connection with a secondary offering of AirGate PCS, Inc. in December 2001 where we acted as a co-manager. The complaint, filed in the United States District Court for the Northern District of Georgia on May 17, 2002, alleges violations of Federal securities laws against AirGate and certain of its directors and officers as well as AirGate’s underwriters, including us, based on alleged misstatements and omissions in the registration statement. During the second quarter of 2008 a settlement was reached that did not result in a liability for us.

Item 1A. Risk Factors
     The following discussion supplements the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.
An impairment in the carrying value of goodwill or other intangible assets could negatively effect our consolidated statements of financial position, results of operations and cash flows.
     A substantial portion of our assets arise from goodwill and other intangible assets recorded as a result of our acquisition of Westwind. We are required to perform a test for impairment of such goodwill and other intangible assets, at least annually. If the test resulted in a write down of goodwill and/or other intangible assets, we could incur a significant loss.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Common Stock during the Three Months Ended June 30, 2008
     During the three months ended June 30, 2008, we repurchased the following shares of our common stock from the open market:

		Average Purchase
Month	Number of Shares	Price per Share
April
Share Repurchase(1)	791,255	$6.69
Employee Transactions(2)	371	7.22
May
Share Repurchase(1)	270,800	6.05
June
Share Repurchase(1)	11,121	5.90
Employee Transactions(2)	1,515	6.33

Total	1,075,062	$6.52

(1)	These repurchases were funded through cash and cash equivalents. The shares were classified as treasury stock upon repurchase and we intend to use these shares to settle obligations to deliver common stock in the future to employees who have received Restricted Stock Units under our Equity Incentive Plan.

(2)	Includes shares of common stock that were otherwise scheduled to be delivered to employees in respect of vesting Restricted Stock Units. These shares were withheld from delivery (under the terms of grants under the Equity Incentive Plan) to offset tax withholding obligations of the employee recipients that occur upon the vesting of Restricted Stock Units. In lieu of delivering these shares to the employee recipients, we satisfied a portion of their tax withholding obligations with cash in an amount equivalent to the value of such shares on the scheduled delivery date.
Subsequent Repurchases of Common Stock
     During July 2008, we repurchased an additional 348,376 shares of our common stock from the open market. The shares were classified as treasury stock upon repurchase and we intend to use these shares to settle obligations to deliver common stock in the future to employees who have received Restricted Stock Units under our Equity Incentive Plan.
     These repurchases, as well as the repurchases carried out during the six months ended June 30, 2008, were executed pursuant to an authorization by our Board of Directors to repurchase up to 2,000,000 shares of common stock for the purpose of settling obligations to deliver common stock in the future to employees who have received Restricted Stock Units under our Equity Incentive Plan. Additional repurchases pursuant to this authority may be carried out from time to time in the future. Furthermore, our Board of Directors may authorize additional repurchases for the purpose of settling obligations to deliver common stock in the future to employees who have received Restricted Stock Units under our Equity Incentive Plan.
Item 3. Defaults Upon Senior Securities
     None.

Item 4. Submission of Matters to a Vote of Security Holders
     At our Annual Meeting of Shareholders held on May 19, 2008, our shareholders:
•	elected eight directors to serve for terms expiring at our subsequent Annual Meeting of Shareholders;

•	approved a proposal to amend the Thomas Weisel Partners Group, Inc. Equity Incentive Plan; and

•	ratified the appointment of Deloitte & Touche LLP to serve as our independent registered public accounting firm for 2008.
     Further information regarding these matters is set forth in our 2008 Annual Proxy Statement, filed with the SEC on April 3, 2008.
     The table below shows the results of the shareholders’ voting:

			Votes
		Votes	Withheld /	Broker Non-
	Votes in Favor	Against	Abstentions	Voted
Election of Directors:
Thomas W. Weisel	28,040,234	—	202,265	—
Thomas I.A. Allen	28,087,905	—	154,594	—
Matthew R. Barger	27,499,741	—	742,758	—
Michael W. Brown	28,040,823	—	201,676	—
B. Kipling Hagopian	27,816,266	—	426,233	—
Alton F. Irby III	28,044,809	—	197,690	—
Timothy A. Koogle	27,309,146	—	933,353	—
Michael G. McCaffery	28,082,182	—	160,317	—

Proposal to amend the Thomas Weisel Partners Group, Inc. Equity Incentive Plan	17,194,711	9,849,092	1,000	1,197,696

Ratification of independent registered public accounting firm	28,239,397	1,267	1,835	—
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

THOMAS WEISEL PARTNERS GROUP, INC.

Date: August 7, 2008	By:	/s/ Thomas W. Weisel

Name: Thomas W. Weisel
Title: Chairman and Chief Executive Officer

Date: August 7, 2008	By:	/s/ Shaugn S. Stanley

Name: Shaugn S. Stanley
Title: Chief Financial Officer

S-1

EXHIBIT INDEX

		Incorporated by Reference
Exhibit			File	Date of	Exhibit	Filed
Number	Exhibit Description	Form	Number	First Filing	Number	Herewith

2.1	Plan of Reorganization and Merger Agreement, dated as of October 14, 2005, by and among Thomas Weisel Partners Group LLC, Thomas Weisel Partners Group, Inc. and TWPG Merger Sub LLC	S-1/A	333-129108	12/13/2005	2.1
2.2	Agreement and Plan of Merger between Thomas Weisel Partners Group, Inc. and Thomas Weisel Partners Group LLC	10-K	000-51730	3/29/2006	2.2
2.3	Arrangement Agreement dated as of September 30, 2007 by and among Thomas Weisel Partners Group, Inc., TWP Acquisition Company (Canada), Inc., Westwind Capital Corporation, and Lionel Conacher, as Shareholders’ Representative	8-K	000-51730	10/1/2007	2.1
3.1	Certificate of Incorporation	S-1	333-129108	10/19/2005	3.1
3.2	By-Laws	S-1	333-129108	10/19/2005	3.2
3.3	Certificate of Designations, Preferences and Rights of the Special Voting Preferred Stock of Thomas Weisel Partners Group, Inc.	8-K	000-51730	1/1/2008	3.3
4.1	Form of Common Stock Certificate	10-K	000-51730	3/29/2006	4.1
4.2	Registration Rights Agreement	10-K	000-51730	3/29/2006	4.2
4.3	Warrant	10-K	000-51730	3/29/2006	4.3
10.1	Second Amended and Restated Thomas Weisel Partners Group, Inc. Equity Incentive Plan	—	—	—	—	X
10.2	Form of Thomas Weisel Partners Group, Inc. Equity Incentive Plan and Bonus Plan Performance Award Agreement	8-K	000-51730	6/5/2008	99.1
10.3	Form of Equity Incentive Plan Performance Award Agreement (Performance Based, August 2008)	8-K	000-51730	8/1/2008	99.2
10.4	Form of Restricted Stock Unit Award Agreement (Time Based, August 2008)	8-K	000-51730	8/1/2008	99.3
10.5	Form of Restricted Stock Unit Award Agreement	8-K	000-51730	8/1/2008	99.4
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	—	—	—	—	X
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	—	—	—	—	X
32.1	Section 1350 Certification of Chief Executive Officer	—	—	—	—	X
32.2	Section 1350 Certification of Chief Financial Officer	—	—	—	—	X

E-1