Form 10-Q
period 2008-09-30
Thomas Weisel Partners Group, Inc.
filed 2008-11-07
CIK 1340354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.

Commission File Number: 000-51730

Thomas Weisel Partners Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-3550472
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 5, 2008 there were 30,814,420 shares of the registrant’s common stock outstanding, including 6,639,478 exchangeable shares of TWP Acquisition Company (Canada), Inc., a wholly-owned subsidiary of the registrant. Each exchangeable share is exchangeable at any time into a share of common stock of the registrant, entitles the holder to dividend and other rights substantially economically equivalent to those of a share of common stock, and, through a voting trust, entitles the holder to a vote on matters presented to common shareholders.

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$110,443	$157,003
Restricted cash	6,718	6,718
Securities owned	48,218	220,440
Receivable from clearing brokers	6,328	—
Corporate finance and syndicate receivables—net of allowance for doubtful accounts of $308 and $725, respectively	4,6811	18,609
Investments in partnerships and other securities	49,369	60,502
Other investments	10,792	51,184
Property and equipment—net of accumulated depreciation and amortization of $100,796 and $93,389, respectively	20,773	21,317
Receivables from related parties—net of allowance for doubtful loans of $1,880 and $1,849, respectively	2,7511	3,190
Other intangible assets—net of accumulated amortization of $11,564 and zero, respectively	31,1677	—
Deferred tax asset	36,9722	21,093
Other assets	45,3033	26,624
Total assets	$373,5155	$586,680

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Securities sold, but not yet purchased	$23,514	$163,933
Payable to clearing brokers	190	4,778
Accrued compensation	22,130	56,863
Accrued expenses and other liabilities	57,308	60,094
Notes payable	21,999	27,385
Deferred tax liability	11,326	—
Total liabilities	136,467	313,053

Commitments and contingencies (Refer to Note 14 to the unaudited condensed consolidated financial statements)	—	—

Shareholders’ equity:
Exchangeable common stock—par value $0.01 per share, 6,639,478 and zero shares authorized, issued and outstanding, respectively	66	—
Common stock—par value $0.01 per share, 100,000,000 shares authorized, 25,683,803 and 25,235,470 shares issued, respectively	257	252
Additional paid–in capital	478,164	358,720
Accumulated deficit	(222,299)	(85,188)
Accumulated other comprehensive loss—net of tax benefits	(9,723)	(157)
Treasury stock—at cost, 1,517,247 and zero shares, respectively	(9,417)	—
Total shareholders’ equity	237,048	273,627

Total liabilities and shareholders’ equity	$373,515	$586,680

See accompanying notes to unaudited condensed consolidated financial statements.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Investment banking	$17,531	$25,542	$51,966	$94,439
Brokerage	33,652	30,344	104,646	85,426
Asset management	(2,329)	6,714	(115)	26,711
Interest income	1,828	3,799	6,701	12,686
Other revenue	—	—	—	920
Total revenues	50,682	66,399	163,198	220,182
Interest expense	(1,636)	(2,687)	(5,214)	(8,042)
Net revenues	49,046	63,712	157,984	212,140

Expenses excluding interest:
Compensation and benefits	36,869	38,304	119,046	119,689
Brokerage execution, clearance and account administration	7,461	5,287	20,333	14,970
Communications and data processing	5,502	4,642	17,101	13,794
Depreciation and amortization of property and equipment	1,901	1,536	5,721	4,781
Amortization of other intangible assets	3,833	—	11,564	—
Goodwill impairment	92,597	—	92,597	—
Marketing and promotion	3,329	3,868	11,151	10,523
Occupancy and equipment	7,588	5,134	18,249	13,835
Other expenses	9,445	7,055	25,039	17,351
Total expenses excluding interest	168,525	65,826	320,801	194,943

Income (loss) before taxes	(119,479)	(2,114)	(162,817)	17,197
Provision for taxes (tax benefit)	(10,300)	(1,314)	(25,706)	5,994
Net income (loss)	$(109,179)	$(800)	$(137,111)	$11,203

Net income (loss) per share:
Basic net income (loss) per share	$(3.41)	$(0.03)	$(4.22)	$0.43
Diluted net income (loss) per share	$(3.41)	$(0.03)	$(4.22)	$0.42

Weighted average shares used in computation of per share data:
Basic weighted average shares outstanding	31,992	26,196	32,498	26,188
Diluted weighted average shares outstanding	31,992	26,196	32,498	26,539

See accompanying notes to unaudited condensed consolidated financial statements.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2008	2007

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(137,111)	$11,203
Non-cash items included in net income (loss):
Depreciation and amortization of property and equipment	5,721	4,781
Amortization of other intangible assets	11,564	—
Goodwill impairment	92,597	—
Share-based compensation expense	13,013	9,209
Excess tax benefits from share-based compensation	—	(19)
Deferred tax benefit	(18,910)	(986)
Provision for doubtful corporate finance and syndicate receivable accounts	862	625
Provision (credit) for facility lease loss	2,555	(208)
Deferred rent expense	(519)	(533)
Unrealized and realized loss (gain) on investments in partnership and other securities and other investments—net	4,414	(14,276)
Unrealized loss on warrants—net	5,246	—
Interest amortization on notes payable	749	784
Other	(98)	44
Net effect of changes in operating assets and liabilities—net of effects from acquisition:
Cash segregated under Federal or other regulations	—	(250)
Securities owned and securities sold, but not yet purchased—net	34,046	(6,045)
Corporate finance and syndicate receivables—net	16,847	9,420
Distributions from investment partnerships	6,902	7,250
Other assets	(19,593)	(10,471)
Receivable from/payable to clearing brokers—net	(4,434)	(11,188)
Accrued expenses and other liabilities	(19,768)	(7,046)
Accrued compensation	(47,587)	(22,460)
Net cash used in operating activities	(53,504)	(30,166)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,469)	(1,846)
Sale of property and equipment	262	—
Acquisition—net of cash received	(8,109)	—
Partnership investments purchased	(3,895)	(2,019)
Purchases of other investments	(3,292)	(112,143)
Proceeds from sale of other investments	44,146	94,910
Net cash provided by (used in) investing activities	25,643	(21,098)

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of capital lease obligations	(110)	(65)
Addition of notes payable	—	25,000
Repayment of notes payable	(6,117)	(29,833)
Excess tax benefits from share-based compensation	—	19
Cash paid for net settlement of equity awards	(936)	—
Share repurchases	(9,417)	(1,242)
Net cash used in financing activities	(16,580)	(6,121)

Effect of exchange rate changes on cash and cash equivalents	(2,119)	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(46,560)	(57,385)
CASH AND CASH EQUIVALENTS—Beginning of period	157,003	144,085
CASH AND CASH EQUIVALENTS—End of period	$110,443	$86,700

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$4,262	$7,213
Cash paid for taxes	$6,171	$14,270

Non-cash operating activities:
Warrants received as partial payment for investment banking services	$1,049	$—
Non-cash investing activities:
Issuance of common shares and exchangeable common shares for acquisition of Westwind	$107,450	$—
Addition of capital lease obligations	$247	$—

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

The Company conducts its investment banking, brokerage and research business through the following subsidiaries:

•
Thomas Weisel Partners LLC (“TWP”) – TWP is a registered broker-dealer under the Securities Exchange Act of 1934, is a member of the New York Stock Exchange, Inc. (“NYSE”), American Stock Exchange and the Financial Industry Regulatory Authority (“FINRA”) and is also a registered introducing broker under the Commodity Exchange Act and a member of the National Futures Association. TWP introduces on a fully disclosed basis its proprietary and customer securities transactions to other broker-dealers for clearance and settlement. TWP conducts certain of its activities through affiliates and branch offices in Canada and the United Kingdom (“U.K.”) and through a representative office in Switzerland.

•
Thomas Weisel Partners Canada Inc. (“TWPC”) – TWPC is an investment dealer registered in the Canadian provinces of Ontario, Quebec, Alberta, British Columbia, Saskatchewan, Manitoba and Nova Scotia and is a member of the Investment Industry Regulatory Organization of Canada. TWPC introduces on a fully disclosed basis its proprietary and customer securities transactions to another broker-dealer for clearance and settlement.

•
Thomas Weisel Partners International Limited (“TWPIL”) – TWPIL is a U.K. securities firm authorized by the Financial Services Authority in the U.K.  In September 2008, TWPIL acquired the business and net assets of Thomas Weisel Partners (UK) Limited (“TWP UK”), both wholly owned subsidiaries, in exchange for shares of capital stock in TWPIL.

•
Thomas Weisel Partners (USA), Inc. (“TWP USA”) – TWP USA is a U.S. broker-dealer and is registered with the Securities and Exchange Commission and FINRA. Under an operating agreement it has with TWPC, TWP USA introduces on a fully disclosed basis its proprietary and customer securities transactions to another broker-dealer for clearance and settlement.  Subsequent to September 30, 2008, in October 2008 the business of TWP USA was consolidated with and into the business of TWP.

TWPC, TWP UK and TWP USA were acquired by the Company in January 2008 as a result of its acquisition of Westwind Capital Corporation (refer to Note 2 – Acquisition).

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

NOTE 2 – ACQUISITION

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

The purchase price was allocated between the business acquisition and the non-compete agreements executed with Westwind’s employee shareholders on a fair value basis.  Total consideration was approximately $156 million, which consisted of $45 million in cash, 7,009,112 shares of the Company’s common stock valued at $15.35 per share (based on the average closing price over a five day period starting two days prior to the acquisition announcement date of October 1, 2007 and ending two days after the announcement date) and direct acquisition costs of $3.1 million consisting primarily of legal, accounting and advisory fees.  Common stock issued includes 6,639,478 exchangeable shares, which are shares issued by a Canadian subsidiary of the Company and are exchangeable for shares of the Company’s common stock.

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

The following sets forth the Company’s allocation of the purchase price consideration (in thousands):

Cash	$36,891
Securities owned	9,917
Goodwill	98,204
Other intangible assets	21,000
Other tangible liabilities assumed–net	(19,284)
Deferred tax liabilities on acquired identifiable intangible assets	(7,106)

Total purchase price allocation for the business acquisition	139,622

Non-compete agreements	24,033
Deferred tax liability on acquired non-compete agreements	(8,133)

Total consideration	$155,522

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

We recorded goodwill as of the acquisition date of $98.2 million as a result of the premium paid to acquire a full service investment bank with seasoned banking and institutional personnel primarily focused on the energy and mining sectors of the economy.

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the Company is required to annually evaluate goodwill to determine whether it is impaired.  Goodwill is also required to be tested between annual impairment tests if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount.

During the nine months ended September 30, 2008, the Company experienced a significant decline in its market capitalization which was affected by the uncertainty in the financial markets.  Further, the tightening of the credit markets contributed to a sharp decline in the Company’s capital raising activities and a significant decrease in revenues during this same period.  Based on the adverse change in business climate and the Company’s perception that the climate is unlikely to change in the near term, the Company recorded an estimated full impairment charge to the goodwill asset of $92.6 million.  The estimated impairment charge was determined based on an estimated fair value of the Company utilizing a discounted cash flow analysis, reconciled to the Company’s market capitalization.  In accordance with the testing requirements of SFAS No. 142, the Company expects to complete its test of goodwill during the fourth quarter of 2008 but does not expect that the completed test will result in any changes to the estimated impairment charge.  The difference between the goodwill balance recorded on the acquisition date and the amount impaired during the three months ended September 30, 2008 is due to the currency translation adjustment of $5.6 million.

The following sets forth the other intangible assets recorded as a result of the Westwind acquisition (dollar amounts in thousands):

	Fair Value January 2, 2008	Accumulated Amortization September 30, 2008	Net Book Value September 30, 2008	Useful Life

Customer relationships	$18,400	$3,595	$14,805	7.5 years
Non-compete agreements	24,033	6,009	18,024	3.0 years
Investment banking backlog	2,600	1,960	640	1.0 years

Total other intangible assets	$45,033	$11,564	$33,469

The difference between the net book value of the other intangible assets presented above and the amount presented within the consolidated statements of financial condition is due to a currency translation adjustment of $2.3 million.

In performing the purchase price allocation, the Company considered, among other factors, its intention for future use of the acquired assets, analyses of historical financial performance and estimates of future performance of Westwind’s operations.  The fair value of other intangible assets was based on the income approach.

The following sets forth the amortization of the other intangible assets based on accelerated and straight-line methods of amortization over the respective useful lives as of September 30, 2008 (in thousands):

Remainder of 2008	$3,833
2009	11,732
2010	10,889
2011	2,200
2012	1,720
Thereafter	3,095

Total amortization	$33,469

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information for the three and nine months ended September 30, 2007 give effect to the Company’s acquisition of Westwind as if the acquisition had occurred as of January 1, 2007. The unaudited pro forma financial information is based on historical financial statements of the Company and Westwind.

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

The following sets forth the unaudited pro forma financial information for the three and nine months ended September 30, 2007 (in thousands, except per share data):

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007

Pro forma net revenues	$80,953	$271,224
Pro forma income (loss) before taxes	$(4,234)	$15,845
Pro forma net income (loss)	$(2,392)	$9,815

Pro forma net income (loss) per share:
Pro forma basic net income (loss) per share	$(0.07)	$0.30
Pro forma diluted net income (loss) per share	$(0.07)	$0.29

Pro forma weighted average shares used in the computation of per share data:
Pro forma basic weighted average shares outstanding	33,205	33,197
Pro forma diluted weighted average shares outstanding	33,205	33,548

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

The Company’s financial assets and liabilities measured and reported at fair value are classified and disclosed in one of the following categories:

•
Level 1 – Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level 1 include listed equities. As required by SFAS No. 157, the Company does not adjust the quoted price for these investments, even in situations where it holds a large position and a sale could reasonably be expected to affect the quoted price.

•
Level 2 – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Investments which are generally included in this category are convertible bonds and other debt securities.

•
Level 3 – Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Investments that are included in this category generally are general partnership interests in private investment funds, warrants and convertible bonds that cannot be publicly offered or sold unless registration has been affected under the Securities Act of 1933.

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

Statement of Financial Accounting Standards No. 141R – “Business Combinations” (“SFAS No. 141R”). In December 2007, the FASB issued SFAS No. 141R, which improves the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption of SFAS No. 141R is not permitted. The Company plans to adopt SFAS No. 141R on January 1, 2009, and adoption is not expected to have an impact on the Company’s condensed consolidated statements of financial condition, operations and cash flows.

Statement of Financial Accounting Standards No. 160 – “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (“SFAS No. 160”). In December 2007, the FASB issued SFAS No. 160, which improves the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption of SFAS No. 160 is not permitted. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 160 will have on its condensed consolidated statements of financial condition, operations and cash flows.

Statement of Financial Accounting Standards No. 161 – “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133” (“SFAS No. 161”). In March 2008, the FASB issued SFAS No. 161, which enhances disclosures about an entity’s derivative instruments and hedging activities and thereby improves the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. Early adoption of SFAS No. 161 is encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company plans to adopt SFAS No. 161 on January 1, 2009 and adoption is not expected to have an impact on the Company’s condensed consolidated statements of financial condition, operations and cash flows.

Statement of Financial Accounting Standards No. 162 – “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). In May 2008, the FASB issued SFAS No. 162, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 is effective as of November 15, 2008. As adoption of SFAS No. 162 is not expected to result in a change in current practice, the Company’s adoption of SFAS No. 162 will not have an impact on its condensed consolidated statements of financial condition, operations and cash flows.

NOTE 4 — SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED

Securities owned and securities sold, but not yet purchased were as follows (in thousands):

	September 30, 2008		December 31, 2007
		Sold, But		Sold, But
		Not Yet		Not Yet
	Owned	Purchased	Owned	Purchased

Equity securities	$21,300	$23,514	$30,957	$130,252
Convertible bonds	25,360	—	189,483	18,351
Warrants	1,558	—	—	—
U.S. Treasury securities	—	—	—	15,330

Total securities owned and securities sold, but not yet purchased	$48,218	$23,514	$220,440	$163,933

At September 30, 2008 and December 31, 2007, securities sold, but not yet purchased were collateralized by securities owned that are held at the clearing brokers.

Convertible bonds include certain securities that cannot be publicly offered or sold unless registration has been affected under the Securities Act of 1933. At September 30, 2008 the Company did not hold any of these securities and at December 31, 2007 the estimated fair value of these securities included in the convertible bonds owned was $15.9 million.

Warrants are received from time to time as partial payment for investment banking services. The warrants provide the Company with the right to purchase common shares in both public and private companies.  All warrants were non-transferable as of September 30, 2008 and certain of them have restricted periods during which the warrant may not be exercised.

NOTE 5 — INVESTMENTS IN PARTNERSHIPS AND OTHER SECURITIES

Investments in partnerships and other securities primarily consist of investments in private equity partnerships and direct investments in private companies. Included in private equity partnerships are general partner interests in investment partnerships and the adjustments recorded to reflect these investments at fair value. The Company waived certain management fees with respect to certain of these partnerships through March 31, 2007. These waived fees constitute deemed contributions to the investment partnerships that serve to satisfy the Company’s general partner commitment, as provided in the underlying investment partnerships’ partnership agreements. The Company may be allocated a special profits interest in respect of previously waived management fees based on the subsequent investment performance of the respective partnerships.

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

NOTE 6 — OTHER INVESTMENTS

Other investments consist of investments with maturities greater than three months from the date of purchase and were recorded at fair value as follows (in thousands):

	September 30, 2008	December 31, 2007

Auction rate securities	$9,456	$46,150
Municipal debt securities	—	4,016
Other	1,336	1,018

Total other investments	$10,792	$51,184

As of September 30, 2008, the Company held auction rate securities (“ARS”) with a par value of $9.7 million and carrying value of $9.5 million.  The ARS are variable rate debt instruments, having long-term maturity dates (approximately 26 to 31 years), but whose interest rates are reset through an auction process, most commonly at intervals of 7, 28 and 35 days. The interest earned on these investments is exempt from Federal income tax. All of the Company’s ARS are backed by pools of student loans and are rated Aaa/Aa3 and AAA/Aaa at September 30, 2008 and December 31, 2007, respectively. During the three months ended September 30, 2008 the Company had an auction rate security redeemed at par in the amount of $0.7 million.  The Company continues to receive interest when due on its ARS and expects to continue to receive interest when due in the future.  The weighted-average Federal tax exempt interest rate was 5.4% for September 2008.

In January 2008, the Company sold a substantial portion of its ARS holdings at par and used the proceeds to partially fund its acquisition of Westwind.  Subsequent to January 2008, auction failures increased significantly. While it was not unusual for supply to outweigh demand, banks running the auctions had historically absorbed the excess supply in order to ensure a successful auction and a liquid market. This process came to a halt as the result of the dislocation in the credit markets during 2008.

The principal balance of the Company’s ARS will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers and the underwriters establish a different form of financing to replace these securities or final payments come due according to the contractual maturities.  As a result of the auction failures, the Company evaluates the credit risk and compares the yields on its ARS to similarly rated municipal issues.  The Company’s valuation of its ARS assesses the credit and liquidity risks associated with the securities and determines the fair values based on a discounted cash flow analysis.  Key assumptions of the discounted cash flow analysis included the following:

Coupon Rate – In determining fair value the Company uses an average near term historical interest rate for these issues rather than a rate at a specific point in time which may over or underestimate expected future interest payments.  It is the Company’s experience that average near term historical rates are a better predictor of future interest payments due to the significant period to period fluctuations in rates and the lack of transparency in how these rates are determined.  The average near term historical rates ranged from 3.7% to 6.4%.

Discount Rate – The Company’s discount rate was based on a spread over the AAA Municipal General Revenue yield curve and consisted of a spread of 475 bps over this yield curve which the Company adjusted down to 65 bps over periods of time ranging from eight to sixteen quarters.  This spread is included in the discount rate to reflect the current and expected illiquidity, which the Company expects to trend toward the mean, in the ARS market.  The average spread between the Company’s ARS and the AAA Municipal General Revenue yield curve between August 2004 and August 2007, a period in which auctions were not likely to fail, averaged less than 10 basis points.

Timing of Liquidation – The Company’s cash flow projections consisted of various scenarios for each security wherein it valued the ARS to points in time where it was in the interest of the issuer, based on the fail rate, to redeem the securities.  The Company’s concluded values for each security were based on the average valuation of these various scenarios.  For the securities analyzed, the shortest average time to liquidation was assumed to be 16.5 months.

Based on the results of the discounted cash flow analysis, the Company determined that its ARS had a fair value decline of $0.2 million during the nine months ended September 30, 2008 which is recorded in asset management revenues on the condensed consolidated statements of operations.

NOTE 7 — RELATED PARTY TRANSACTIONS

Receivables from related parties consisted of the following (in thousands):

	September 30, 2008	December 31, 2007

Co-Investment Fund loans to employees and former employees	$3,947	$3,973
Employee loans and other related party receivables	684	1,066
Less – Allowance for doubtful loans	(1,880)	(1,849)

Total receivables from related parties	$2,751	$3,190

Related Party Loans

Employee Loans — The Company from time to time prior to its initial public offering made unsecured loans to its employees. These loans were not part of a Company program, but were made as a matter of course. The Company previously established a reserve for the face value of these loans.  In June 2007, two employees entered into agreements with the Company that provide for repayment of the loans by December 31, 2008, if they have not already been repaid, from funds generated through repurchase by the Company of shares of the Company’s common stock held by the employees. As a result of these agreements, the Company reversed a previously established reserve of $0.8 million in June 2007.

In September 2008, the two employees collectively repaid $0.2 million of their outstanding loan balances through the repurchase by the Company of shares of the Company’s common stock held by the employees.  The shares repurchased by the Company as a result of this transaction are included in treasury stock at September 30, 2008.  In addition, in September 2008, the two employees and the Company amended the agreements described above to extend the repayment date of the loans to February 2011.  As of September 30, 2008, the fair market value of the Company’s common stock held by each of the employees was greater than the outstanding amount of their loans.

Other Related Party Transactions

The Company provides personal office services to Mr. Weisel, its Chairman and Chief Executive Officer. In accordance with an agreement he has with the Company, Mr. Weisel reimburses the Company for out-of-pocket expenses the Company incurs for these services. Amounts incurred by the Company for these services for the three months ended September 30, 2008 and 2007 were approximately $73,000 and $87,000, respectively. Amounts incurred for the nine months ended September 30, 2008 and 2007 were approximately $264,000 and $249,000, respectively. The receivable from Mr. Weisel at September 30, 2008 and December 31, 2007 was approximately $73,000 and $160,000, respectively.

In addition, Mr. Weisel and certain other employees of the Company from time to time use an airplane owned by Ross Investments Inc. (“Ross”), an entity wholly-owned by Mr. Weisel, for business travel. The Company and Ross have adopted a time-sharing agreement in accordance with Federal Aviation Regulation 91.501 to govern the Company’s use of the Ross aircraft, pursuant to which the Company reimburses Ross for the travel expenses in an amount generally comparable to the expenses the Company would have incurred for business travel on commercial airlines for similar trips. For the three months ended September 30, 2008 and 2007, the Company paid approximately $15,000 and $57,000, respectively, and for the nine months ended September 30, 2008 and 2007, the Company paid approximately $47,000 and $131,000, respectively, to Ross on account of such expenses. These amounts are included in marketing and promotion expense within the condensed consolidated statements of operations. As of September 30, 2008 and December 31, 2007, the Company did not have any amounts payable to Ross.

NOTE 8 — NOTES PAYABLE

Notes payable consisted of the following (in thousands):

	September 30, 2008		December 31, 2007
	Principal Amount	Carrying Amount	Principal Amount	Carrying Amount

Senior Note, floating mid-term AFR (4) + 2.25% (1)	$13,000	$12,434	$13,000	$12,267
Senior Note, floating mid-term AFR (4) + 2.25% (1)	10,000	9,565	10,000	9,436
Contingent Payment Senior Note, non interest bearing (2)	—	—	2,384	1,948
Secured Note, floating at LIBOR + 2.85% (3)	—	—	3,734	3,734

Total notes payable	$23,000	$21,999	$29,118	$27,385

(1)
The Company has recorded the debt principal at a discount to reflect the below-market stated interest rate of these notes at inception. The Company amortizes the discount to interest expense so that the interest expense approximates the Company’s incremental borrowing rate.  The effective interest rates at September 30, 2008 and December 31, 2007 were 5.22% and 6.65%, respectively.

(2)
The Contingent Payment Senior Note has a variable due date based upon distributions received from certain private equity funds. The Company recorded the debt principal at a discount and amortized the discount to interest expense so that the interest expense on this non-interest bearing note approximated the Company’s incremental borrowing rate. During the three and nine months ended September 30, 2008, the Company received $1.9 million and $2.9 million, respectively, in distributions that were used to repay principal on this note. During the three and nine months ended September 30, 2007, the Company received $0.6 million and $2.0 million, respectively, in distributions that were used to repay principal on this note.  The effective interest rate at December 31, 2007 was 6.98%. The note was paid in full in September 2008.

(3)	The note was paid in full in May 2008.

(4)	Applicable Federal Rate.

As of September 30, 2008 and December 31, 2007, the fair value for each of the notes payable presented above approximates the carrying value as of September 30, 2008 and December 31, 2007, respectively.

In April 2008, TWP entered into a $25.0 million revolving note and subordinated loan agreement with its primary clearing broker. This facility has not been drawn on since it was entered into.

The weighted-average interest rate for notes payable was 5.38% and 6.96% at September 30, 2008 and December 31, 2007, respectively.

The principal balances for the notes payable as of September 30, 2008 are due in February 2011.

Covenants

The Senior Notes include financial covenants including restrictions on additional indebtedness and requirements that the notes are repaid should the Company enter into a transaction to liquidate or dispose of all or substantially all of its property, business or assets. The Company was in compliance with all covenants at September 30, 2008.

NOTE 9 – FINANCIAL INSTRUMENTS

The following is a summary of the fair value of the major categories of financial instruments held by the Company (in thousands):

	September 30, 2008	December 31, 2007

Assets
Securities owned	$48,218	$220,440
Investments in partnerships and other securities	49,369	60,502
Other investments	10,792	51,184

Total assets	$108,379	$332,126

Liabilities
Securities sold, but not yet purchased	$23,514	$163,933

Total liabilities	$23,514	$163,933

The following is a summary of the Company’s financial assets and liabilities as of September 30, 2008 that are accounted for at fair value on a recurring basis by level in accordance with the fair value hierarchy described in Note 3 – Recent Accounting Pronouncements (in thousands):

	Level 1	Level 2	Level 3	Total

Assets
Securities owned
Equity securities	$16,959	$4,341	$—	$21,300
Convertible bonds	—	25,360	—	25,360
Warrants	—	—	1,558	1,558

Investments in partnerships and other securities	—	—	49,369	49,369

Other investments
Auction rate securities	—	—	9,456	9,456
Other	—	—	1,336	1,336

Total assets	$16,959	$29,701	$61,719	$108,379

Liabilities
Securities sold, but not yet purchased
Equity securities	$23,514	$—	$—	$23,514

Total liabilities	$23,514	$—	$—	$23,514

The following is a summary of changes in fair value of the Company’s financial assets that have been classified as Level 3 for the three months ended September 30, 2008 (in thousands):

	Convertible Bonds Owned	Warrants	Investments in Partnerships and Other Securities		Auction Rate Securities	Other	Total

Balance—June 30, 2008	$3,330	$4,539	$54,171		$10,114	$1,386	$73,540

Realized and unrealized gains (losses)—net	58	(2,771)	(4,175)		42	(50)	(6,896)
Purchases, sales, issuances and settlements—net	(3,388)	13 (1)	(627	) (2)	(700)	—	(4,702)
Cumulative translation adjustment	—	(223)	—		—	—	(223)
Transfers in (out)—net	—	—	—		—	—	—

Balance—September 30, 2008	$—	$1,558	$49,369		$9,456	$1,336	$61,719

(1)	Warrants are received from time to time as partial payment for investment banking services. During the three months ended September 30, 2008, the Company did not exercise any warrants that it held.

(2)	Represents the net of contributions to and distributions from investments in partnerships and other securities.

The following is a summary of changes in fair value of the Company’s financial assets that have been classified as Level 3 for the nine months ended September 30, 2008 (in thousands):

	Convertible Bonds Owned		Warrants	Investments in Partnerships and Other Securities		Auction Rate Securities	Other	Total

Balance—December 31, 2007	$15,941		$—	$60,502		$—	$1,018	$77,461

Realized and unrealized gains (losses)—net	(1,830)		(5,246)	(8,124)		(194)	(83)	(15,477)
Purchases, sales, issuances and settlements—net	(7,054)		7,139 (1)	(3,009	) (2)	1,100	401	(1,423)
Cumulative translation adjustment	—		(335)	—		—	—	(335)
Transfers in (out)—net	(7,057	) (3)	—	—		8,550	—	1,493

Balance—September 30, 2008	$—		$1,558	$49,369		$9,456	$1,336	$61,719

(1)
On January 2, 2008, the Company acquired $7.7 million of warrants as a result of the Westwind acquisition.  Other warrants are received from time to time as partial payment for investment banking services.  During the nine months ended September 30, 2008, the Company exercised $0.8 million of warrants.

(2)	Represents the net of contributions to and distributions from investments in partnerships and other securities.

(3)
Represents convertible bonds that were registered under the Securities Act of 1933 during the nine months ended September 30, 2008 that previously could not be publicly offered or sold as registration had not yet been affected under the Securities Act of 1933.

During the three months ended March 31, 2008, ARS for which the auctions failed and where no secondary market has developed were moved to Level 3, as the assets were subject to valuation using unobservable inputs.  These ARS continued to be classified in Level 3 through September 30, 2008.

The total net unrealized losses during the three and nine months ended September 30, 2008 of $7.0 million and $13.6 million, respectively, relates to financial assets held by the Company as of September 30, 2008.

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

NOTE 10 — NET INCOME (LOSS) PER SHARE

The following table is a reconciliation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income (loss)	$(109,179)	$(800)	$(137,111)	$11,203

Basic weighted average shares outstanding	31,992	26,196	32,498	26,188

Effect of dilutive securities:
Weighted average restricted stock units	—	—	—	287
Weighted average stock options	—	—	—	—
Weighted average warrant	—	—	—	64

Diluted weighted average shares outstanding	31,992	26,196	32,498	26,539

Net income (loss) per share:
Basic net income (loss) per share	$(3.41)	$(0.03)	$(4.22)	$0.43
Diluted net income (loss) per share	$(3.41)	$(0.03)	$(4.22)	$0.42

Potential dilutive shares consist of the incremental common stock issuable for outstanding restricted stock units, stock options and a warrant (both vested and non-vested) using the treasury stock method. Potential dilutive shares are excluded from the computation of net income (loss) per share if their effect is anti-dilutive. The anti-dilutive stock options totaled 85,216 for the three and nine months ended September 30, 2008 and 2007.  The anti-dilutive warrant totaled 486,486 shares for the three and nine months ended September 30, 2008 and 2007.

NOTE 11 — COMPREHENSIVE INCOME (LOSS)

The following table is a reconciliation of net income (loss) reported in our condensed consolidated statements of operations to comprehensive income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net income (loss)	$(109,179)	$(800)	$(137,111)	$11,203
Currency translation adjustment	(6,762)	—	(9,566)	95

Comprehensive income (loss)	$(115,941)	$(800)	$(146,677)	$11,298

NOTE 12 — SHARE-BASED COMPENSATION

The Thomas Weisel Partners Group, Inc. Second Amended and Restated Equity Incentive Plan (the “Equity Incentive Plan”) provides for awards of non-qualified and incentive stock options, restricted stock and restricted stock units and other share-based awards to officers, directors, employees, consultants and advisors of the Company. At the Company’s Annual Meeting of Shareholders on May 19, 2008, the Company’s shareholders approved an amendment to the Equity Incentive Plan to, among other things, increase the maximum number of shares that may be issued thereunder by 5,000,000 shares. At September 30, 2008 the total number of shares issuable under the Equity Incentive Plan was 11,150,000 shares.  Awards of stock options and restricted stock units reduce the number of shares available for future issuance.  The number of shares available for future issuance under the Equity Incentive Plan at September 30, 2008 was approximately 2,290,000 shares.

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

The fair value of each option award is estimated on the date of grant using a Black-Scholes Merton option pricing model with the following weighted-average assumptions for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30,
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

A summary of option activity under the Equity Incentive Plan for the nine months ended September 30, 2008 is presented below:

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value
			(in years)	(in thousands)
Outstanding—December 31, 2007	85,216	$19.87	8.94	$—

Granted	183,333	6.00	10.00	—
Exercised	—	—	—	—
Cancelled	—	—	—	—
Expired	—	—	—	—

Outstanding—September 30, 2008	268,549	$10.40	9.18	$445

Exercisable—September 30, 2008	256,235	$9.81	9.26	$445

As of September 30, 2008, there were 256,235 options vested.  The Company has assumed that there will be no forfeitures of the non-vested options outstanding as of September 30, 2008 and therefore expects the total amount to vest over their remaining vesting period.

As of September 30, 2008, the total unrecognized compensation expense related to non-vested options was approximately $0.1 million. This cost is expected to be recognized over a weighted-average period of 1.5 years.

The Company will issue new shares of common stock upon exercise of stock options.

Restricted Stock Units

A summary of non-vested restricted stock unit activity for the nine months ended September 30, 2008 is presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value
Non-vested—December 31, 2007	2,341,570	$16.71

Issued	6,785,319	7.33
Vested	(759,846)	16.25
Cancelled	(1,043,885)	12.74

Non-vested—September 30, 2008	7,323,158	$8.63

The fair value of the shares vested during the three and nine months ended September 30, 2008 was $0.4 million and $7.9 million, respectively. The fair value for the shares vested during the three and nine months ended September 30, 2007 was $0.6 million and $11.0 million, respectively.

As of September 30, 2008, there was $45.3 million of total unrecognized compensation expense related to non-vested restricted stock unit awards. This cost is expected to be recognized over a weighted-average period of 2.8 years.

The Company recorded $5.0 million and $13.0 million in non-cash compensation expense with respect to grants of restricted stock units during the three and nine months ended September 30, 2008, respectively. The Company recorded $3.3 million and $9.2 million in non-cash compensation expense with respect to grants of restricted stock units during the three and nine months ended September 30, 2007, respectively.

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

On January 1, 2007, the Company adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN No. 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, and prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken, or expected to be taken in a tax return.  FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is subject to Federal and state tax authority examination on the 2007 and 2006 tax years.  The adoption of FIN 48 did not have a material impact on the Company’s condensed consolidated statements of financial condition, operations and cash flows.  During the nine months ended September 30, 2008, there have been no changes in uncertain tax positions that have had a material impact to the Company’s tax positions.

The Company’s effective tax rate for the three and nine months ended September 30, 2008 was 8.6% and 15.8%, respectively. The effective tax rate for the three and nine months ended September 30, 2007 was 62.2% and 34.9%, respectively.

NOTE 14 — COMMITMENTS, GUARANTEES AND CONTINGENCIES

Commitments

Lease Commitments

The Company leases office space and computer equipment under noncancelable operating leases which extend to 2016 and which may be extended as prescribed under renewal options in the lease agreements. The Company has entered into several noncancelable sub-lease agreements for certain facilities or floors of facilities which are co-terminus with the Company’s lease for the respective facilities or floors of facilities.  Facility and computer equipment lease expenses charged to operations for the three months ended September 30, 2008 and 2007 was $4.0 million and $4.2 million, respectively.  Facility and computer equipment lease expenses charged to operations for the nine months ended September 30, 2008 and 2007 was $12.2 million and $11.1 million, respectively.

During the three months ended September 30, 2008, the Company accrued an additional $2.4 million lease loss liability related to office space that it vacated in September 2008.  The lease loss liability was estimated as the net present value of the difference between lease payments and receipts under expected sublease agreements.

Fund Capital Commitments

At September 30, 2008, the Company’s Asset Management Subsidiaries had commitments to invest an additional $1.6 million into affiliated investment partnerships. Such commitments may be satisfied by direct investments and are generally required to be made as investment opportunities are identified by the underlying partnerships.  The Company’s Asset Management Subsidiaries’ commitments at September 30, 2008 were as follows (in thousands):

Global Growth Partners I	$414
Global Growth Partners II	412
Global Growth Partners IV (S)	323
Thomas Weisel Healthcare Venture Partners	404
Thomas Weisel India Opportunity Fund	308
Thomas Weisel Venture Partners	20

Total Fund Capital Commitments	$1,881

In addition to the commitments within the table above, the Company has committed $33.9 million to investments in unaffiliated funds. Through September 30, 2008, the Company has funded $7.0 million of these commitments and the remaining unfunded portion as of September 30, 2008 was $26.9 million. The Company currently anticipates transferring these investments and the related commitments to funds sponsored by the Company. These commitments may be called in full at any time.

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

Guaranteed Compensation

Consistent with practice in prior years, guaranteed compensation agreements were entered into during the nine months ended September 30, 2008. These obligations are being accrued ratably over the service period of the agreements. Total unaccrued obligations at September 30, 2008 for services to be provided subsequent to September 30, 2008 were $5.6 million.

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

New Matters

Auction Rate Securities Inquiry – Based upon press reports, approximately forty firms, including the Company, have received inquiries from the Enforcement Department of the Financial Industry Regulatory Authority, or FINRA, regarding retail customer purchases through those firms of auction rate securities.  The Company is cooperating with this inquiry.

In re GT Solar International, Inc. – The Company has been named as a defendant in a purported class action litigation brought in connection with an initial public offering of GT Solar International, Inc. in July 2008 where it acted as a co-manager. The complaint, filed in the United States District Court for the District of New Hampshire on August 1, 2008, alleges violations of Federal securities laws against GT Solar and certain of its directors and officers as well as GT Solar’s underwriters, including the Company, based on alleged misstatements and omissions in the registration statement. The Company believes it has meritorious defenses to the action and intends to vigorously defend such action as it applies to the Company.

In re Noah Educational Holdings, Ltd. – The Company has been named, but not yet served, as a defendant in a purported class action litigation brought in connection with an initial public offering of Noah Educational Holdings, Ltd. in October 2007 where it acted as a co-manager. The complaint, apparently filed in the United States District Court for the Southern District of New York, alleges violations of Federal securities laws against Noah Educational and the underwriters, including the Company, based on alleged misstatements and omissions in the registration statement. The Company believes it has meritorious defenses to the action and intends to vigorously defend such action as it applies to the Company.

Stetson Oil & Gas, Ltd. and Thomas Weisel Partners Canada Inc. – The Company has been named as a defendant in a Statement of Claim. The claim, filed in the Ontario Superior Court of Justice, arises out of a July 2008 contemplated transaction in which Thomas Weisel Partners Canada was allegedly engaged to act as underwriter for Stetson Oil & Gas, Ltd., an Alberta, Canada corporation.  The Company believes it has meritorious defenses to the action and intends to vigorously defend such action as it applies to the Company.

Wage and Hours Claims – The Company has been named a defendant in a purported class action lawsuit filed in July 2008 with respect to the alleged misclassification of certain employees as exempt from provisions of California state law requiring the payment of overtime wages.  The complaint was filed in the California Superior Court for the County of San Francisco.  The Company believes it has meritorious defenses to these actions and intends to vigorously defend such actions as they apply to the Company.

Updated Matters

In re Initial Public Offering Securities Litigation – The Company is a defendant in several purported class actions brought against numerous underwriters in connection with certain initial public offerings in 1999 and 2000. These cases have been consolidated in the United States District Court for the Southern District of New York and generally allege that underwriters accepted undisclosed compensation in connection with the offerings, entered into arrangements designed to influence the price at which the shares traded in the aftermarket and improperly allocated shares in these offerings. The actions allege violations of Federal securities laws and seek unspecified damages. Of the 310 issuers named in these cases, the Company acted as a co-lead manager in one offering, a co-manager in 32 offerings, and as a syndicate member in 10 offerings. The Company has denied liability in connection with these matters. On June 10, 2004, plaintiffs entered into a definitive settlement agreement with respect to their claims against the issuer defendants and the issuers’ present or former officers and directors named in the lawsuits, however, approval of the proposed settlement remains on hold pending the resolution of the class certification issue described below. By a decision dated October 13, 2004, the Federal district court granted plaintiffs’ motion for class certification, however, the underwriter defendants petitioned the U.S. Court of Appeals for the Second Circuit to review that certification decision. On December 5, 2006 the Second Circuit vacated the district court’s class certification decision and the plaintiffs subsequently petitioned the Second Circuit for a rehearing. On April 6, 2007, the Second Circuit denied the rehearing request.  In May 2007, the plaintiffs filed a motion for class certification on a new basis and subsequently scheduled discovery.  The parties have participated in a formal mediation over several sessions and are in the process of documenting a potential settlement (which is subject to, among other things, agreement on definitive documentation and approval by the Court) that the Company believes will result in the resolution of this matter for an amount that will be covered by its relevant insurance policies.

In re Leadis Technology, Inc. Securities Litigation – The Company has been a defendant in a purported class action litigation brought in connection with Leadis Technology, Inc.’s initial public offering in June 2004 in which the Company served as a co-manager for Leadis. The consolidated complaint, filed in the United States District Court for the Northern District of California on August 8, 2005, alleged violations of Federal securities laws against Leadis and certain of its directors and officers as well as the Company’s underwriters, including the Company, based on alleged misstatements and omissions in the registration statement. On March 1, 2006 the complaint against the Company in this matter was dismissed by the court with prejudice. Subsequently, on March 28, 2006, the plaintiffs in this matter appealed the dismissal and the dismissal has now been overturned by the appellate court. The Company believes it has meritorious defenses to these actions and intends to vigorously defend such actions as they apply to the Company.

In re Merix Securities Litigation – The Company has been a defendant in a purported class action suit brought in connection with an offering in January 2004 involving Merix Corporation in which it served as co-lead manager for Merix. On September 15, 2005, the United States District Court for the District of Oregon entered an order dismissing all claims against the underwriter defendants, including the Company, and the Merix defendants. A portion of the claim under Section 12(a)(2) of the Securities Exchange Act of 1934 was dismissed with prejudice, and the remainder of that claim and the Section 11 claim were dismissed with leave to re-file. Plaintiffs subsequently filed an amended complaint and on September 28, 2006 the Court dismissed the remaining claims with prejudice. Following the September 28, 2006 dismissal, plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit and the dismissal has now been overturned by the appellate court. The Company believes it has meritorious defenses to these actions and intends to vigorously defend such actions as they apply to the Company.

Resolved Matters

In re AirGate PCS, Inc. Securities Litigation – The Company had been a defendant in a purported class action litigation brought in connection with a secondary offering of AirGate PCS, Inc. in December 2001 where the Company acted as a co-manager. The complaint, filed in the United States District Court for the Northern District of Georgia on May 17, 2002, alleges violations of Federal securities laws against AirGate and certain of its directors and officers as well as AirGate’s underwriters, including the Company, based on alleged misstatements and omissions in the registration statement. During the second quarter of 2008 a settlement was reached that did not result in a liability for the Company.

In re First Horizon Pharmaceutical Corporation Securities Litigation – The Company has been a defendant in a purported class action litigation brought in connection with a secondary offering of First Horizon Pharmaceutical Corporation in April 2002 where the Company acted as a co-manager. The consolidated amended complaint, was filed in the United States District Court for the Northern District of Georgia on September 2, 2003, and alleged violations of Federal securities laws against First Horizon and certain of its directors and officers as well as First Horizon’s underwriters, including the Company, based on alleged false and misleading statements in the registration statement and other documents.  A settlement has now been reached that did not result in a liability for the Company.

In re Friedman’s Inc. Securities Litigation – The Company has been a defendant in a purported class action litigation brought in connection with a secondary offering of Friedman’s in September 2003 where the Company acted as a co-manager.  The complaint, filed in the United States District Court for the Northern District of Georgia, alleged that the registration statement for the offering and a previous registration statement dated February 2, 2002 were fraudulent and materially misleading.  A settlement has now been reached for an amount that will be covered by the Company’s relevant reserves.

In re Intermix Media, Inc. – The Company had been a defendant in a purported class action lawsuit filed in August 2006 arising out of the sale of Intermix to News Corporation in September 2005. The complaint was filed in the United States District Court for the Central District of California and alleged various misrepresentations and/or omissions of material information that would have demonstrated that the sale was not fair from a financial point of view to the shareholders of Intermix. The Company acted as a financial advisor to Intermix in connection with the sale and rendered a fairness opinion with respect to the sale. In July 2008 the court dismissed, with prejudice, claims against the Company.

In re SeraCare Life Sciences, Inc. Securities Litigation – The Company has been a defendant in a purported class action litigation brought in connection with the SeraCare May 2005 secondary offering and various financial filings from 2003 to 2006.  In March 2006, SeraCare delisted from the NASDAQ and filed for bankruptcy.  The complaint was filed in the United States District Court for the Southern District of California and was amended in June 2006 to include underwriter defendants.  The complaint alleged violations of federal securities laws relating to the secondary offering and financials as referenced above.  The Company acted as a co-manager on the secondary offering.  A settlement has now been reached that the Company believes will result in the resolution of this matter for an amount that will be covered by its relevant reserves.  At this time the Company is waiting for court approval of the settlement papers.

In re U.S. Auto Parts Network, Inc. Securities Litigation – The Company has been a defendant in a purported class action lawsuit filed in March 2007 with respect to the initial public offering of U.S. Auto Parts Network, Inc. on February 8, 2007 and subsequent public disclosures by U.S. Auto Parts. The Company was an underwriter and a co-book manager of the U.S. Auto Parts initial public offering. The complaint, which was filed in the United States District Court, Central District of California, Western Division, alleges violations of various Federal securities laws against U.S. Auto Parts and certain of its directors and officers as well as U.S. Auto Parts’ underwriters, including the Company, based on, among other things, alleged false and misleading statements.  A settlement has now been reached that did not result in a liability for the Company.

NOTE 15 — FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK, CREDIT RISK OR MARKET RISK

The majority of the Company’s transactions, and consequently the concentration of its credit exposure, is with its clearing brokers. The clearing brokers are also the primary source of short-term financing for both securities purchased and securities sold, not yet purchased by the Company. The Company’s securities owned may be pledged by the clearing brokers. The amount receivable from or payable to the clearing brokers in the Company’s condensed consolidated statements of financial condition represents amounts receivable or payable in connection with the trading of proprietary positions and the clearance of customer securities transactions. As of September 30, 2008 and December 31, 2007, the Company’s cash on deposit with the clearing brokers was not collateralizing any liabilities to the clearing brokers.

In addition to the clearing brokers, the Company is exposed to credit risk from other brokers, dealers and financial institutions with which it transacts business. In the event counterparties do not fulfill their obligations, the Company may be exposed to credit risk. The Company seeks to control credit risk by following an established credit approval process and monitoring credit limits with counterparties.

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

NOTE 16 — REGULATED BROKER-DEALER SUBSIDIARIES

TWP and TWP USA are registered U.S. broker-dealers that are subject to the Uniform Net Capital Rule (the “Net Capital Rule”) under the Securities Exchange Act of 1934 administered by the SEC and FINRA, which requires the maintenance of minimum net capital. TWP and TWP USA have elected to use the alternative method to compute net capital as permitted by the Net Capital Rule, which requires that TWP and TWP USA maintain minimum net capital, as defined, of $1.0 million and $100,000, respectively. These rules also require TWP and TWP USA to notify and sometimes obtain approval from the SEC and FINRA for significant withdrawals of capital or loans to affiliates.

Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar amount requirement.

TWPC is a registered investment dealer in Canada and is subject to the capital requirements of the Investment Industry Regulatory Organization of Canada.  In addition, TWPIL is a registered U.K. broker-dealer and is subject to the capital requirements of the Financial Securities Authority.

The table below summarizes the minimum capital requirements for the Company’s broker-dealer subsidiaries (in thousands):

	September 30, 2008
	Required Net Capital	Net Capital	Excess Net Capital

TWP	$1,000	$53,602	$52,602
TWPC	235	17,029	16,794
TWPIL	1,839	4,388	2,549
TWP USA	100	1,234	1,134

Total	$3,174	$76,253	$73,079

NOTE 17 — SEGMENT INFORMATION

The following table represents net revenues by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

United States	$41,056	$63,712	$133,721	$212,137
Other countries	7,990	—	24,263	3

Total net revenue	$49,046	$63,712	$157,984	$212,140

No single customer accounted for 10% or more of the Company’s net revenues during the three and nine months ended September 30, 2008 or during the three and nine months ended September 30, 2007.

Net revenues from countries other than the United States during the three and nine months ended September 30, 2008 consists primarily of net revenues from Canada, which accounted for 67% and 78%, respectively, of net revenues from other countries.

The following table represents long lived assets by geographic area based on the physical location of the assets (in thousands):

	September 30, 2008	December 31, 2007

United States	$18,224	$20,908
Other countries	2,549	409

Total long lived assets—net	$20,773	$21,317

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results and the timing of events may differ significantly from those projected in forward-looking statements due to a number of factors, including those set forth in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and in Part II, Item 1A – “Risk Factors” of this Quarterly Report on Form 10-Q.  See “Where You Can Find More Information” in Part I, Item 1 – “Business” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Forward-Looking Statements

This Quarterly Report on Form 10-Q in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “intend” or “continue”, the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include expectations as to our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined in Part I, Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and in Part II, Item 1A – “Risk Factors” of this Quarterly Report on Form 10-Q.

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

Forward-looking statements include, but are not limited to, the following:

•	Our statement in Part I, Item 1 – “Unaudited Condensed Consolidated Financial Statements” and in Part I, Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that, with respect to an aggregate of $26.9 million of remaining commitments we have made to unaffiliated funds, we currently anticipate transferring these commitments to funds sponsored by us.

•
Our statement in Part I, Item 1 – “Unaudited Condensed Consolidated Financial Statements” that as of September 30, 2008 there was $45.3 million of total unrecognized compensation expense related to non-vested restricted stock unit awards that is expected to be recognized over a weighted-average period of 2.8 years, and our statement in Part I, Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that as of September 30, 2008, there was (i) $2.3 million of unrecognized compensation expense related to non-vested restricted stock unit awards made in connection with our initial public offering and that this cost is expected to be recognized over a weighted-average period of 0.3 years, and (ii) $43.0 million of unrecognized compensation expense related to non-vested restricted stock unit awards made subsequent to our initial public offering and that this cost is expected to be recognized over a weighted-average period of 2.9 years, in each case because these statements depend on estimates of employee attrition in the future.

•
Our statement in Part I, Item 1 – “Unaudited Condensed Consolidated Financial Statements” that our lease loss liability was estimated as the net present value of the difference between lease payments and receipts under expected sublease agreements.

●	Our statements in Part I, Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that –

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

We are exposed to volatility and trends in the general securities market and the economy, and we are currently facing difficult market and economic conditions.  Due to the recent downturn in the market and the likelihood of an economic recession, client activity levels have decreased resulting in, among other things, lower overall investment banking activity.  It is difficult to predict when conditions will change.

The third quarter of 2008 was a very challenging environment for the capital markets given the unprecedented events on Wall Street that led to increased uncertainty and turmoil in the U.S. economy and global financial markets.  We are focused on making the necessary adjustments to our business and adapting to the current environment.  We are planning for the remainder of 2008 and all of 2009 to be a continuation of the current year and are focused on the following items:

•	Preserving capital and retaining key people in order to emerge as a strong player once market stability returns,

•	Reducing compensation and non-compensation expenses in order to operate break-even on a cash basis or better, and

•	Enhancing the value of our franchise with opportunistic hires, particularly in the advisory business, to be ready to build market share when stability returns to the capital markets.

Specifically, during the fourth quarter of 2008, we will reduce our total headcount by approximately 60 employees which will bring our 2008 total headcount reduction to approximately 200 employees, or 27%, compared to our headcount on January 2, 2008.  The reductions are primarily in underperforming areas of our business as well as non-revenue producing departments.  As of September 30, 2008 we had approximately 610 employees and we expect to have approximately 550 employees at the beginning of 2009.  We will continue to selectively hire to upgrade our talent pool, particularly in revenue generating areas, and make additional key hires as appropriate.

In addition to the headcount reductions noted above, we will reduce base salaries for employees with titles of Vice President and above by 10% as of January 1, 2009.

During the nine months ended September 30, 2008, we executed on the following initiatives:

•
Acquisition and Integration of Westwind – On January 2, 2008, we completed our acquisition of Westwind.  Integrating Westwind has been a primary focus during 2008 and will continue to be a focus during the remainder of the year.  One of our strategies has been to expand our trading in Canadian securities as our energy and mining analysts begin to make a greater impact on our U.S. and European accounts, and we currently plan to hire U.S. based energy bankers and analysts to capitalize on Westwind’s capabilities in Canada.  In Europe, where we integrated our offices in early 2008, we have combined our sales forces and are marketing the combined companies’ products and expertise.

In September 2008, our two U.K. broker-dealer subsidiaries, Thomas Weisel Partners International Limited and Thomas Weisel Partners (UK) Limited, successfully merged into one entity.  The combined entity will retain the name Thomas Weisel Partners International Limited.

In October 2008, we also completed an internal reorganization of our U.S. broker-dealer subsidiaries to eliminate redundancies and unnecessary expense.  As a result of this reorganization, the business of Thomas Weisel Partners (USA), Inc. was consolidated with that of Thomas Weisel Partners LLC.

•
Repurchase of Common Stock – During the nine months ended September 30, 2008, we repurchased a total of 1,517,247 shares of our common stock.  The shares were classified as treasury stock upon repurchase, and we intend to use these shares to settle obligations to deliver common stock in the future to employees who have received Restricted Stock Units under our Equity Incentive Plan. These repurchases were executed pursuant to an authorization by our Board of Directors to repurchase up to 2,000,000 shares of common stock for the purpose of settling obligations to deliver common stock to employees who have received Restricted Stock Units under our Equity Incentive Plan.  Additional repurchases pursuant to this authority may be carried out and our Board of Directors may authorize additional repurchases in the future.

•
Key Producer Restricted Stock Unit Plan – As part of a special retention and incentive program, we granted restricted stock unit equity awards to senior employees of the Company as a means of incentivizing and retaining our key producers.  An aggregate of 2,970,000 restricted stock units were granted to employees in August 2008 and vest after the end of a three-year period.  In addition, we granted 550,000 performance-based awards to certain members of the Executive Committee that vest upon the attainment of the Company’s long-term performance goals.

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

The following table provides a summary of our results of operations (dollar amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	% Change		2008	2007	% Change

Net revenues	$49,046	$63,712	(23.0)%		$157,984	$212,140	(25.5)%
Income (loss) before taxes	(119,479)	(2,114)	nm	(1)	(162,817)	17,197	nm
Net income (loss)	(109,179)	(800)	nm		(137,111)	11,203	nm

Net income (loss) per share:
Basic net income (loss) per share	$(3.41)	$(0.03)			$(4.22)	$0.43
Diluted net income (loss) per share	$(3.41)	$(0.03)			$(4.22)	$0.42

(1)	Not meaningful.

Revenues

The following table sets forth our revenues, both in dollar amounts and as a percentage of net revenues (dollar amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change

Revenues:
Investment banking	$17,531	$25,542	(31.4)%	$51,966	$94,439	(45.0)%
Brokerage	33,652	30,344	10.9	104,646	85,426	22.5
Asset management	(2,329)	6,714	(134.7)	(115)	26,711	(100.4)
Interest income	1,828	3,799	(51.9)	6,701	12,686	(47.2)
Other revenue	—	—	nm	—	920	(100.0)

Total revenues	50,682	66,399	(23.7)	163,198	220,182	(25.9)
Interest expense	(1,636)	(2,687)	(39.1)	(5,214)	(8,042)	(35.2)

Net revenues	$49,046	$63,712	(23.0)%	$157,984	$212,140	(25.5)%

Percentage of net revenues:
Investment banking	35.7%	40.1%		32.9%	44.5%
Brokerage	68.6	47.6		66.2	40.3
Asset management	(4.7)	10.5		(0.1)	12.6
Interest income	3.7	6.0		4.3	6.0
Other revenue	—	—		—	0.4

Total revenues	103.3	104.2		103.3	103.8
Interest expense	(3.3)	(4.2)		(3.3)	(3.8)

Net revenues	100.0%	100.0%		100.0%	100.0%

Investment Banking Revenue

Our investment banking revenues include (i) management fees, underwriting fees, selling concessions and agency placement fees earned through our participation in public offerings and private placements of equity and debt securities, including convertible debt, (ii) fees earned as strategic advisor in mergers and acquisitions and similar transactions and (iii) the value of warrants received as partial payment for investment banking services. Investment banking revenues are typically recognized at the completion of each transaction. Underwriting revenues are presented net of related expenses. Unreimbursed expenses associated with private placement and advisory transactions are recorded as non-compensation expenses.

With the significant decline in market conditions and capital raising activity during the three months ended September 30, 2008, we focused our efforts towards our strategic advisory businesses which resulted in strategic advisory revenues representing 77% and 51% of investment banking revenues during the three and nine months ended September 30, 2008 as compared to 60% and 46% of investment banking revenues during the three and nine months ended September 30, 2007.

The following table sets forth our investment banking revenues and the number of investment banking transactions (dollar amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change

Investment banking revenue:
Capital raising	$3,962	$10,103	(60.8)%	$25,204	$51,194	(50.8)%
Strategic advisory	13,569	15,439	(12.1)	26,762	43,245	(38.1)

Total investment banking revenue	$17,531	$25,542	(31.4)%	$51,966	$94,439	(45.0)%

Investment banking transactions:
Capital raising	8	10		53	42
Strategic advisory	5	5		15	13

Total investment banking transactions	13	15		68	55

Average revenue per transaction (1)	$1,349	$1,702		$764	$1,717

(1)	Revenue per investment banking transaction is generally higher in the U.S. than in Canada.

Three Months Ended September 30, 2008 versus 2007 — Investment banking revenue decreased $8.0 million in the three months ended September 30, 2008 from 2007.  Our average revenue per transaction decreased to $1.3 million during the three months ended September 30, 2008 from $1.7 million in 2007. As noted above, revenue per investment banking transaction is generally higher in the U.S. than in Canada.  During the three months ended September 30, 2008 and 2007 we closed 13 and 15 investment banking transactions, respectively. The change in our average number of transactions and revenue per transaction is primarily due to the decline in capital raising activity, as well as our acquisition of Westwind which, historically, has completed a larger number of smaller sized transactions. During the three months ended September 30, 2008 and 2007, approximately 71.5% and 49.4%, respectively, of our investment banking revenue was earned from the five largest transactions during the respective periods.

Capital raising revenue accounted for approximately 23% and 40% of our investment banking revenue in the three months ended September 30, 2008 and 2007, respectively. Capital raising revenue decreased $6.1 million to $4.0 million in the three months ended September 30, 2008. Our average revenue per capital raising transaction decreased to $0.5 million during the three months ended September 30, 2008 from $1.0 million in 2007. During the three months ended September 30, 2008 and 2007 we closed eight and ten capital raising transactions, respectively

Strategic advisory revenue accounted for approximately 77% and 60% of our investment banking revenue in the three months ended September 30, 2008 and 2007, respectively. Strategic advisory revenue decreased $1.9 million to $13.6 million in the three months ended September 30, 2008. Our average revenue per strategic advisory transaction decreased to $2.7 million during the three months ended September 30, 2008 from $3.1 million in 2007. We closed five strategic advisory transactions during both the three months ended September 30, 2008 and 2007.

Nine Months Ended September 30, 2008 versus 2007 — Investment banking revenue decreased $42.5 million in the nine months ended September 30, 2008 from 2007. Our average revenue per transaction decreased to $0.8 million during the nine months ended September 30, 2008 from $1.7 million in 2007. As noted above, revenue per investment banking transaction is generally higher in the U.S. than in Canada.  During the nine months ended September 30, 2008 and 2007 we closed 68 and 55 investment banking transactions, respectively. The change in our average number of transactions and revenue per transaction is primarily due to our acquisition of Westwind which, historically, has completed a larger number of smaller sized transactions. In addition, during the nine months ended September 30, 2007 our investment banking revenue included $13.4 million in revenue generated from a single strategic advisory transaction. During the nine months ended September 30, 2008 and 2007, approximately 27.8% and 28.1%, respectively, of our investment banking revenue was earned from the five largest transactions during the respective periods.

Capital raising revenue accounted for approximately 49% and 54% of our investment banking revenue in the nine months ended September 30, 2008 and 2007, respectively. Capital raising revenue decreased $26.0 million to $25.2 million in the nine months ended September 30, 2008. Our average revenue per capital raising transaction decreased to $0.5 million during the nine months ended September 30, 2008 from $1.2 million in 2007. During the nine months ended September 30, 2008 and 2007 we closed 53 and 42 capital raising transactions, respectively.

Strategic advisory revenue accounted for approximately 51% and 46% of our investment banking revenue in the nine months ended September 30, 2008 and 2007, respectively. Strategic advisory revenue decreased $16.5 million to $26.8 million in the nine months ended September 30, 2008. Our average revenue per strategic advisory transaction decreased to $1.8 million during the nine months ended September 30, 2008 from $3.3 million in 2007.  The decrease in our average revenue per strategic advisory transaction was primarily due to a single strategic advisory transaction which resulted in $13.4 million of revenue during the nine months ended September 30, 2007.  During the nine months ended September 30, 2008 and 2007, we closed 15 and 13 strategic advisory transactions, respectively.

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

Three and Nine Months Ended September 30, 2008 versus 2007 — Brokerage revenue increased by $3.3 million and $19.2 million in the three and nine months ended September 30, 2008 from 2007. This increase is primarily due to our acquisition of Westwind in January 2008.  Brokerage revenues during the three and nine months ended September 30, 2008 of $1.9 million and $11.6 million, respectively, were generated from former Westwind clients. The remaining fluctuation in brokerage revenues is due to increases in our institutional trading business, partially offset by decreases in trading volumes in our convertible debt trading business.

The combined average daily volume on the New York Stock Exchange, Nasdaq and the Toronto Stock Exchange was approximately 3.6 billion and 4.3 billion shares during the three and nine months ended September 30, 2008, a decrease of 9.9% and an increase of 7.7%, respectively, from the comparable periods in 2007. Our combined average daily customer trading volume increased 49.7% and 41.7% for the three and nine months ended September 30, 2008, respectively, from 2007 primarily due to our acquisition of Westwind.

In addition to our acquisition of Westwind, we believe the steps we have taken over the past year, including (i) broadening our geographic coverage and developing our product offerings within electronic trading in order to attract and (ii) retain trading volume from customers who are shifting away from utilizing full-service brokerage services and increasing their use of alternative trading systems, have resulted in our increased trading volume from institutional customers.

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

The following table sets forth our asset management revenues (dollar amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change

Asset management revenue:
Management fees	$3,754	$3,928	(4.4)%	$10,883	$11,990	(9.2)%
Investments in partnerships realized and unrealized gains and losses—net	(2,375)	2,976	(179.8)	(4,133)	14,233	(129.0)
Other securities realized and unrealized gains and losses—net	(3,708)	(190)	nm	(6,865)	488	nm

Total asset management revenues	$(2,329)	$6,714	(134.7)%	$(115)	$26,711	(100.4)%

Three Months Ended September 30, 2008 versus 2007 — Investments in partnerships realized and unrealized gains and losses were as follows (dollar amounts in thousands):

	Three Months Ended September 30,
	2008	2007	% Change

Investments in partnerships realized and unrealized gains and losses:
Thomas Weisel Healthcare Venture Partners	$(1,079)	$2,122	(150.8)%
Thomas Weisel Venture Partners	(785)	(94)	(735.1)
Thomas Weisel Global Growth Partners	272	1,260	(78.4)
Thomas Weisel Capital Partners	(245)	(353)	(30.6)
Other	(538)	41	nm

Total investments in partnerships realized and unrealized gains and losses	$(2,375)	$2,976	(179.8)%

The unrealized and realized investment loss from Thomas Weisel Healthcare Venture Partners during the three months ended September 30, 2008 was due to fair value adjustments of two public portfolio companies within this fund.  In addition, Thomas Weisel Venture Partners recorded fair value write-downs of its investments during the three months ended September 30, 2008 due to a decline in market conditions.

We recorded investment losses in other securities of $3.7 million in the three months ended September 30, 2008 compared to investment losses of $0.2 million in 2007.  The investment losses in 2008 were primarily due to net realized and unrealized losses on warrants of $2.8 million which were acquired through the Westwind acquisition.  In addition, the loss was partially due to a decline in the value of equity securities held by our small and mid-cap growth funds.

Nine Months Ended September 30, 2008 versus 2007 — Investments in partnerships realized and unrealized gains and losses were as follows (dollar amounts in thousands):

	Nine Months Ended September 30,
	2008	2007	% Change

Investments in partnerships realized and unrealized gains and losses:
Thomas Weisel Healthcare Venture Partners	$(2,220)	$2,829	(178.5)%
Thomas Weisel Venture Partners	(1,062)	8,800	(112.1)
Thomas Weisel Global Growth Partners	183	2,636	(93.1)
Thomas Weisel Capital Partners	(736)	(379)	94.2
Other	(298)	347	(185.9)

Total investments in partnerships realized and unrealized gains and losses	$(4,133)	$14,233	(129.0)

This unrealized and realized investment loss from Thomas Weisel Healthcare Venture Partners during the nine months ended September 30, 2008 was primarily due to fair value adjustments of two public portfolio companies within this fund.  In addition, Thomas Weisel Venture Partners recorded fair value adjustments of its investments during the nine months ended September 30, 2008 due to a decline in market conditions.  During the nine months ended September 30, 2007, we recorded net realized gains allocated to us in respect to our previously waived management fees, increased in gains from investment funds allocated to use with respect to our carried interest and an overall increase in gains within our investment funds.

We recorded investment losses in other securities of $6.9 million in the nine months ended September 30, 2008 compared to investment gains of $0.5 million in 2007.  The investment losses in 2008 were primarily due to net realized and unrealized losses on warrants of $5.2 million which were acquired through the Westwind acquisition.  In addition, the loss was partially due to a decline in the value of equity securities held by our small mid-cap growth funds.

Other Revenue

Nine Months Ended September 30, 2007 — Other revenue of $0.9 million recorded during the nine months ended September 30, 2007 relates to the gain, net of selling costs, on the sale of certain software previously developed for internal use. At the time of sale there were no amounts capitalized relating to this software.

Net Revenues by Geographic Segment

The following table sets forth our net revenues by geographic segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

United States	$41,056	$63,712	$133,721	$212,137
Other countries	7,990	—	24,263	3

Total net revenue	$49,046	$63,712	$157,984	$212,140

Net revenues from countries other than the United States increased $8.0 million and $24.3 million during the three and nine months ended September 30, 2008, respectively, from 2007 as a result of our acquisition of Westwind in January 2008. During the three and nine months ended September 30, 2008, net revenues from countries other than the United States consisted primarily of net revenues from Canada, which accounted for approximately 67% and 78%, respectively, of net revenues from other countries.

No single customer accounted for 10% or more of net revenues during the three and nine months ended September 30, 2008 or during the three and nine months ended September 30, 2007.

Expenses Excluding Interest

The following table sets forth information relating to our expenses excluding interest, both in dollar amounts and as a percentage of net revenues (dollar amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change

Expenses excluding interest:
Compensation and benefits expense	$36,869	$38,304	(3.7)%	$119,046	$119,689	(0.5)%
Non-compensation expense	131,656	27,522	378.4	201,755	75,254	168.1

Total expenses excluding interest	$168,525	$65,826	156.0%	$320,801	$194,943	64.6%

Percentage of net revenues:
Compensation and benefits expense	75.2%	60.1%		75.4%	56.4%
Non-compensation expense	268.4	43.2		127.7	35.5

Total	343.6%	103.3%		203.1%	91.9%

Average number of employees	622	659		660	623

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

As part of a special retention and incentive program, on August 6, 2008 we granted 2,970,000 restricted stock unit equity awards to senior employees of the Company as a means of incentivizing and retaining our key producers.  The restricted stock units vest after the end of a three-year period.  In addition, we granted 550,000 performance-based restricted stock unit equity awards to certain members of the Executive Committee that will vest upon the attainment of the Company’s long-term performance goals.  The total grant date fair value of these restricted stock unit equity awards was $21.0 million.  The expense associated with these grants will be recognized ratably over the vesting period.

Share-based awards constitute a portion of our compensation expense, and as a general matter, vest over a three or four-year service period, are subject to continued employment and, accordingly, are recorded as non-cash compensation expense ratably over the service period beginning at the date of grant. As a result, our aggregate compensation expense has been, and will continue to be, impacted as we recognize multiple years of share-based compensation expense associated with the vesting of prior year grants.  As of September 30, 2008, there was (i) $2.3 million of unrecognized compensation expense related to non-vested restricted stock unit awards made in connection with our initial public offering, which is expected to be recognized over a weighted-average period of 0.3 years and (ii) an additional $43.0 million of unrecognized compensation expense related to non-vested restricted stock unit awards made subsequent to our initial public offering, which is expected to be recognized over a weighted-average period of 2.9 years.

Three Months Ended September 30, 2008 versus 2007 — Compensation and benefits expense decreased $1.4 million in the three months ended September 30, 2008 from 2007. Included in this decrease are expenses of $2.6 million due to the acquisition of Westwind.  Excluding the impact from the Westwind acquisition, compensation and benefits expense would have decreased $4.0 million during the three months ended September 30, 2008.  This fluctuation was the result of a decrease in salary and related taxes and benefits expense of $3.1 million and $0.5 million, respectively, due to our reduction in headcount during 2008.  In addition, bonus expense decreased $2.3 million during the same period.  This decrease is partially offset by an increase in share-based compensation expense of $1.6 million as a result of additional grants of restricted stock units made during 2008 and an increase in commission expense of $0.2 million which is directly related to the increase in brokerage revenues during the same period.

Nine Months Ended September 30, 2008 versus 2007 — Compensation and benefits expense decreased $0.6 million in the nine months ended September 30, 2008 from 2007. Included in this decrease are expenses of $14.9 million related to the acquisition of Westwind.  Excluding the impact from the Westwind acquisition, compensation and benefits expense would have decreased $15.6 million during the nine months ended September 30, 2008.  This fluctuation was the result of a decrease in bonus expense of $18.2 million.  In addition, salary expense decreased $3.6 million during the same period due to our reduction in headcount during 2008.  This decrease is partially offset by an increase in share-based compensation expense of $3.8 million as a result of additional grants of restricted stock units made during 2008 and an increase in commission expense of $1.5 million which is directly related to the increase in brokerage revenues during the same period.

Non-Compensation Expenses

Our non-compensation expenses include brokerage execution, clearance and account administration, communications and data processing, depreciation and amortization of property and equipment, amortization of other intangible assets, goodwill impairment, marketing and promotion, occupancy and equipment and other expenses.

Three Months Ended September 30, 2008 versus 2007 — Non-compensation expense increased $104.1 million in the three months ended September 30, 2008 from 2007. This fluctuation is primarily due to the goodwill impairment of $92.6 million during the three months ended September 30, 2008, as well as the amortization of identifiable intangible assets acquired as a result of the Westwind acquisition in January 2008 of $3.8 million.  Occupancy and equipment expense increased $2.5 million during the three months ended September 30, 2008 from 2007 primarily as a result of our exiting certain office space in September 2008 for which we recorded a $2.4 million lease loss charge.  Other expense increased $2.4 million primarily due to increased professional services of $2.0 million, $1.7 million of which was due to the integration of Westwind, and an increase in recruiting and relocation of $0.4 million due to the key hires we made during the three months ended September 30, 2008.  Brokerage execution, clearance and account administration expense increased by $2.2 million during the three months ended September 30, 2008 from 2007 as a result of increased brokerage activity during the period as well as the acquisition of Westwind which accounted for $0.5 million of the increase.

Nine Months Ended September 30, 2008 versus 2007 — Non-compensation expense increased $126.5 million in the nine months ended September 30, 2008 from 2007. This fluctuation is primarily due to the goodwill impairment of $92.6 million during the nine months ended September 30, 2008, as well as the amortization of identifiable intangible assets acquired as a result of the Westwind acquisition in January 2008 of $11.6 million.  Other expense increased $7.7 million primarily due to increased professional services of $4.2 million, $2.2 million of which was due to the integration of Westwind and an increase in recruiting and relocation of $1.1 million due to the key hires we made during the nine months ended September 30, 2008.  Brokerage execution, clearance and account administration increased by $5.4 million during the nine months ended September 30, 2008 from 2007 as a result of increased brokerage activity during the period as well as the acquisition of Westwind in January 2008 which accounted for $1.3 million of the increase.  Occupancy and equipment expense increased $4.4 million during the nine months ended September 30, 2008 from 2007 primarily due to our exiting certain office space in September 2008 for which we recorded a $2.4 million lease loss charge.  During the nine months ended September 30, 2008, we incurred $1.0 million of occupancy and equipment expense as a result of our acquisition of Westwind.  Communication and data processing expense increased by $3.3 million due to increased costs associated with our expansion into Canada, Europe and the midwest, which includes an additional $1.6 million of expenses incurred as the result of our acquisition of Westwind.

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

Our effective tax rate for the three months ended September 30, 2008 and 2007 was 8.6% and 62.2%, respectively.  Our effective tax rate for the nine months ended September 30, 2008 and 2007 was 15.8% and 34.9%, respectively. The decrease in the effective tax rate is primarily the result of the impairment charge to goodwill acquired in the Westwind transaction of $92.6 million, which did not provide a tax benefit and resulted in a reduction of our effective tax rate of 29.7% and 20.8% during the three and nine month periods, respectively.  In addition, in 2007, we eliminated a $1.4 million valuation allowance, which was established upon conversion to a corporation in connection with the establishment of our deferred tax asset balances. The valuation allowance was recorded in 2006 because management at that time concluded that a portion of the deferred tax benefit, which resulted from unrealized capital losses, more likely than not would not be realized due to the uncertainty of our ability to generate future capital gains to offset such capital losses.  During the three and nine months ended September 30, 2007, based upon the performance of the underlying investments in our investments in partnerships and our expectation as to the future performance of such investments, we reduced our valuation allowance by $0.3 million and $1.0 million, respectively. This resulted in a tax benefit which increased our effective tax rate by 16.3% for the three month period and decreased our effective tax rate by 6.0% for the nine month period.  As the valuation allowance described above was reduced to zero as of December 31, 2007, we did not experience a similar benefit in our effective tax rate during 2008.

Liquidity and Capital Resources

We believe that our current level of equity capital, current cash balances, funds anticipated to be provided by operating activities and funds available to be drawn under temporary loan agreements, will be adequate to meet our liquidity and regulatory capital requirements for the next 12 months.

Cash Flows

Cash and cash equivalents were $110.4 million at September 30, 2008, a decrease of $46.6 million from $157.0 million at December 31, 2007.

Operating activities used $53.5 million of cash and cash equivalents during the nine months ended September 30, 2008.  Our net loss excluding non-cash items contributed $19.9 million to the decrease in cash. Additionally, in February 2008, we made aggregate cash bonus payments to our employees of $25.6 million, as well as an aggregate cash payment of $24.8 million to our employees attributable to the acceleration of the payment of 2008 mid-year retention bonuses and certain severance expenses, each of which were related to the integration of Westwind.  During the nine months ended September 30, 2008 we had a decrease in accrued expenses and other liabilities of $19.8 million which is due to the fact that we have made cash payments to settle accrued expenses that were recorded as of December 31, 2007. The overall decrease in our cash and cash equivalents from operating activities is partially offset by the partial liquidation of our convertible holdings as well as an overall decrease in our net securities owned positions which provided $34.0 million of cash.

Investing activities provided $25.6 million of cash and cash equivalents during the nine months ended September 30, 2008.  The net proceeds from sales of other investments during the nine months ended September 30, 2008 were $40.9 million. We used these proceeds to fund our $45.0 million cash payment for the acquisition of Westwind in January 2008 and to fund bonus and severance payments discussed in the operating activities discussion above.  Cash received as a result of our acquisition of Westwind was $36.9 million.  In addition, during the nine months ended September 30, 2008 we made contributions of $3.9 million to our private equity partnerships and purchased property and equipment of $3.5 million.

Financing activities used $16.6 million of cash and cash equivalents during the nine months ended September 30, 2008 primarily due to the repurchase of our common stock from the open market for $9.4 million and the repayment of notes payable of $6.1 million.  In addition, we net settled $0.9 million of equity awards that became deliverable to our employees during the nine months ended September 30, 2008.

Auction Rate Securities

As of September 30, 2008, we held auction rate securities (“ARS”) with a par value of $9.7 million and carrying value of $9.5 million.  The ARS are variable rate debt instruments, having long-term maturity dates (approximately 26 to 31 years), but whose interest rates are reset through an auction process, most commonly at intervals of 7, 28 and 35 days. The interest earned on these investments is exempt from Federal income tax. All of our ARS are backed by pools of student loans and are rated Aaa/Aa3 and AAA/Aaa at September 30, 2008 and December 31, 2007, respectively.  During the three months ended September 30, 2008 we had an auction rate security redeemed at par in the amount of $0.7 million.  We continue to receive interest when due on our ARS and expect to continue to receive interest when due in the future.  The weighted-average Federal tax exempt interest rate was 5.4% for September 2008.

In January 2008, we sold a substantial portion of our ARS holdings at par and used the proceeds to partially fund our acquisition of Westwind.  Subsequent to January 2008, auction failures increased significantly. While it was not unusual for supply to outweigh demand, banks running the auctions had historically absorbed the excess supply in order to ensure a successful auction and a liquid market. This process came to a halt as the result of the dislocation in the credit markets during 2008.

The principal balance of our ARS will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers and the underwriters establish a different form of financing to replace these securities or final payments come due according to the contractual maturities.  As a result of the auction failures, we evaluate the credit risk and compare the yields on our ARS to similarly rated municipal issues.  Our valuation of our ARS assesses the credit and liquidity risks associated with the securities and determines the fair values based on a discounted cash flow analysis.  Key assumptions of the discounted cash flow analysis included the following:

Coupon Rate – In determining fair value we use an average near term historical interest rate for these issues rather than a rate at a specific point in time which may over or underestimate expected future interest payments.  It is our experience that average near term historical rates are a better predictor of future interest payments due to the significant period to period fluctuations in rates and the lack of transparency in how these rates are determined.  The average near term historical rates ranged from 3.7% to 6.4%.

Discount Rate – Our discount rate was based on a spread over the AAA Municipal General Revenue yield curve and consisted of a spread of 475 bps over this yield curve which we adjusted down to 65 bps over periods of time ranging from eight to sixteen quarters.  This spread is included in the discount rate to reflect the current and expected illiquidity, which we expect to trend toward the mean, in the ARS market.  The average spread between our ARS and the AAA Municipal General Revenue yield curve between August 2004 and August 2007, a period in which auctions were not likely to fail, averaged less than 10 basis points.

Timing of Liquidation – Our cash flow projections consisted of various scenarios for each security wherein we valued the ARS to points in time where it was in the interest of the issuer, based on the fail rate, to redeem the securities.  Our concluded values for each security were based on the average valuation of these various scenarios.  For the securities analyzed, the shortest average time to liquidation was assumed to be 16.5 months.

Based on the results of the discounted cash flow analysis, we determined that our ARS had a fair value decline of $0.2 million during the nine months ended September 30, 2008.

Debt Financing

  In connection with our initial public offering of common stock, we issued $33 million of unsecured senior notes to our former Class D and Class D-1 shareholders and are required to make principal and interest payments on these notes in accordance with their terms. As of September 30, 2008, the outstanding principal balance under these notes was $23.0 million and is due in January 2011.

In April 2008, Thomas Weisel Partners LLC, our primary U.S. broker-dealer subsidiary, entered into a $25.0 million revolving note and subordinated loan agreement.  Thomas Weisel Partners LLC will need to satisfy certain covenants in order to draw funds under this loan agreement, which have been satisfied at September 30, 2008.  These covenants include the following: (i) maintaining a certain level of equity, (ii) meeting specific financial ratios based upon regulatory financial statement filings, (iii) continuing to employ Thomas W. Weisel as Chief Executive Officer, (iv) continuing to operate Thomas Weisel Partners LLC’s investment banking and brokerage operations and (v) demonstrating Thomas Weisel Partner LLC’s investment banking and brokerage operations continue to generate a specified percentage of total revenues.  Through the date of this filing, no amounts have been drawn under this loan agreement.

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

In July 2008, we made aggregate cash bonus payments to our Canadian based employees of approximately $8.7 million.

During the nine months ended September 30, 2008, approximately 760,000 shares of freely transferable common stock became deliverable to our employees in respect of share-based awards previously granted. We elected to settle a portion of these vesting shares through a net settlement feature provided for in SFAS No. 123(R), Share-Based Payment, to meet the minimum employee statutory income tax withholding requirements.  During the nine months ended September 30, 2008, we made payments of $0.9 million related to the net settlement of shares.  Our cash position and liquidity will be effected to the extent we elect to continue to settle a portion of vesting shares through net settlement in the future.

Regulatory Net Capital and Other Amounts Required to be Maintained at Broker-Dealer Subsidiary

We have the following registered securities broker-dealers:

•	Thomas Weisel Partners LLC (“TWP”)

•	Thomas Weisel Partners (USA), Inc. (“TWP USA”)

•	Thomas Weisel Partners Canada Inc. (“TWPC”)

•	Thomas Weisel Partners International Limited (“TWPIL”)

TWP and TWP USA are registered U.S. broker-dealers that are subject to the Uniform Net Capital Rule under the Securities Exchange Act of 1934 administered by the SEC and FINRA, which requires the maintenance of minimum net capital. SEC and FINRA regulations also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met.

TWPC is a registered investment dealer in Canada and is subject to the capital requirements of the Investment Industry Regulatory Organization of Canada.  TWPIL is a registered U.K. broker-dealer and is subject to the capital requirements of the Financial Securities Authority.

The table below summarizes the minimum capital requirements for our broker-dealer subsidiaries (in thousands):
	September 30, 2008
	Required Net Capital	Net Capital	Excess Net Capital

TWP	$1,000	$53,602	$52,602
TWPC	235	17,029	16,794
TWPIL	1,839	4,388	2,549
TWP USA	100	1,234	1,134

Total	$3,174	$76,253	$73,079

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

Acquisition of Westwind

On January 2, 2008, we completed our acquisition of Westwind and at the closing of this transaction we made a cash payment of $45 million as the cash portion of the consideration for this acquisition.  In addition, total costs related to our acquisition of Westwind were $3.1 million.

Off-Balance Sheet Arrangements

As of September 30, 2008, we do not have any off-balance sheet arrangements that have an impact on our condensed consolidated statements of financial condition, operations or cash flows.

Contractual Obligations

The following table provides a summary of our contractual obligations as of September 30, 2008 (in thousands):

	Payment Due by Period
	Remainder of 2008	2009-2010	2011-2012	Thereafter	Total

Notes payable (1)	$260	$2,079	$23,104	$—	$25,443
Capital leases (2)	—	177	10	—	187
Operating leases (3)	4,483	35,640	24,350	27,821	92,294
General partner commitment to invest in private equity funds (4)	367	1,340	174	—	1,881
Guaranteed compensation payments	—	5,525	125	—	5,650

Total contractual obligations	$5,110	$44,761	$47,763	$27,821	$125,455

(1)	Represents remaining principal amount and related estimated interest payable for notes issued in connection with our initial public offering.

(2)	Includes estimated interest payable related to capital lease liability.

(3)	Operating lease expense is presented net of sub-lease rental income.

(4)	The private equity fund commitments have no specific contribution dates. The timing of these contributions is presented based upon estimated contribution dates.

In addition to the contractual obligations within the table above, we have committed $33.9 million to investments in unaffiliated funds. Through September 30, 2008, we have funded $7.0 million of these commitments and the remaining unfunded portion as of September 30, 2008 was $26.9 million. We currently anticipate transferring these investments and the related commitments to funds sponsored by us. These commitments may be called in full at any time.

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

•      Fair Value of Financial Instruments

•      Investment in Partnerships and Other Securities

•      Liability for Lease Losses

•      Legal and Other Contingent Liabilities

•      Allowance for Doubtful Accounts

•      Deferred Tax Valuation Allowance

For further discussion regarding these policies, refer to Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” of our Annual Report on Form 10-K for the year ended December 31, 2007.  In addition to the above, as a result of our acquisition of Westwind in January 2008, we have identified the following critical accounting policies.

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

During the nine months ended September 30, 2008, we experienced a significant decline in our market capitalization which was affected by the uncertainty in the financial markets.  Further, the tightening of the credit markets contributed to a sharp decline in our capital raising activities and a significant decrease in revenues during this same period.  Based on the adverse change in business climate and our perception that the climate is unlikely to change in the near term, we recorded an estimated full impairment charge to the goodwill asset of $92.6 million.  The estimated impairment charge was determined based on our estimated fair value utilizing a discounted cash flow analysis, reconciled to our market capitalization.  In accordance with the testing requirements of SFAS No. 142, we expect to complete our test of goodwill during the fourth quarter of 2008 but do not expect that the completed test will result in any changes to the estimated impairment charge.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our business and financing activities directly expose us to various types of risks, including (i) market risk relating to, among other things, the changes in the market value of equity or debt instruments and (ii) interest rate risk relating to the effect of changes in interest rates and the yield curve on the value of debt instruments that we hold and our payment obligations in respect of notes that we have issued.  We are also exposed to other risks in the conduct of our business such as credit risk and the effects of inflation.  Our exposure to these risks could be material to our consolidated financial statements. Set forth below is a discussion of some of these risks together with quantitative information regarding the aggregate amount and value of financial instruments that we hold or in which we maintain a position or that we have issued and that remain outstanding, in each case, as of September 30, 2008 and December 31, 2007. Due to the nature of our business, in particular our trading business, the amount or value of financial instruments that we hold or maintain a position in will fluctuate on a daily and intra-day basis and the year-end values and amounts presented below are not necessarily indicative of the exposures to market risk, interest rate risk and other risks we may experience at various times throughout any given year.

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

As of September 30, 2008 (in thousands):
	Maturity Date								Carrying Value as of
	Remainder of 2008	2009	2010	2011	2012	Thereafter		Total Principal	September 30, 2008

Inventory positions
Convertible bonds—long	$—	$—	$1,000	$7,050	$3,000	$23,003		$34,053	$25,360
Warrants—long (1)	14	557	747	27	213	—		1,558	1,558
Equity securities—long									21,300
Total—long	14	557	1,747	7,077	3,213	23,003		35,611	48,218

Equity securities—short									23,514

Other investments
Auction rate securities	—	—	—	—	—	9,650	(2)	9,650	9,456

(1)	Maturity date is based on the warrant expiration date. An assumption of expiration date was made when none was available.

(2)	Represents contractual maturity date. Please refer to further discussion regarding auction rate securities included in the “Liquidity and Capital Resources” section above.

As of December 31, 2007 (in thousands):
	Maturity Date									Carrying Value as of
	2008		2009	2010	2011	2012	Thereafter		Total Principal	December 31, 2007

Inventory positions
Convertible bonds—long	$9,305		$4,063	$1,005	$5,348	$21,949	$120,050		$161,720	$189,483
Equity securities—long										30,957
Total—long	9,305		4,063	1,005	5,348	21,949	120,050		161,720	220,440

Convertible bonds—short	—		—	2,705	—	1,000	12,031		15,736	18,351
U.S. Treasury securities—short	—		5,000	—	—	10,000	—		15,000	15,330
Equity securities—short										130,252
Total—short	—		5,000	2,705	—	11,000	12,031		30,736	163,933

Other investments
Auction rate securities	37,600	(1)	—	—	—	—	8,550	(2)	46,150	46,150
Municipal debt securities	4,016		—	—	—	—	—		4,016	4,016

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

In addition to the positions set forth in the table above, we maintain investments in private equity, venture capital and other investment funds we manage or have managed.  These investments are carried at fair value in accordance with industry guidance, and as of September 30, 2008 and December 31, 2007, the carrying amount of these investments was $49.4 million and $60.5 million, respectively.

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

As of September 30, 2008 (in thousands):
	Maturity Date								Carrying Value as of
	Remainder of 2008	2009	2010	2011	2012	Thereafter		Total Principal	September 30, 2008

Inventory positions
Convertible bonds—long	$—	$—	$1,000	$7,050	$3,000	$23,003		$34,053	$25,360

Other investments
Auction rate securities (1)	—	—	—	—	—	9,650	(3)	9,650	9,456

Notes payable
Senior Note, floating mid-term AFR + 2.25% (2)	—	—	—	13,000	—	—		13,000	12,434
Senior Note, floating mid-term AFR + 2.25% (2)	—	—	—	10,000	—	—		10,000	9,565

(1)	The weighted average interest rate was 5.39% at September 30, 2008.

(2)
We have recorded the debt principal at a discount to reflect the below-market stated interest rate of these notes. We amortize the discount to interest expense so that the interest expense approximates our incremental borrowing rate. The weighted average interest rate was 5.22% at September 30, 2008.

(3)	Represents contractual maturity date. Please refer to further discussion regarding auction rate securities included in the “Liquidity and Capital Resources” section above.

As of December 31, 2007 (in thousands):
	Maturity Date									Carrying Value as of
	2008		2009	2010	2011	2012	Thereafter		Total Principal	December 31, 2007

Inventory positions
Convertible bonds—long	$9,305		$4,063	$1,005	$5,348	$21,949	$120,050		$161,720	$189,483

Convertible bonds—short	—		—	2,705	—	1,000	12,031		15,736	18,351
U.S. Treasury securities—short	—		5,000	—	—	10,000	—		15,000	15,330
Total—short	—		5,000	2,705	—	11,000	12,031		30,736	33,681

Other investments
Auction rate securities (1)	37,600	(6)	—	—	—	—	8,550	(7)	46,150	46,150
Municipal debt securities (2)	4,016		—	—	—	—	—		4,016	4,016

Notes payable
Senior Note, floating mid-term AFR + 2.25% (3)	—		—	—	13,000	—	—		13,000	12,267
Senior Note, floating mid-term AFR + 2.25% (3)	—		—	—	10,000	—	—		10,000	9,436
Contingent Payment Senior Note (4)	—		—	—	2,384	—	—		2,384	1,948
Secured Note, floating at LIBOR + 2.85% (5)	3,734		—	—	—	—	—		3,734	3,734

(1)	The weighted average interest rate was 5.42% at December 31, 2007.

(2)	The weighted average interest rate was 3.80% at December 31, 2007.

(3)
We have recorded the debt principal at a discount to reflect the below-market stated interest rate of these notes at inception. We amortize the discount to interest expense so that the interest expense approximates our incremental borrowing rate. The weighted average interest rate was 6.65% at December 31, 2007.

(4)
The Contingent Payment Senior Note had a variable due date based upon distributions received from certain private equity funds. We recorded the debt principal at a discount and amortized the discount to interest expense so that the interest expense on this non-interest bearing note approximated our incremental borrowing rate. The weighted average interest rate was 6.98% at December 31, 2007.

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

Credit Risk

Our broker-dealer subsidiaries place and execute customer orders. The orders are then settled by unrelated clearing organizations that maintain custody of customers’ securities and provide financing to customers. The majority of our transactions, and consequently the concentration of our credit exposure, is with our clearing brokers. The clearing brokers are also the primary source of our short-term financing (securities sold, but not yet purchased), which is collateralized by cash and securities owned by us and held by the clearing brokers. Our securities owned may be pledged by the clearing brokers. The amount receivable from or payable to the clearing brokers represents amounts receivable or payable in connection with the proprietary and customer trading activities. As of September 30, 2008 and December 31, 2007, our cash on deposit with the clearing brokers of $67.5 million and $135.9 million, respectively, was not collateralizing any liabilities to the clearing brokers. In addition to the clearing brokers, we are exposed to credit risk from other brokers, dealers and other financial institutions with which we transact business.

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

During the quarter ended September 30, 2008, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.

There were no changes in our internal control over financial reporting in the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The following describes significant developments with respect to our litigation matters that occurred in the three months ended September 30, 2008, and through the filing date, and should be read in conjunction with our discussion set forth in Note 16 — Commitments, Guarantees and Contingencies in Part VI, Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2007 and our discussions set forth in Part II, Item 1 of our Quarterly Reports on Form 10-Q for the three months ended March 31, 2008 and June 30, 2008.

New Matters

Auction Rate Securities Inquiry – Based upon press reports, approximately forty firms, including us, have received inquiries from the Enforcement Department of the Financial Industry Regulatory Authority, or FINRA, regarding retail customer purchases through those firms of auction rate securities.  We are cooperating with this inquiry.

In re Noah Educational Holdings, Ltd. – We have been named, but not yet served, as a defendant in a purported class action litigation brought in connection with an initial public offering of Noah Educational Holdings, Ltd. in October 2007 where we acted as a co-manager. The complaint, apparently filed in the United States District Court for the Southern District of New York, alleges violations of Federal securities laws against Noah Educational and the underwriters, including us, based on alleged misstatements and omissions in the registration statement. We believe we have meritorious defenses to the action and intend to vigorously defend such action as it applies to us.

Stetson Oil & Gas, Ltd. and Thomas Weisel Partners Canada Inc. – We have been named as a defendant in a Statement of Claim. The claim, filed in the Ontario Superior Court of Justice, arises out of a July 2008 contemplated transaction in which Thomas Weisel Partners Canada was allegedly engaged to act as underwriter for Stetson Oil & Gas, Ltd., an Alberta, Canada corporation.  We believe we have meritorious defenses to the action and intend to vigorously defend such action as it applies to us.

Updated Matters

In re Initial Public Offering Securities Litigation – We are a defendant in several purported class actions brought against numerous underwriters in connection with certain initial public offerings in 1999 and 2000. These cases have been consolidated in the United States District Court for the Southern District of New York and generally allege that underwriters accepted undisclosed compensation in connection with the offerings, entered into arrangements designed to influence the price at which the shares traded in the aftermarket and improperly allocated shares in these offerings. The actions allege violations of Federal securities laws and seek unspecified damages. Of the 310 issuers named in these cases, we acted as a co-lead manager in one offering, a co-manager in 32 offerings, and as a syndicate member in 10 offerings. We have denied liability in connection with these matters. On June 10, 2004, plaintiffs entered into a definitive settlement agreement with respect to their claims against the issuer defendants and the issuers’ present or former officers and directors named in the lawsuits, however, approval of the proposed settlement remains on hold pending the resolution of the class certification issue described below. By a decision dated October 13, 2004, the Federal district court granted plaintiffs’ motion for class certification, however, the underwriter defendants petitioned the U.S. Court of Appeals for the Second Circuit to review that certification decision. On December 5, 2006 the Second Circuit vacated the district court’s class certification decision and the plaintiffs subsequently petitioned the Second Circuit for a rehearing. On April 6, 2007, the Second Circuit denied the rehearing request.  In May 2007, the plaintiffs filed a motion for class certification on a new basis and subsequently scheduled discovery.  The parties have participated in a formal mediation over several sessions and are in the process of documenting a potential settlement (which is subject to, among other things, agreement on definitive documentation and approval by the Court) that we believe will result in the resolution of this matter for an amount that will be covered by our relevant insurance policies.

Resolved Matters

In re First Horizon Pharmaceutical Corporation Securities Litigation – We had been a defendant in a purported class action litigation brought in connection with a secondary offering of First Horizon Pharmaceutical Corporation in April 2002 where we acted as a co-manager. The consolidated amended complaint, was filed in the United States District Court for the Northern District of Georgia on September 2, 2003, and alleged violations of Federal securities laws against First Horizon and certain of its directors and officers as well as First Horizon’s underwriters, including us, based on alleged false and misleading statements in the registration statement and other documents.  A settlement has now been reached that did not result in a liability for us.

In re SeraCare Life Sciences, Inc. Securities Litigation – We have been a defendant in a purported class action litigation brought in connection with the SeraCare May 2005 secondary offering and various financial filings from 2003 to 2006.  In March 2006, SeraCare delisted from the NASDAQ and filed for bankruptcy.  The complaint was filed in the United States District Court for the Southern District of California and was amended in June 2006 to include underwriter defendants.  The complaint alleged violations of federal securities laws relating to the secondary offering and financials as referenced above.  We acted as a co-manager on the secondary offering.  A settlement has now been reached that we believe will result in the resolution of this matter for an amount that will be covered by our relevant reserves.  At this time we are waiting for court approval of the settlement papers.

In re U.S. Auto Parts Network, Inc. Securities Litigation – We had been a defendant in a purported class action lawsuit filed in March 2007 with respect to the initial public offering of U.S. Auto Parts Network, Inc. on February 8, 2007 and subsequent public disclosures by U.S. Auto Parts. We acted as an underwriter and a co-book manager of the U.S. Auto Parts initial public offering. The complaint, which was filed in the United States District Court, Central District of California, Western Division, alleges violations of various Federal securities laws against U.S. Auto Parts and certain of its directors and officers as well as U.S. Auto Parts’ underwriters, including us, based on, among other things, alleged false and misleading statements.  A settlement has now been reached that did not result in a liability for us.

Item 1A. Risk Factors

The following discussion supplements the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

An impairment in the carrying value of goodwill or other intangible assts could negatively effect our consolidated statements of financial position, results of operations and cash flows.

A substantial portion of our assets arise from goodwill and other intangible assets recorded as a result of our acquisition of Westwind.  We are required to perform a test for impairment of such goodwill and other intangible assets, at least annually.  If the test resulted in a write down of goodwill and/or other intangible assets, we could incur a significant loss.

As an example, during the nine months ended September 30, 2008, we experienced a significant decline in our market capitalization which was affected by the uncertainty in the financial markets.  Further, the tightening of the credit markets contributed to a sharp decline in our capital raising activities and a significant decrease in revenues during this same period.  Based on the adverse change in business climate and our perception that the climate is unlikely to change in the near term, we recorded an estimated full impairment charge to the goodwill asset of $92.6 million.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock during the Three Months Ended September 30, 2008

During the three months ended September 30, 2008, we repurchased the following shares of our common stock:

Month	Number of Shares	Average Purchase Price per Share

July
Share repurchases (1)	348,376	$4.96
Employee transactions (2)	5,880	4.67
August
Employee transactions (2)	3,276	6.52
September
Share repurchases (1)	33,095	7.61
Employee transactions (2)	8,288	6.45

Total	398,915	$5.22

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

The repurchases referred to in the table above as “Share repurchases” were executed pursuant to an authorization by our Board of Directors to repurchase up to 2,000,000 shares of common stock for the purpose of settling obligations to deliver common stock in the future to employees who have received Restricted Stock Units under our Equity Incentive Plan.  Additional repurchases pursuant to this authority may be carried out from time to time in the future.  Furthermore, our Board of Directors may authorize additional repurchases for the purpose of settling obligations to deliver common stock in the future to employees who have received Restricted Stock Units under our Equity Incentive Plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the three months ended September 30, 2008.

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

THOMAS WEISEL PARTNERS GROUP, INC.

Date: November 7, 2008	By:	/s/ Thomas W. Weisel
Name: Thomas W. Weisel
Title: Chairman and Chief Executive Officer

Date: November 7, 2008	By:	/s/ Shaugn S. Stanley
Name: Shaugn S. Stanley
Title: Chief Financial Officer

S-1

EXHIBIT INDEX

		Incorporated by Reference
Exhibit			File	Date of	Exhibit	Filed
Number	Exhibit Description	Form	Number	First Filing	Number	Herewith
2.1	Plan of Reorganization and Merger Agreement, dated as of October 14, 2005, by and among Thomas Weisel Partners Group LLC, Thomas Weisel Partners Group, Inc. and TWPG Merger Sub LLC	S-1/A	333-129108	12/13/2005	2.1
2.2	Agreement and Plan of Merger between Thomas Weisel Partners Group, Inc. and Thomas Weisel Partners Group LLC	10-K	000-51730	3/29/2006	2.2
2.3	Arrangement Agreement dated as of September 30, 2007 by and among Thomas Weisel Partners Group, Inc., TWP Acquisition Company (Canada), Inc., Westwind Capital Corporation, and Lionel Conacher, as Shareholders’ Representative	8-K	000-51730	10/1/2007	2.1
3.1	Certificate of Incorporation	S-1	333-129108	10/19/2005	3.1
3.2	By-Laws	S-1	333-129108	10/19/2005	3.2
3.3	Certificate of Designations, Preferences and Rights of the Special Voting Preferred Stock of Thomas Weisel Partners Group, Inc.	8-K	000-51730	1/1/2008	3.3
4.1	Form of Common Stock Certificate	10-K	000-51730	3/29/2006	4.1
4.2	Registration Rights Agreement	10-K	000-51730	3/29/2006	4.2
4.3	Warrant	10-K	000-51730	3/29/2006	4.3
10.1	Second Amended and Restated Thomas Weisel Partners Group, Inc. Equity Incentive Plan	10-Q	000-51730	8/8/2008	10.1
10.2	Form of Thomas Weisel Partners Group, Inc. Equity Incentive Plan and Bonus Plan Performance Award Agreement	8-K	000-51730	6/5/2008	99.1
10.3	Form of Equity Incentive Plan Performance Award Agreement (Performance Based, August 2008)	8-K	000-51730	8/1/2008	99.2
10.4	Form of Restricted Stock Unit Award Agreement (Time Based, August 2008)	8-K	000-51730	8/1/2008	99.3
10.5	Form of Restricted Stock Unit Award Agreement	8-K	000-51730	8/1/2008	99.4
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	—	—	—	—	X
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	—	—	—	—	X
32.1	Section 1350 Certification of Chief Executive Officer	—	—	—	—	X
32.2	Section 1350 Certification of Chief Financial Officer	—	—	—	—	X

E-1