Form 10-K
period 2008-12-31
Thomas Weisel Partners Group, Inc.
filed 2009-03-16
CIK 1340354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008.
 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________.

Commission File Number: 000-51730

Thomas Weisel Partners Group, Inc.
(Exact name of registrant as specified in its charter)
Delaware	20-3550472
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrants’ common stock on June 30, 2008 as reported on The NASDAQ Stock Market, Inc. was $149,040,844.

As of March 13, 2009 there were 30,789,415 shares of the registrant’s common stock outstanding, including 6,639,478 shares of TWP Acquisition Company (Canada), Inc., a wholly-owned subsidiary of the registrant. Each exchangeable share is exchangeable at any time into common stock of the registrant on a one-for-one basis, entitles the holder to dividend and other rights economically equivalent to those of the common stock, and through a voting trust, votes at meetings of stockholders of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrants’ Annual Meeting of Shareholders to be held on May 20, 2009 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

- i -

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K in Item 1 – “Business”, Item 1A – “Risk Factors”, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “intend” or “continue”, the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include expectations as to our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined in Part I, Item 1A – “Risk Factors” in this Annual Report on Form 10-K.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We are under no duty to update any of these forward-looking statements after the date of this filing to conform our prior statements to actual results or revised expectations, except as required by Federal securities law.

Forward-looking statements include, but are not limited to, the following:

•
Our statement in Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that, with respect to an aggregate of $4.3 million of remaining commitments we have made to unaffiliated funds, we currently anticipate transferring these commitments to funds sponsored by us.

•
Our statement in Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that as of December 31, 2008, there was (i) $1.2 million of unrecognized compensation expense related to non-vested restricted stock unit awards made in connection with our initial public offering and that this cost is expected to be recognized over a weighted-average period of 0.1 years, and (ii) $38.8 million of unrecognized compensation expense related to non-vested restricted stock unit awards made subsequent to our initial public offering and that this cost is expected to be recognized over a weighted-average period of 2.7 years, in each case because these statements depend on estimates of employee attrition in the future.

•	The following in Part I, Item 1 – “Business” –

o
our statement that we believe that our focus on the growth sectors of the economy will allow us to capitalize on the business opportunities created by many of the primary drivers of innovation, growth and capital investment in the U.S. economy;

o
our statements that (i) in the future we expect to continue to sponsor and raise follow-on or new investment funds and (ii) we expect to continue to expand our asset management business and provide additional seed investment funds for new asset management products; and

o	our statement that we believe that the trend to alternative trading systems will continue.

•	The following in Part I, Item 1A – “Risk Factors” –

o	our statement that we plan to continue to expand our international operations;

o	our statement that we intend to grow our business through both internal expansion and through strategic investments, acquisitions or joint ventures; and

o
our statement that we expect to use the remaining net proceeds of our follow-on offering of common stock for general corporate purposes, including support and expansion of our underwriting, trading and asset management businesses and strategic acquisitions and investments.

•	The following in Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” –

o
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

o	our statement that we currently plan to continue to selectively upgrade our talent pool, particularly in revenue generating areas;

o
our statement that we may carry out repurchases of our common stock from time to time in the future and our Board of Directors may authorize additional repurchases in the future, in each case for the purpose of settling obligations to deliver common stock to employees who have received Restricted Stock Units under our Equity Incentive Plan; and

o
our statement that we believe that our current level of equity capital, current cash balances, funds anticipated to be provided by operating activities and funds available to be drawn under temporary loan agreements, will be adequate to meet our liquidity and regulatory capital requirements for the next 12 months.

- ii -

PART I

Item 1. Business

Overview

We are an investment bank focused principally on growth companies and growth investors.  On February 7, 2006, Thomas Weisel Partners Group, Inc. (“TWPG”), a Delaware corporation, succeeded to the business of Thomas Weisel Partners Group LLC and completed an initial public offering of its common stock.  Our business is managed as a single operating segment, and we generate revenues by providing financial services that include investment banking, brokerage, research and asset management. We take a comprehensive approach in providing these services to growth companies.

In January 2008, we completed our acquisition of Westwind Capital Corporation, an independent, institutional investment bank focused on growth companies and growth investors, particularly in the energy and mining sectors.

We have offices in the following locations:

United States	Canada
Baltimore	Toronto
Boston	Calgary
Chicago
Cleveland	Europe
Denver	London
New York	Zurich
Portland
San Francisco
Silicon Valley

We are exposed to volatility and trends in the general securities market and the economy, and we are currently facing difficult market and economic conditions.  Due to these conditions, we have experienced a significant decrease in client activity levels that have resulted in, among other things, lower overall investment banking activity.  It is difficult to predict when conditions will change. Notwithstanding the exposure to volatility and trends and the current difficult economic conditions, in order to provide value to our clients, we have made a long-term commitment to maintaining a substantial, full-service integrated business platform. As a result of this commitment, if business conditions result in decreases to our revenues, we may not experience corresponding decreases in the expense of operating our business.

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

Corporate Finance. Our corporate finance practice advises on and structures capital raising solutions for our corporate clients through public and private offerings of equity and debt securities, including convertible debt. We offer a wide range of financial services designed to meet the needs of growth companies, including initial public offerings, follow-on and secondary offerings, equity-linked offerings, private investments in public equity and private placements of both debt and equity securities. Within corporate finance, our capital markets group executes a variety of transactions, both public underwritten securities offerings and private offerings, assists clients with investor relations advice and introduces companies seeking to raise capital to investors that we believe will be supportive long-term investors. We assist the efforts of our corporate finance practice by providing aftermarket trading support for our corporate finance clients.

Strategic Advisory. Our strategic advisory services include general strategic advice as well as transaction specific advice regarding mergers and acquisitions, divestitures, spin-offs, privatizations, special committee assignments and takeover defenses. Our specialized advisory professionals work in conjunction with our industry coverage groups in advising our corporate clients. We seek to become a trusted advisor to the leading growth companies and to achieve a balance between our buy- and sell-side assignments. Our buy- and sell-side assignments are generated through our network of business relationships and by our reputation for quality execution. Our strategic advisory services are also supported by our capital markets professionals, who provide assistance in acquisition financing and market intelligence in connection with mergers and acquisitions transactions.

Brokerage

We provide two principal categories of services within our brokerage operations: (i) institutional brokerage, which comprises institutional sales, sales trading, trading and special situations and (ii) private client services.

Institutional Brokerage. We provide equity and convertible debt securities sales and trading services to more than 1,000 institutional investors.

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

As of December 31, 2008, our equity research professionals covered 500 companies headquartered in 18 countries.  Approximately 89% of the companies covered had market capitalizations of $10 billion or less.

Equity Research by Geographic Location of Company Headquarters
(as of December 31, 2008)

Equity Research by Market Capitalization
(as of December 31, 2008)

The sectors and industry components we focus on within equity research are set forth in the table and chart below:

Technology	Healthcare	Energy
Hardware	• Biotechnology	• Alternative Energy
• Applied Technologies	• Healthcare Information Technology and	• Equipment & Services
• Communications Equipment	Pharmaceutical Services	• International Oil & Gas
• Computer Systems and Storage	• Life Science and Diagnostics	• Oil & Gas Exploration and Production
• Electronic Supply Chain	• Medical Devices
• Information & Financial Technology Services	• Pharmaceuticals: Specialty	Metals and Mining
• Semiconductors: Analog & Mixed Signal		• Base Metals and Uranium
• Semiconductors: Processors & Components	Internet Media and Telecom	• Gold and Precious Metals
• Broadcasting and Entertainment
Software & Services	• Internet Services	Other
• Software: Applications & Communications	• Telecom Services	• Financial Services
• Software: Infrastructure		• Special Situations

Consumer
• Restaurants
• Sports and Lifestyle Brands
• Retailing: Hardlines
• Retailing: Softlines

Equity Research by Sector
(based on number of companies covered as of December 31, 2008)

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

We annually host several conferences targeting growth companies and investors, including our Technology, Telecom and Internet Conference, Alternative Energy Conference, Healthcare Conference, Consumer Conference, Natural Resource Conference, Small and Mid-Cap One-on-One Conference and Growth Stock One-on-One Conference. We use these specialized events to showcase companies to institutional investors focused on investing in these growth sectors. We believe that our conferences differentiate us from smaller investment banks that may lack the relationships and resources to host broadly attended industry events.

Asset Management

Our asset management division is divided into three principal units: (i) private investment funds, (ii) public equity investment products and (iii) distribution management.

Private Investment Funds. We are currently the managing general partner of three groups of investment funds:

•
Thomas Weisel Global Growth Partners is a fund of funds for private fund investments with a capital commitment of $287.6 million in 2000. A fund for secondary private equity investments with a capital commitment of $130.9 million was formed in 2002 and a third fund for private equity investments with a capital commitment of $46.0 million was formed in 2008. As of December 31, 2008, the total amount that has been invested by these funds was $397.1 million.

•
Thomas Weisel Healthcare Venture Partners is a healthcare venture capital fund that invests in the emerging life sciences and medical technology sectors. The fund was formed in 2003 with a capital commitment of $121.8 million, $79.3 million of which has been invested as of December 31, 2008.

•
Thomas Weisel Venture Partners is a venture capital fund that invests in information technology companies, particularly in the broadly defined software and communications industries. The fund was formed in 2000 with a capital commitment of approximately $252.5 million, $202.8 million of which has been invested as of December 31, 2008.

As manager of these funds, we receive management fees generally based on committed capital or net assets of the partnerships. In the future we expect to continue to sponsor and raise follow-on or new investment funds.

In December 2008, Thomas Weisel Capital Management LLC (“TWCM”), a subsidiary of TWPG, completed a transaction with Guggenheim Partners, LLC in which an affiliate of Guggenheim became the managing general partner of Thomas Weisel India Opportunity Fund L.P., and Thomas Weisel India Opportunity LLC, a subsidiary of TWCM, became the non-managing special limited partner.

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

In the future, we expect to continue to expand our asset management business and provide additional seed investment capital for new asset management products.

Distribution Management. Distribution management actively manages securities distributions from private equity and venture capital funds. We seek to enhance the returns realized by distributions made from private equity and venture capital funds. The distribution management services we provide include dedicated portfolio management, execution, consolidated reporting and administrative support.

Employees

At December 31, 2008, we had approximately 570 employees.  In 2009, we reduced our headcount by approximately 70 employees, net, and as of March 13, 2009, we now have approximately 500 employees.

Our professionals draw upon their experience and market expertise to provide differentiated advice and customized services to our clients. We believe our professionals are attracted to our company by our specialized market focus, entrepreneurial culture and commitment to our clients. None of our employees are represented by collective bargaining agreements. We have not experienced any work stoppages and believe our relationship with our employees to be good.

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

Regulation

Our business, as well as the financial services industry in general, is subject to extensive regulation in the United States, Canada and elsewhere. As a matter of public policy, regulatory bodies in the United States, Canada and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. These regulatory bodies adopt and amend rules (which are subject to approval by government agencies) for regulating the industry and conduct periodic examinations of members.  In the United States, the Securities and Exchange Commission (the “SEC”) is the federal agency responsible for the administration of the federal securities laws.

Thomas Weisel Partners LLC (“TWP”), our wholly-owned subsidiary, is registered as a broker-dealer with the SEC and the Financial Industry Regulatory Authority (“FINRA”) and in all 50 states and the District of Columbia. Accordingly, Thomas Weisel Partners LLC is subject to regulation and oversight by the SEC and FINRA, a self-regulatory organization which is itself subject to oversight by the SEC and which adopts and enforces rules governing the conduct, and examines the activities, of its member firms. In 2007, Thomas Weisel Partners LLC opened and registered branch offices in London, England, Zurich, Switzerland, Chicago, Illinois, Palo Alto, California, Cleveland, Ohio and Baltimore, Maryland.  In 2008, Thomas Weisel Partners LLC opened and registered branch offices in Denver, Colorado, Toronto, Ontario, Canada, and Calgary, Alberta, Canada deregistered its branch office in Mumbai, India. State securities regulators also have regulatory or oversight authority over Thomas Weisel Partners LLC. In addition, Thomas Weisel Partners LLC and several other wholly-owned subsidiaries of ours, including Thomas Weisel Capital Management LLC, Thomas Weisel Asset Management LLC, TW Asset Management LLC and Thomas Weisel Global Growth Partners LLC, are registered as investment advisers with the SEC and therefore subject to their regulation and oversight. Thomas Weisel Partners LLC is also a member of, and is subject to regulation by, the New York Stock Exchange (“NYSE”) and the American Stock Exchange. Thomas Weisel Partners LLC is also registered as an introducing broker with the Commodity Futures Trading Commission and is a member of the National Futures Association.

Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure, record-keeping, the financing of customers’ purchases and the conduct and qualifications of directors, officers and employees. In particular, as a registered broker-dealer and member of various self-regulatory organizations, Thomas Weisel Partners LLC is subject to the SEC’s uniform net capital rule, Rule 15c3-1. The uniform net capital rule specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of its assets be kept in relatively liquid form. The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, that limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and that constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC’s uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. The SEC has adopted rule amendments that establish alternative net capital requirements for broker-dealers that are part of a consolidated supervised entity. As a condition to its use of the alternative method, a broker-dealer’s ultimate holding company and affiliates (referred to collectively as a consolidated supervised entity) must consent to group-wide supervision and examination by the SEC. If we elect to become subject to the SEC’s group-wide supervision, we will be required to report to the SEC computations of our capital adequacy.

Thomas Weisel Partners Canada, Inc. (“TWPC”), our registered Canadian broker-dealer subsidiary, is subject to regulation by the securities commissions of Ontario, Quebec, Alberta, British Columbia, Manitoba, Saskatchewan and Nova Scotia, is a member of the Investment Industry Regulatory Organization of Canada (“IIROC”) and is a participating organization of the Toronto Stock Exchange, the TSX Venture Exchange and Canada’s New Stock Exchange. Thomas Weisel Partners Canada, Inc. is required by the IIROC to belong to the Canadian Investors Protection Fund (“CIPF”), whose primary role is investor protection. The CIPF may charge member firms assessments based on revenues and risk premiums. The CIPF provides protection for securities and cash held in client accounts up to CDN$1,000,000 per client with separate coverage of CDN$1,000,000 for certain types of accounts. This coverage does not protect against market fluctuations. Thomas Weisel Partners Canada, Inc. is subject to the minimum capital rule (By-Law No. 17 of the IIROC) and the early warning system (By-Law No. 30 of the IIROC). The minimum capital rule requires that every member shall have and maintain at all times risk adjusted capital greater than zero calculated in accordance with Form 1 (Joint Regulatory Financial Questionnaire and Report) and with such requirements as the Board of Directors of the IIROC may from time to time prescribe. Insufficient risk adjusted capital may result in suspension from membership of the IIROC. Thomas Weisel Partners Canada, Inc. had sufficient Risk Adjusted Capital at all times during the years ended December 31, 2008, 2007 and 2006.

Thomas Weisel Partners International Limited a registered U.K. broker-dealer subsidiary, is subject to regulation by the Financial Securities Authority in the United Kingdom. Our broker-dealer branch office in Zurich, Switzerland is subject to the oversight of the Swiss Federal Banking Commission (“SFBC”).

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

Additional legislation, changes in rules promulgated by the SEC and self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules, either in the United States, Canada or elsewhere, may directly affect the mode of our operations and profitability.

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

We maintain a public internet site at http://www.tweisel.com and make available free of charge through this site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers, as well as any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also post on our website the charters for our Board of Directors’ Audit Committee, Compensation Committee and Corporate Governance and Nominations Committee, as well as our Corporate Governance Guidelines, our Code of Conduct and Ethics governing our directors, officers and employees and other related materials.  In addition, we also post on our website, under “Investment Banking – Transactions”, links to listings of our completed, filed and announced investment banking transactions. The information on our website is not part of this Annual Report.

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

Risks Related to Our Business

Our businesses have been and may continue to be adversely affected by conditions in the global financial markets and economic conditions generally.

Our businesses, by their nature, do not produce predictable earnings, and are affected by changes in economic conditions generally and in particular by conditions in the financial markets. Over the past year, economic conditions and the state of the financial markets have changed suddenly, significantly and negatively which has affected and continues to affect our business and results of operations.

Since mid-2007, and particularly during the second half of 2008, the financial services industry and the securities markets generally experienced significant valuation declines in virtually all asset categories. This was initially triggered by the subprime mortgage crisis, but eventually spread to other asset classes, including equities. Financial markets over this period have been characterized by substantially higher volatility, a lack of liquidity and a general loss of investor confidence, initially in financial institutions, but more recently in companies in a number of other industries and in the broader markets, including the industries in which we specialize.

Tighter credit has forced investors and other market participants to reduce leverage rapidly, which has exacerbated market volatility and contributed to further declines in asset values.  Market conditions have also led to the failure or merger of a number of prominent financial institutions with which we compete.  Financial institution failures or near-failures have resulted in further losses and have also impacted the trading prices of shares in all financial institutions, including ours.  In addition, as of the end of 2008, the United States and many other international markets are in a recession.

Business activity across a wide range of industries, including the sectors in which we specialize, is greatly reduced. The weakness in equity markets has resulted in diminished trading volume of securities that could adversely impact our brokerage business.  Industry-wide declines in the size and number of underwritings and mergers and acquisitions transactions has had an adverse effect on our revenues.  Reductions in the trading prices for equity securities tend to reduce the deal value of investment banking transactions, such as underwritings and mergers and acquisitions transactions, which in turn may reduce the fees we earn from these transactions.  Also, difficult market conditions have decreased the value of assets under management in our asset management and private client business, which decrease the amount of asset-based fees we receive, and may also affect our ability to attract additional, or retain existing, assets under management within these businesses.

In addition, as an investment bank focused principally on the growth sectors of the economy, we depend significantly on transactions by venture capital-backed companies for sources of revenues and potential business opportunities. To the extent venture capital investment activities slow due to difficult market conditions or otherwise, our business, financial condition, results of operations and cash flows may be adversely affected.

Our financial performance depends to a great extent on the economic environment in which we operate. Overall, fiscal 2008 was characterized by a business environment that was extremely adverse for our businesses and those of many of our clients and there can be no assurance that these conditions will improve in the near term.  Until they do, we expect our results of operations will continue to be adversely affected.

We focus principally on specific sectors of the economy, and a deterioration in the business environment in these sectors generally or decline in the market for securities of companies within these sectors could materially adversely affect our businesses.

We focus principally on the technology, healthcare, industrial growth, consumer, energy and mining sectors of the economy. Therefore, volatility in the business environment in these sectors generally, or in the market for securities of companies within these sectors particularly, could substantially affect our financial results and the market value of our common stock. The business environment for companies in these sectors can experience substantial volatility, and our financial results may consequently be subject to significant variations from year to year. The market for securities in each of our focus sectors may also be subject to industry-specific risks. For example, changes in policies by the United States Food and Drug Administration may affect the market for securities of biotechnology and healthcare companies and volatility in the commodities markets may affect the market for securities of energy or mining companies that operate in the affected markets. Underwriting transactions, strategic advisory engagements and related trading activities in our focus sectors represent a significant portion of our businesses. This concentration exposes us to the risk of substantial declines in revenues in the event of downturns in these sectors of the economy.

Any future downturns in our focus sectors could materially adversely affect our business, financial condition, results of operations and cash flows.

Our investment banking revenues may fluctuate substantially from period to period, which may impair our stock price.

We have experienced, and expect to experience in the future, significant periodic variations in our investment banking revenues which may be attributable in part to the fact that they are typically earned upon the successful completion of a transaction, the timing of which is uncertain and beyond our control. In most cases we receive little or no payment for investment banking engagements that do not result in the successful completion of a transaction. As a result, our business is highly dependent on market conditions as well as the decisions and actions of our clients and interested third parties. For example, a client’s acquisition transaction may be delayed or terminated because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or shareholder approvals, failure to secure necessary financing, adverse market conditions or unexpected financial or other problems in the client’s or counterparty’s business. If the parties fail to complete a transaction on which we are advising or an offering in which we are participating, we will earn little or no revenue from the transaction. This risk may be intensified by our focus on growth companies as the market for securities of many of these companies has experienced significant variations in the number and size of equity offerings. Recently, more companies initiating the process of an initial public offering are simultaneously exploring merger and acquisition opportunities. If we are not engaged as a strategic advisor in any such dual-tracked process, our investment banking revenues would be adversely affected in the event that an initial public offering is not consummated.

In addition, we receive warrants from time to time as compensation for investment banking services which are adjusted to fair value through earnings in accordance with accounting principles generally accepted in the United States of America (“GAAP”) at the end of each quarter.  These fair value adjustments could increase the volatility of our quarterly earnings.

As a result, we are unlikely to achieve steady and predictable earnings on a quarterly basis, which could in turn adversely affect our stock price.

Our ability to retain our professionals and recruit additional professionals is critical to the success of our business, and our failure to do so may materially adversely affect our reputation, business, financial condition, results of operations and cash flows.

Our ability to obtain and successfully execute our business depends upon the personal reputation, judgment, business generation capabilities and project execution skills of our senior professionals, particularly Thomas W. Weisel, our founder, Chairman and Chief Executive Officer, Lionel F. Conacher, our President and Chief Operating Officer, and the other members of our Executive Committee. Our senior professionals’ personal reputations and relationships with our clients are a critical element in obtaining and executing client engagements. We encounter intense competition for qualified employees from other companies in the investment banking industry as well as from businesses outside the investment banking industry, such as investment advisory firms, hedge funds, private equity funds and venture capital funds. From time to time, we have experienced losses of investment banking, brokerage, equity research and other professionals, and losses of our key personnel may occur in the future. The departure or other loss of Mr. Weisel, Mr. Conacher, any other member of our Executive Committee or any other senior professional who manages substantial client relationships and possesses substantial experience and expertise, could impair our ability to secure or successfully complete engagements, protect our market share or retain assets under management, each of which, in turn, could materially adversely affect our business, financial condition, results of operations and cash flows. Certain of our investment funds may be subject to key man provisions which, upon the departure or other loss of some or all of the investment professionals managing the fund, may permit the investors in the fund to dissolve the fund or may result in a reduction of the management fees paid with respect to the investment fund.

In connection with our initial public offering and our conversion to corporate form, many of our professionals received substantial amounts of common stock in exchange for their membership interests. Ownership of, and the ability to realize equity value from our common stock, unlike that of membership interests in Thomas Weisel Partners Group LLC (the predecessor to Thomas Weisel Partners Group, Inc.), does not depend upon continued employment and our professionals are not restricted from leaving us by the potential loss of the value of their ownership interests. Similarly, in connection with our acquisition of Westwind, many of the Westwind professionals received substantial amounts of common stock (or shares exchangeable for common stock) in consideration of their ownership interests in Westwind.  Ownership of, and the ability to realize equity value from our common stock (or shares exchangeable for our common stock), unlike that of ownership interests in Westwind, does not depend on continued employment and these professionals are not restricted from leaving us by potential loss of the value of their ownership interests. These shares of common stock (and shares exchangeable for common stock) are subject to certain restrictions on transfer and a portion are pledged to secure liquidated damages obligations to us as set forth in the Partners’ Equity Agreement and the Westwind Capital Corporation Shareholders’ Equity Agreement, each of which has been filed as an exhibit to this Annual Report on Form 10-K. However, these agreements will survive for only a limited period and will permit any professional that is party thereto to leave us without losing any of their shares of common stock (or shares exchangeable for common stock) if they comply with these agreements, and, in some cases, compliance with these agreements may also be waived. Consequently, the steps we have taken to encourage the continued service of these individuals after our initial public offering may not be effective.

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

If we are unable to retain our professionals or recruit additional professionals, our reputation, business, financial condition, results of operations and cash flows may be materially adversely affected.

Our efforts to limit compensation and benefits expense may hinder our ability to retain our professionals and recruit additional professionals.

Competitive pressures may require that our compensation and benefits expense increase in order to retain our professionals and recruit additional professionals.  Further, new business initiatives and efforts to expand existing businesses generally require that we incur compensation and benefits expense before realizing associated additional revenues. Additionally, we have granted equity awards in connection with our initial public offering and as part of our compensation and hiring process, the full expense of which is recognized pro rata over a three- or four-year vesting period.  The future expense associated with these grants could result in an increase to our compensation and benefits expense in 2009 and subsequent years.

As of December 31, 2008, there was (i) $1.2 million of unrecognized compensation expense related to non-vested restricted stock unit awards made in connection with our initial public offering, which is expected to be recognized over a weighted-average period of 0.1 years and (ii) an additional $38.8 million of unrecognized compensation expense related to non-vested restricted stock unit awards made subsequent to our initial public offering, which is expected to be recognized over a weighted-average period of 2.7 years.

Pricing and other competitive pressures may impair the revenues and profitability of our brokerage business.

We derive a significant portion of our revenues from our brokerage business. Along with other brokerage companies, we have experienced intense price competition in this business in recent years. In particular, the ability to execute trades electronically and through other alternative trading systems has increased the pressure on trading commissions, volume and spreads and has required us to make investments in our brokerage business in order to compete. We expect this trend toward alternative trading systems to continue. We believe we may experience competitive pressures in these and other areas as some of our competitors seek to obtain market share by competing on the basis of price. In addition, we face pressure from our larger competitors, which may be better able to offer a broader range of complementary products and services to brokerage clients in order to win their trading business. As we are committed to maintaining our comprehensive research coverage to support our brokerage business, we may be required to make substantial investments in our research capabilities. If we are unable to compete effectively with our competitors in these areas, brokerage revenues may decline and our business, financial condition, results of operations and cash flows may be adversely affected.

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

We are a relatively small investment bank with approximately 500 employees as of March 13, 2009 and had approximately $51.8 million of excess regulatory capital at December 31, 2008. Many of our competitors in the brokerage, investment banking and asset management industries have a broader range of products and services, greater financial and marketing resources, larger customer bases, greater name recognition, more senior professionals to serve their clients’ needs, greater global reach and more established relationships with clients than we have. These larger and better capitalized competitors may be better able to respond to changes in the brokerage, investment banking and asset management industries, to compete for skilled professionals, to finance acquisitions, to fund internal growth and to compete for market share generally.

Notwithstanding the displacement in the financial services industry that occurred in 2008, the scale of our competitors has increased over time as a result of substantial consolidation among companies in the brokerage and investment banking industries. In addition, a number of large commercial banks, insurance companies and other broad-based financial services firms have established or acquired underwriting or financial advisory practices and broker-dealers or have merged with other financial institutions. These firms have the ability to offer a wider range of products than we do, which may enhance their competitive position. They also have the ability to support investment banking with commercial banking, insurance and other financial services in an effort to gain market share, which has resulted, and could further result, in pricing pressure in our businesses. In particular, the ability to provide financing has become an important advantage for some of our larger competitors and, because we do not provide such financing, we may be unable to compete as effectively for clients in a significant part of the brokerage and investment banking market.

If we are unable to compete effectively with our competitors, our business, financial condition, results of operations and cash flows will be adversely affected.

We have incurred losses and may incur losses in the future.

We recorded net losses of $203.3 million for the year ended December 31, 2008 and may incur losses in the future. If we are unable to finance future losses, those losses may have a significant effect on our liquidity as well as our ability to operate.

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

Our strategy is to take a lifecycle approach in providing investment banking services to our clients, however, our investment banking clients generally retain us on a short-term, engagement-by-engagement basis in connection with specific capital markets or mergers and acquisitions transactions, rather than on a recurring basis under long-term contracts. As these transactions are typically singular in nature and our engagements with these clients may not recur, we must seek out new engagements when our current engagements are successfully completed or are terminated. As a result, high activity levels in any period are not necessarily indicative of continued high levels of activity in any subsequent period. If we are unable to generate a substantial number of new engagements and generate fees from the successful completion of these transactions, our business, financial condition, results of operations and cash flows would likely be adversely affected.

A significant portion of our brokerage revenues are generated from a relatively small number of institutional clients.

A significant portion of our brokerage revenues are generated from a relatively small number of institutional clients. For example, in 2008 we generated 26% of our brokerage revenue, or approximately 18% of our net revenues, from our ten largest brokerage clients. Similarly, in 2007 we generated 22% of our brokerage revenue, or approximately 9% of our net revenues, from our ten largest brokerage clients.  If any of our key clients departs or reduces its business with us and we fail to attract new clients that are capable of generating significant trading volumes, our business, financial condition, results of operations and cash flows will be adversely affected.

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

Our investment funds include gains and losses that have not yet been realized through sales or other transactions. These unrealized gains and losses are recognized in our results of operations because these investments are accounted for in accordance with GAAP using the fair value method based on the percentage interest in the underlying partnerships. The underlying investments held by such partnerships are valued based on quoted market prices or estimated fair value if there is no public market. Due to the inherent uncertainty of valuation, fair values of these non-marketable investments may differ from the values that would have been used had a ready market existed for these investments, which differences could be material, and these differences may result in increased volatility in our asset management revenues.

To the extent our future investment performance is perceived to be poor in either relative or absolute terms, our asset management revenues will likely be reduced and our ability to raise new funds will likely be impaired. Even when market conditions are generally favorable, our investment performance may be adversely affected by our investment style and the particular investments that we make.

In addition, over the past several years, the size and number of investment funds, including exchange-traded funds, hedge funds and private equity funds, has continued to increase. This trend came to an end recently with the contraction of the credit markets and the general downturn of the economy, which have been major contributors to a reduction in the available investor capital pool.  This, coupled with the over-allocation of many institutional investors to the alternative asset fund class, could make it increasingly difficult for us to raise capital for new investment funds.  Also, difficult market conditions have decreased the value of assets under management in our asset management and private client business, which decreases the amount of asset-based fees we receive, and may also affect our ability to attract additional, or retain existing, assets under management within these businesses.

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

We may enter into large transactions in which we commit our own capital as part of our trading business. The number and size of these large transactions may materially affect our financial condition, results of operations and cash flows in a given period. We may also incur significant losses from our trading activities due to market fluctuations and volatility from quarter to quarter. We maintain trading positions in the fixed income and equity markets to facilitate client trading activities, and, at times, these positions can be large and concentrated in a single issuer. To the extent that we own assets (hold long positions), a downturn in the value of those assets or in those markets could result in losses. Conversely, to the extent that we have sold assets we do not own (hold short positions), an upturn in those markets could expose us to potentially unlimited losses as we attempt to cover our short positions by acquiring assets in a rising market.

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

In connection with our business activities in Canada, England and Switzerland, and to the extent that we pursue other business opportunities outside the United States, we will be subject to political, economic, legal, operational and other risks that are inherent in operating in a foreign country, including risks of possible nationalization, expropriation, price controls, capital controls, exchange controls and other restrictive governmental actions, as well as the outbreak of hostilities. In many countries, the laws and regulations applicable to the securities and financial services industries are uncertain and evolving, and it may be difficult for us to determine the exact requirements of local laws in every market. Our inability to remain in compliance with local laws in a particular foreign market could have a significant and negative effect not only on our businesses in that market but also on our reputation generally. We are also subject to the enhanced risk that transactions we structure might not be legally enforceable in the relevant jurisdictions.

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

Our company was formed in 1998 and we have a limited operating history upon which to evaluate our business and prospects. In addition, we acquired Westwind in 2008, which was formed in 2002 and which also has a limited operating history. As a relatively young enterprise, we are subject to the risks and uncertainties that face a company during its formative development. Some of these risks and uncertainties relate to our ability to attract and retain clients on a cost-effective basis, expand and enhance our service offerings, raise additional capital and respond to competitive market conditions. We may not be able to address these risks adequately, and our failure to do so may adversely affect our business and the value of an investment in our common stock.

Despite the completion of the Thomas Weisel Partners and Westwind integration, the combined company may not realize synergies, efficiencies or cost savings.

Prior to the completion of the acquisition of Westwind in 2008, Thomas Weisel Partners and Westwind operated independently.  Despite the completion of the integration of Westwind and Thomas Weisel Partners, there can be no assurance that the combined company will realize any synergies, efficiencies or cost savings or that any of these benefits will be achieved within a specific time frame.

We could be subject to unknown liabilities of Westwind, which could cause us to incur substantial financial obligations and harm our business.

Although the former Westwind shareholders are required to indemnify us for certain breaches of representations and warranties made in the arrangement agreement governing our acquisition of Westwind, the shareholders’ obligation is subject to monetary and time limitations. In addition, if we are entitled to indemnification by the former Westwind shareholders, it may be costly to enforce those rights and/or we may not be successful in collecting amounts we are entitled to. If there are liabilities of Westwind of which we are not aware, we may have little or no recourse against the former Westwind shareholders and may be obligated to bear the costs of those liabilities. In addition, many of the former Westwind shareholders have continued as employees of the combined company following closing of the transaction. Accordingly, if an indemnifiable claim does arise, we may need to weigh the need to be indemnified for that claim against the potential employee distraction or damage to employee relations that may result if we were to seek recourse for that claim.

As a result of the acquisition of Westwind, we are subject to additional risks relating to Westwind’s business.

As a result of the acquisition of Westwind, we are subject to the risks relating to Westwind’s business. Because the risks and uncertainties facing us may differ from those that faced Westwind, the market price, financial condition, results of operations and cash flows of the combined company may be affected by risks and uncertainties different from those affecting us prior to the acquisition. These risks include the following:

•
Westwind’s focus on specific sectors of the economy – Westwind’s investment banking business focused principally on the mining and energy sectors of the economy. As a result of the acquisition of Westwind, the combined company’s business has more exposure to these sectors than Thomas Weisel Partners’ business had prior to the transaction. Volatility in the business environment in these sectors generally, including the related commodities markets, or in the market for securities of companies within these sectors, could substantially affect our business, financial condition, results of operations and cash flows.

•
Westwind’s focus on Canada – Westwind generated a substantial majority of its revenues from Canadian-based clients. As a result, Westwind’s business and results of operations was highly dependent on the strength of the Canadian economy. As a result of the acquisition of Westwind, we expect that a significant portion of the combined company’s business will be derived from Canadian-based clients. Accordingly, our business will be affected by changes in the Canadian economy and investment activity in Canada. To the extent that we experience a decline in business in Canada, due to unfavorable conditions in the Canadian economy or otherwise, we may not be able to offset these declines by increases in other aspects of our business and our financial results could suffer.

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

Our role as advisor to our clients on important underwriting or mergers and acquisitions transactions involves complex analysis and the exercise of professional judgment, including rendering “fairness opinions” in connection with mergers and other transactions. Therefore, our activities may subject us to the risk of significant legal liabilities to our clients and aggrieved third parties, including shareholders of our clients who could bring securities class actions against us. Our investment banking engagements typically include broad indemnities from our clients and provisions to limit our exposure to legal claims relating to our services, but these provisions may not protect us or may not be enforceable in all cases. For example, an indemnity from a client that subsequently is placed into bankruptcy is likely to be of little value to us in limiting our exposure to claims relating to that client.  As a result, we may incur significant legal and other expenses in defending against litigation and may be required to pay substantial damages for settlements and adverse judgments. Substantial legal liability or significant regulatory action against us could have a material adverse effect on our financial condition, results of operations and cash flows or cause significant reputational harm to us, which could seriously harm our business and prospects.

Regulatory and legal developments related to auction rate securities could adversely affect our business.

Since February 2008, the auctions through which most auction rate securities are sold and interest rates are determined have failed, resulting in a lack of liquidity for these securities. The failure of those auctions was a direct result of decisions without warning by the broker-dealers that underwrote those auction rate securities and managed the associated auctions not to commit the capital needed to maintain those auctions.

We, together with many other firms in the financial services industry, have received inquiries from FINRA requesting information concerning purchases through the Company of auction rate securities by Private Client Services customers.  Separately, we have been named in a FINRA arbitration filed by a Private Client Services retail customer who purchased auction rate securities.

The Company did not, at any time, underwrite auction rate securities or manage the associated auctions.  In connection with such auctions, the Company merely served as agent for its Private Client Services customers when buying in auctions managed by underwriters. Nevertheless, some combination of FINRA and/or the Company’s Private Client Services customers could seek to compel the Company to purchase auction rate securities from the Company’s customers, and the Company does not have sufficient regulatory capital and cash or borrowing capacity to repurchase all of the auction rate securities held by those customers.  The Company is and has been exploring a range of potential solutions for its Private Client Services customers and strongly supports the efforts of industry participants, including particularly the efforts of those underwriters of auction rate securities who have entered into settlements with the SEC and other regulators that contain “best efforts” commitments to repurchase auction rate securities, to resolve issues relating to the lack of liquidity for auction rate securities.

While the Company’s review of the need for any loss contingency reserve in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, has led the Company to conclude that, based upon currently available information and consultation with its counsel, the Company does not currently need to establish a provision for loss related to auction rate securities held by retail clients, the Company is not able to predict with certainty the outcome of auction securities related matters and there can be no assurance that those matters will not have a material adverse effect on the Company’s results of operations in any future period, and a significant judgment or settlement could have a material adverse impact on the Company’s consolidated statements of financial condition, operations and cash flows.

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

Risks Related to Ownership of Our Common Stock

Taken together, a significant percentage of our outstanding common stock and shares exchangeable for common stock is owned or controlled by our senior professionals and their interests may differ from those of other shareholders.

Our Chief Executive Officer, Thomas W. Weisel, beneficially owns approximately 8% of our common stock outstanding, and our President and Chief Operating Officer, Lionel F. Conacher, beneficially owns approximately 5% of our common stock outstanding (including shares exchangeable for common stock). Mr. Weisel and Mr. Conacher, together with the other members of our Executive Committee, collectively own approximately 18% of our common stock outstanding (including shares exchangeable for common stock), and together with our current employees own a significant percentage of our common stock outstanding. As a result of these shareholdings, our current employees are effectively able to elect our entire board of directors, control our management and policies, in general, determine without the consent of the other stockholders the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets.  Our senior professionals are effectively able to prevent or cause a change in control of us.  These actions may be taken even if other shareholders oppose them.

Provisions of our organizational documents may discourage an acquisition of us.

Our organizational documents contain provisions that could impede the removal of directors and may discourage a third party from making a proposal to acquire us. For example, our board of directors may, without the consent of shareholders, issue preferred stock with greater voting rights than our common stock. If a change of control or change in management that shareholders might otherwise consider to be favorable is prevented or delayed, the market price of our common stock could decline.

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

As of December 31, 2008, there are 30,788,586 shares of our common stock outstanding, including 6,639,478 exchangeable shares of TWP Acquisition Company (Canada) Inc., one of our wholly-owned subsidiaries.  Each exchangeable share is exchangeable at any time into common stock of the registrant on a one-for-one basis, entitles the holder to dividend and other rights economically equivalent to those of the common stock, and through a voting trust, votes at our stockholder meetings.

Of these shares, up to approximately 13.7 million shares are freely transferable without restriction or further registration under the Securities Act of 1933. Subject to certain exceptions, the remaining approximately 17.1 million shares of common stock and shares exchangeable for common stock will be available for future sale upon the expiration or the waiver of transfer restrictions or in accordance with registration rights. In addition, since we became a public company, we have granted (and will continue to grant in the future) equity awards to our employees. Upon vesting and delivery of the shares of common stock underlying these awards many employees may decide to sell all or a portion of their shares in the public markets and these sales may happen at or around the same time due to similar vesting dates or due to the limited periods of time (trading windows) when we allow our employees to trade our common stock. These factors may affect both the price of our common stock and the volume of shares traded. For further information refer to the “Securities Authorized for Issuance under Equity Compensation Plans” within Item 5 – “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Annual Report on Form 10-K.

The market price of our common stock may decline.

The price of our common stock may fluctuate widely, depending upon many factors, which may include, among others, actual or anticipated variations in quarterly operating results, changes in financial estimates by us or by any securities analysts who might cover our stock, or our failure to meet the estimates made by securities analysts, announcements by us or our competitors or significant acquisitions, strategic partnerships or divestitures, announcements by our competitors of their financial or operating results, to the extent those announcements are perceived by investors to be indicative of our future financial results or market conditions, additions or departures of key personnel, sales of our common stock, including sales of our common stock by our directors, officers and employees or by our other principal stockholders, and cyclical changes in the market in the growth sectors of the economy.  For example, between February 2, 2006 and December 31, 2008 our stock price on the Nasdaq stock market has fluctuated between a low of $2.65 per share and a high of $24.35 per share. The closing price of our common stock on December 31, 2008 was $4.72 per share.

Declines in the price of our stock may adversely affect our ability to recruit and retain key employees, including our senior professionals.

Your interest in our firm may be diluted due to issuance of additional shares of common stock.

Owners of our common stock may experience dilution of their equity investment as a result of our issuance of additional shares of common stock or securities that are convertible into, or exercisable for, shares of our common stock. We may issue additional shares of common stock in connection with any merger or acquisition we undertake, in future public or private offerings to raise additional capital or in satisfaction of currently outstanding restricted stock units, warrants and options. For example, on January 2, 2008, we issued a total of 7,009,112 shares of our common stock (and shares exchangeable for common stock) to former shareholders of Westwind in connection with our acquisition of Westwind. We also have granted and will continue to grant equity awards under our Equity Incentive Plan as part of our compensation and hiring processes, and when these awards are vested or become deliverable we will issue additional shares of common stock in satisfaction thereof.  As of December 31, 2008, there were 7,316,712 restricted stock units outstanding.

For further information refer to the “Securities Authorized for Issuance under Equity Compensation Plans” within Item 5 – “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Annual Report on Form 10-K.

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

In addition, in connection with acquisition transactions, such as our acquisition of Westwind, and in connection with the ordinary conduct of our business, such as in our relationship with our clearing brokers, we have provided and will continue to provide indemnities to counterparties.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal operating locations are as follows, all of which are leased facilities:
Location	Lease Expiration Year(s)	Approximate Size (in square feet)	Area Subleased to Others (in square feet)	Facility Character and Principal Business Use
San Francisco, California	2010, 2012 and 2015	140,400	18,000	Corporate Headquarters, Brokerage, Research, Investment Banking, Asset Management
New York, New York	2010 and 2016	75,500	20,400	Brokerage, Research, Investment Banking, Asset Management
Boston, Massachusetts	2010	19,100	3,800	Brokerage, Research, Investment Banking, Asset Management
Toronto, Canada	2019	20,000	—	Brokerage, Research, Investment Banking
Calgary, Canada	2013	8,100	2,600	Brokerage, Research, Investment Banking
East Palo Alto, California	2009	6,300	—	Asset Management, Research
Zurich, Switzerland	2011	5,400	—	Brokerage
Portland, Oregon	2009	5,300	—	Asset Management
London, U.K.	2014	4,200	—	Brokerage, Investment Banking, Research
Denver, Colorado	2011	3,300	—	Research
Chicago, Illinois	2010	2,000	—	Brokerage

 In addition, we lease approximately 19,100 square feet of office space in Menlo Park, California, however all such office space has been sublet under separate agreements.  These sublease agreements are for the full term of our original lease.

Item 3. Legal Proceedings

A discussion of Legal Proceedings is included in Note 16 – Commitments, Guarantees and Contingencies to the consolidated financial statements included in Item 15 of this Annual Report of Form 10-K.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of our year ended December 31, 2008.

Directors and Executive Officers of the Registrant

Set forth below is information concerning our board of directors and executive officers. Each director will hold office until our next annual meeting of shareholders to be held on May 20, 2009, and until a successor has been duly elected and qualified. Executive officers are appointed by and serve at the discretion of our board of directors.

Name	Age	Title
Thomas W. Weisel	68	Director, Chairman and Chief Executive Officer
Thomas I.A. Allen	68	Director
Matthew R. Barger	51	Director
Michael W. Brown	63	Director
B. Kipling Hagopian	67	Director
Alton F. Irby III	68	Director
Timothy A. Koogle	57	Director
Michael G. McCaffery	55	Director

Lionel F. Conacher	46	President and Chief Operating Officer
Shaugn S. Stanley	49	Chief Financial Officer
Tom Carbeau	36	Head of Institutional Sales
Mark P. Fisher	39	General Counsel
Keith Gay	50	Head of Research
William L. McLeod	43	Co-Head of Investment Banking
Brad Raymond	43	Co-Head of Investment Banking
Paul C. Slivon	50	Chairman of Wealth Management
Anthony V. Stais	43	Head of Trading

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

Thomas I.A. Allen has been a director of Thomas Weisel Partners Group, Inc. since February 2008. Mr. Allen was formerly a Partner and of Counsel to Ogilvy Renault LLP, an international law firm based in Canada.  Mr. Allen served as a director of Westwind Capital Corporation, prior to its acquisition by Thomas Weisel Partners in January 2008.  Mr. Allen also serves as a director of Mundoro Mining Inc., Terra Nova Minerals Inc., YM BioSciences Inc. and Middlefield Bancorp Limited.  Mr. Allen is a Fellow of the Chartered Institute of Arbitrators (London, England). He is also past Chairman of the Accounting Standards Oversight Council of Canada and a former member of the Advisory Board of the Office of the Superintendent of Financial Institutions of Canada and past Chairman of the Corporate Finance Committee of the Investment Dealers Association of Canada (IDA), a former public director of the IDA, and a former member of the IDA’s Executive Committee.  Mr. Allen holds a bachelor of arts degree and an LL.B, both from the University of Western Ontario.

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

Michael W. Brown has been a director of Thomas Weisel Partners Group, Inc. since February 2007.  Mr. Brown was an officer of Microsoft Corporation from December 1989 through July 1997, serving as Vice President and Chief Financial Officer from August 1994 to July 1997, as Vice President - Finance from April 1993 to August 1994 and as Treasurer from January 1990 to April 1993.  Prior to joining Microsoft, Mr. Brown spent 18 years with Deloitte & Touche LLP in various positions.  Mr. Brown is also a Director of EMC Corporation, a provider of information management systems, software and services, a Director of VMware, Inc., a provider of computer virtualization solutions, and a Director of Administaff, Inc., a professional employer organization providing services such as payroll and benefits administration.  Mr. Brown is also a director of several private companies.  Mr. Brown is a past Chairman of the Nasdaq Stock Market Board of Directors and a past governor of the National Association of Securities. Mr. Brown holds a bachelor of science degree in economics from the University of Washington in Seattle.

B. Kipling Hagopian has been a director of Thomas Weisel Partners Group, Inc. since January 2006. Mr. Hagopian was a founder of Brentwood Associates, a venture capital investment company, and was a general partner of all of the funds started by Brentwood Associates from inception in 1972 until 1996. He has been a Special Limited Partner of each of the five Brentwood funds started since 1989, and he is a Special Advisory Partner to Redpoint Ventures I, which is a successor to Brentwood Associates’ information technology funds. Mr. Hagopian is also Chairman and President of Segue Productions, a feature film production company, and he is a Managing Partner of Apple Oaks Partners LLC, a private investment company which manages his own capital and the capital of one other individual. Mr. Hagopian serves as Chairman of the board of directors of Maxim Integrated Products, a semiconductor company. Mr. Hagopian holds a bachelor of arts degree and an M.B.A., both from the University of California, Los Angeles.

Alton F. Irby III has been a director of Thomas Weisel Partners, Group, Inc. since February 2008. Mr. Irby is a founding partner of London Bay Capital LLC, a privately held investment firm, which was founded in May 2006 and he was founding partner of Tricorn Partners LLP, a privately held investment bank from May 2003 to May 2006.  Prior to founding Tricorn Partners, Mr. Irby was Chairman and Chief Executive Officer of HawkPoint Partners, formerly known as National Westminster Global Corporate Advisory, and was a founding partner of Hambro Magan Irby Holdings. He is the chairman of ContentFilm plc and also serves as a director of McKesson Corporation (and of one of McKesson Corporation’s U.K. subsidiaries) and several other privately held firms.  Mr. Irby holds a bachelor’s degree from the Georgia Institute of Technology and served four years on active duty as an intelligence officer in the U.S. Marine Corps.

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

Shaugn S. Stanley joined Thomas Weisel Partners in 1998 and has served as Chief Financial Officer of Thomas Weisel Partners since March 2008. Previously, Mr. Stanley served as Chief Financial Officer of Thomas Weisel Partners from its founding in 1998 to 2001 and as a Managing Director from 2001 to 2008.  Prior to joining Thomas Weisel Partners, Mr. Stanley was Chief Financial Officer of Montgomery Securities from 1996 to 1998 and Chief Financial Officer for the brokerage division of Fidelity Investments from 1990 to 1996. Mr. Stanley received a Bachelor of Science in Accounting degree from Stephen F. Austin State University and is a Certified Public Accountant.

Tom Carbeau joined Thomas Weisel Partners in 2006 and has served as Senior Managing Director and Head of Institutional Sales since April 2008. Prior to serving as Head of Institutional Sales, Mr. Carbeau served as Director of Sales.  Mr. Carbeau has over 14 years of experience in institutional sales, equity capital markets and corporate finance.  Prior to joining Thomas Weisel Partners, Mr. Carbeau was Executive Director at CIBC World Markets from 2002 to 2006 and Vice President at Morgan Stanley from 2000 to 2002. Mr. Carbeau received a Bachelor of Science degree in finance from Georgetown University.

 Mark P. Fisher has served as our General Counsel since May 2005. From January 1998 until May 2005, prior to joining Thomas Weisel Partners, Mr. Fisher practiced corporate and securities law at Sullivan & Cromwell LLP. Mr. Fisher received a bachelor of arts degree from Stanford University, a J.D. from Harvard Law School and a Ph.D. in economics from the University of Chicago.

Keith Gay joined Thomas Weisel Partners in 1999 and has served as our Head of Research since February 2008 and served as our Associate Director of Research prior to that time. Prior to his becoming Associate Director of Research, Mr. Gay was a Research Analyst who followed Applications Software in the Technology sector from 2000 to 2005 at Thomas Weisel Partners. From 1996 until 1999, he was a Managing Director and a Senior Research Analyst at NationsBanc Montgomery Securities, where he followed the Education and Training sectors. Prior to his employment with NationsBanc Montgomery Securities, Mr. Gay was a Vice President in Investment Banking at Merrill Lynch & Co., where he covered the General Industrials sector. He entered the investment banking business following a ten-year career in the U.S. Air Force, where he was an Assistant Professor at the U.S. Air Force Academy Department of Management. Mr. Gay received a Bachelor of Arts degree in Economics from the University of California at Los Angeles and a Master of Business Administration degree from the Anderson School at the University of California at Los Angeles.

William L. McLeod joined Thomas Weisel Partners in 2004 and has served as Co-Head of Investment Banking and Director of Capital Markets since July 2007. Prior to serving as Co-Director of Investment Banking, Mr. McLeod served as a Managing Director with Thomas Weisel Partners’ Investment Banking department. Mr. McLeod has over 17 years of Wall Street investment banking experience, including, prior to joining Thomas Weisel Partners, at Banc of America Securities, as Co-Head of U.S. Equity Capital Markets, and at J.P. Morgan Securities. Mr. McLeod has a bachelor’s degree from Southern Methodist University and an M.B.A. from the University of Chicago.

Brad Raymond joined Thomas Weisel Partners in 2004 and has served as Co-Head of Investment Banking since July 2007. Prior to serving as Co-Director of Investment Banking, Mr. Raymond served as a Managing Director with Thomas Weisel Partners’ Investment Banking department. Mr. Raymond has more than 14 years of investment banking experience, with a focus on the technology sector. Prior to joining Thomas Weisel Partners, Mr. Raymond was affiliated with Morgan Stanley from 1999 to 2004, including serving as Co-Head of Software Investment Banking. In addition, Mr. Raymond worked within the technology investment banking groups at both J.P. Morgan Securities and Alex. Brown & Sons. Mr. Raymond has a bachelor’s degree from Harvard College and an M.B.A. from the Haas School of Business at the University of California at Berkeley.

Paul C. Slivon joined Thomas Weisel Partners in 1999 and has served as our Chairman of Wealth Management since April 2008.  Prior to serving as our Chairman of Wealth Management, Mr. Slivon was Head of Institutional Sales from 2001 to 2008 and a Partner in Institutional Sales from 1999 to 2001. Prior to joining Thomas Weisel Partners, Mr. Slivon served as Managing Director of Institutional Sales at Robertson Stephens & Company Group, L.L.C., an investment banking and financial services firm from January 1993 until January 1999. Previously, Mr. Slivon was Senior Vice President of Kemper Securities. Mr. Slivon received a bachelor of arts degree from Amherst College and an M.B.A. from the University of California, Los Angeles.

Anthony V. Stais has served as our Head of Trading since September 2006, and previously served as Co-Director of Trading since June 2005. Mr. Stais joined Thomas Weisel Partners in January 2001 and served as our Director of Sales-Trading from January 2001 to June 2005. Prior to joining Thomas Weisel Partners, between August 1987 and January 2001, Mr. Stais worked at Goldman Sachs, Merrill Lynch and Salomon Brothers in both institutional sales trading and wealth management. Mr. Stais received a bachelor of arts degree from Bowdoin College.

There are no family relationships among any of our directors and executive officers. There are no contractual obligations regarding election of our directors, except that we have agreed with Mr. Weisel in his employment agreement to take all reasonable action to cause him to be appointed or elected to our board of directors during his employment with us.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

During the three months ended December 31, 2008, we repurchased the following shares of our common stock:

Month	Number of Shares	Average Purchase Price per Share
October
Employee transactions (1)	4,667	$6.96
November
Employee transactions (1)	670	4.74
December
Share repurchase (2)	27,039	4.04
Total	32,376	$4.48

(1)
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

(2)
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

Market Information and Dividend Policy

Our common stock is traded on The Nasdaq Stock Market, Inc. (“Nasdaq”) under the symbol “TWPG”. In 2008, we voluntarily requested that our common stock be delisted from the Toronto Stock Exchange where it traded under the symbol “TWP”. The Toronto Stock Exchange subsequently granted our request. The following table sets forth the quarterly high and low closing sale prices per share of our common stock as reported by Nasdaq for each quarter during the following years ended:
	December 31, 2008		December 31, 2007
	High	Low	High	Low
First Quarter	$13.91	$6.35	$21.52	$17.08
Second Quarter	7.43	5.01	20.80	15.75
Third Quarter	9.33	3.90	17.11	11.11
Fourth Quarter	8.99	2.65	17.32	11.41

As of December 31, 2008, there were approximately 110 holders of record of our common stock. This number does not include stockholders for whom shares were held in “nominee” or “street” name. No dividends have been declared or paid on our common stock. We do not currently anticipate that we will pay any cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2008 with respect to compensation plans under which equity securities of the registrant are authorized for issuance:

Plan Category	Plan Name	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	Thomas Weisel Partners Group, Inc. Equity Incentive Plan (1)	8,863,408	(2)	$ 10.40	(3)	2,286,592	(4)(5)
Equity compensation plans not approved by security holders	None	—		—		—
Total		8,863,408	(2)	$ 10.40	(3)	2,286,592	(4)(5)

(1)
Approved by Thomas Weisel Partners Group LLC as sole shareholder of Thomas Weisel Partners prior to our initial public offering. Subsequent amendments to the Equity Incentive Plan were approved by the shareholders of Thomas Weisel Partners at the 2007 and 2008 Annual Meetings of Shareholders.  Total number of shares issuable under the plan as of December 31, 2008 is 11,150,000.

(2)	These shares of common stock may be issued pursuant to 8,594,859 outstanding restricted stock units and 268,549 outstanding options.

(3)
Under the Thomas Weisel Partners Group, Inc. Equity Incentive Plan, no exercise price is applicable to restricted stock units. The weighted-average exercise price stated relates solely to the options issued under the Equity Incentive Plan.  As of December 31, 2008, there were 268,549 outstanding options with a weighted-average exercise price of $10.40.

(4)
Number of securities remaining available for future issuance does not reflect the amendment to the Equity Incentive Plan to increase by 6,000,000 the number of shares of our common stock available for awards thereunder, which was approved by the shareholders of Thomas Weisel Partners Group, Inc. at the Special Meeting of Shareholders on February 5, 2009.

(5)
Number of securities remaining available for future issuance does not reflect approximately 400,000 restricted stock units that were withheld from delivery to offset tax withholding obligations of the employee recipients upon the vesting of the restricted stock units in February 2009.

Performance Graph

The following graph and table compare:

•
the performance of an investment in our common stock over the period of February 3, 2006 through January 2, 2009, beginning with an investment at the closing market price on February 3, 2006, the end of the first day our common stock traded on the Nasdaq following our initial public offering, and thereafter based on the closing price of our common stock on the Nasdaq; with

•
an investment in the Russell 2000 Growth Index and an investment in the Standard and Poor’s Mid Cap Investment Banking & Brokerage Index Sub-Industry Index (the “S&P Brokerage Sub-Industry Index”), in each case, beginning with an investment at the closing price on February 2, 2006 and thereafter based on the closing price of the index.

The graph and table assume $100 was invested on the starting date at the price indicated above and that dividends, if any, were reinvested on the date of payment without payment of any commissions.  The performance shown in the graph and table represents past performance and should not be considered an indication of future performance.

	2/3/06	7/3/06	1/3/07	7/3/07	1/3/08	7/3/08	1/2/09
Thomas Weisel Partners Group, Inc.	$100.00	$100.26	$110.94	$88.85	$61.61	$26.51	$22.34
Russell 2000 Growth Index	$100.00	$98.72	$103.94	$115.75	$108.23	$97.00	$69.01
S&P Brokerage Sub-Industry Index	$100.00	$113.74	$118.43	$137.78	$118.89	$92.20	$73.95

The information provided above under the heading “Performance Graph” shall not be considered “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Item 6. Selected Financial Data

Set forth below is selected consolidated financial and other data of Thomas Weisel Partners Group, Inc. (in thousands, except Selected Data and Ratios). The Selected Data and Ratios have been obtained or derived from our records. The data below should be read in conjunction with Item 1A – “Risk Factors”, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, our consolidated financial statements and the notes to our consolidated financial statements. In January 2008, we acquired Westwind. The results of Westwind have been included in our consolidated financial statements since January 2, 2008.

	As of or For the Year Ended December 31,
	2008	2007	2006	2005	2004
Statement of Operations
Revenues:
Investment banking	$63,305	$127,228	$124,136	$75,300	$84,977
Brokerage	131,939	120,187	123,809	138,497	154,746
Asset management	(7,120)	33,414	25,752	36,693	44,009
Interest income	7,341	17,718	13,525	5,510	3,148
Other revenue	—	920	—	—	—

Total revenues	195,465	299,467	287,222	256,000	286,880
Interest expense	(5,938)	(10,418)	(10,905)	(5,114)	(3,470)

Net revenues	189,527	289,049	276,317	250,886	283,410

Expenses excluding interest:
Compensation and benefits	147,186	187,902	152,195	154,163	146,078
Non-compensation expenses	237,893	103,920	97,997	101,594	112,606

Total expenses excluding interest	385,079	291,822	250,192	255,757	258,684

Income (loss) before taxes	(195,552)	(2,773)	26,125	(4,871)	24,726
Provision for taxes (tax benefit)	7,700	(2,793)	(8,796)	2,187	2,044
Net income (loss)	(203,252)	20	34,921	(7,058)	22,682

Less: Preferred dividends and accretion	—	—	(1,608)	(15,654)	(15,761)
Net income (loss) attributable to common shareholders and to Class A, B and C shareholders	$(203,252)	$20	$33,313	$(22,712)	$6,921

Net income (loss) per share:
Basic net income (loss) per share	$(6.29)	$—	$1.39
Diluted net income (loss) per share	$(6.29)	$—	$1.34

Statement of Financial Condition
Total assets	$281,650	$586,680	$483,189	$312,823	$309,174
Total liabilities	109,749	313,053	216,135	199,428	178,206
Total redeemable convertible preference stock	—	—	—	223,792	221,635
Shareholders’ and members’ equity (deficit)	171,901	273,627	267,054	(110,397)	(90,667)

Debt, including capital lease obligations	22,253	27,420	32,499	19,539	16,336

Selected Data and Ratios
Cash dividends declared per common share	$—	$—	$—	$—	$—
Investment banking:
Number of transactions	82	83	87	63	88
Revenue per transaction (in millions)	$0.77	$1.53	$1.43	$1.15	$0.93
Brokerage:
Average daily brokerage revenue (in millions)	$0.52	$0.48	$0.49	$0.55	$0.61
Equity research:
Publishing analysts	37	29	30	39	32
Companies covered	500	480	485	565	469
Number of companies covered per publishing analyst	14	17	16	14	15
Other:
Average number of employees	641	632	565	548	540

For the Year Ended
December 31, 2006
Pro forma, as adjusted (unaudited) (1)
Pro forma net revenues (2)	$276,179
Pro forma income before tax (2)	25,987
Pro forma tax benefit (3)	(7,363)
Pro forma net income (2) (3)	33,350
Pro forma preferred dividends and accretion	—
Pro forma net income attributable to common shareholders and to Class A, B and C shareholders (2) (3)	33,350

Pro forma earnings per share:
Pro forma basic earnings per share	$1.39
Pro forma diluted earnings per share	$1.34

Pro forma weighted average shares used in the computation of per share data:
Pro forma basic weighted average shares outstanding	23,980
Pro forma diluted weighted average shares outstanding	24,945

(1)
The pro forma, as adjusted amounts depict results we estimate we would have had during the year ended December 31, 2006 if the reorganization transactions had taken place on January 1, 2006, as these amounts change tax expense to amounts that we estimate we would have paid if we were a corporation beginning January 1, 2006. Additionally, these amounts decrease net revenues by the amount of interest expense on notes payable issued to preferred shareholders upon consummation of the reorganization transactions. The amounts for the year ended December 31, 2006 reflect pro forma results of operations as if these transactions had occurred on January 1, 2006. See Note 20 – Pro Forma, As Adjusted (Unaudited) to the consolidated financial statements.

(2)	Reflects decrease in net revenues and net income before tax of $0.1 million for the estimated interest expense for the notes issued to Class D and D-1 preferred shareholders.

(3)
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an investment bank focused principally on growth companies and growth investors. Our business is managed as a single operating segment and we generate revenues by providing financial services that include investment banking, brokerage, equity research and asset management. We take a comprehensive approach in providing these services to growth companies.

We are exposed to volatility and trends in the general securities market and the economy, and we are currently facing difficult market and economic conditions.  Due to the recent downturn in the market and the economic recession, client activity levels have decreased resulting in, among other things, lower overall investment banking activity.  It is difficult to predict when conditions will change.

Fiscal year 2008 was a very challenging environment for the capital markets given the unprecedented events on Wall Street that led to increased uncertainty and turmoil in the U.S. economy and global financial markets.  We are focused on making the necessary adjustments to our business and adapting to the current environment.  We are planning for 2009 to be a continuation of 2008 and are focused on the following items:

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

In January 2008, our headcount increased by approximately 100 employees as a result of our acquisition of Westwind.  Subsequent to the acquisition, during 2008 and through February 2009, we reduced our total headcount by approximately 250 employees, or approximately 34%.  The reductions were primarily in underperforming areas of our business as well as non-revenue producing departments.  As of March 13, 2009, we have approximately 500 employees. We will continue to selectively hire to upgrade our talent pool, particularly in revenue generating areas, and make additional key hires as appropriate.

In addition to the headcount reductions noted above, base salaries for employees with titles of Vice President and above were reduced by 10% as of January 1, 2009.

During 2008, in addition to the headcount and salary reductions discussed above, we executed on the following initiatives:

•
Acquisition and Integration of Westwind – On January 2, 2008, we completed our acquisition of Westwind, and integrating Westwind has been a primary focus during 2008.  In September 2008, our two U.K. broker-dealer subsidiaries, Thomas Weisel Partners International Limited and Thomas Weisel Partners (UK) Limited, successfully merged into one entity. In October 2008, we completed an internal reorganization of our U.S. broker-dealer subsidiaries to eliminate redundancies and unnecessary expense. As a result of this reorganization, the business of Thomas Weisel Partners (USA) Inc. was consolidated with that of Thomas Weisel Partners LLC.

One of our ongoing integration strategies has been to expand our trading in Canadian securities as our energy and mining analysts begin to make a greater impact on our U.S. and European accounts, and we currently plan to hire U.S. based energy bankers and analysts to capitalize on Westwind’s capabilities in Canada.  In Europe, where we integrated our offices in early 2008, we have combined our sales forces and are marketing the combined companies’ products and expertise.

•
Repurchase of Common Stock – During 2008, we repurchased a total of 1,544,286 shares of our common stock.  The shares were classified as treasury stock upon repurchase, and we intend to use these shares to settle obligations to deliver common stock in the future to employees who have received Restricted Stock Units under our Equity Incentive Plan. These repurchases were executed pursuant to an authorization by our Board of Directors to repurchase up to 2,000,000 shares of common stock for the purpose of settling obligations to deliver common stock to employees who have received restricted stock units under our Equity Incentive Plan.  Additional repurchases pursuant to this authority may be carried out and our Board of Directors may authorize additional repurchases in the future.

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

•
Reduction of the Convertible Book Size – We have significantly reduced our convertible trading book from approximately $190 million at December 31, 2007 to approximately $6 million at December 31, 2008.  We experienced losses during the year ended December 31, 2008 related to the convertible book which we do not expect to incur in 2009 due to the fact that we have significantly reduced our exposure to convertible securities.

•
Exiting of Facilities – We exited portions of our office facilities in San Francisco, New York, Montreal and London due to staff reductions.  As a result, we recorded a lease loss provision of $6.0 million during the year ended December 31, 2008.

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

The following table provides a summary of our results of operations (dollar amounts in thousands):

	For the Year Ended December 31,			2007-2008	2006-2007
	2008	2007	2006	% Change	% Change
Net revenues	$189,527	$289,049	$276,317	(34.4)%	4.6%
Income (loss) before taxes	(203,252)	(2,773)	26,125	nm	nm
Net income (loss)	(203,252)	20	34,921	nm	(99.9)%
Net income (loss) attributable to common shareholders and to Class A, B and C shareholders	(203,252)	20	33,313

Net income (loss) per share:
Basic net income (loss) per share	$(6.29)	$—	$1.39
Diluted net income (loss) per share	$(6.29)	$—	$1.34

nm – Not meaningful.

Revenues

The following table sets forth our revenues, both in dollar amounts and as a percentage of net revenues (dollar amounts in thousands):

	For the Year Ended December 31,			2007-2008	2006-2007
	2008	2007	2006	% Change	% Change
Revenues:
Investment banking	$63,305	$127,228	$124,136	(50.2)%	2.5%
Brokerage	131,939	120,187	123,809	(9.8)	(2.9)
Asset management	(7,120)	33,414	25,752	(121.3)	29.8
Interest income	7,341	17,718	13,525	(58.6)	31.0
Other revenue	—	920	—	(100.0)	100.0

Total revenues	195,465	299,467	287,222	(34.7)	4.3
Interest expense	(5,938)	(10,418)	(10,905)	(43.0)	(4.5)

Net revenues	$189,527	$289,049	$276,317	(34.4)%	4.6%

Percentage of net revenues:
Investment banking	33.4%	44.0%	44.9%
Brokerage	69.6	41.6	44.8
Asset management	(3.8)	11.6	9.3
Interest income	3.9	6.1	4.9
Other revenue	—	0.3	—

Total revenues	103.1	103.6	103.9
Interest expense	(3.1)	(3.6)	(3.9)

Net revenues	100.0%	100.0%	100.0%

Investment Banking Revenue

Our investment banking revenue includes (i) management fees, underwriting fees, selling concessions and agency placement fees earned through our participation in public offerings and private placements of equity and debt securities, including convertible debt, (ii) fees earned as strategic advisor in mergers and acquisitions and similar transactions and (iii) the value of warrants received as partial payment for investment banking services. Investment banking revenues are typically recognized at the completion of each transaction. Underwriting revenues are presented net of related expenses. Unreimbursed expenses associated with private placement and advisory transactions are recorded as non-compensation expenses.

With the significant decline in market conditions and capital raising activity during 2008, we focused our efforts towards our strategic advisory business which resulted in strategic advisory revenues representing 55% of investment banking revenues during 2008 as compared to 39% of investment banking revenues during 2007.

The following table sets forth our investment banking revenue and the number of investment banking transactions (dollar amounts in thousands):

	For the Year Ended December 31,			2007-2008	2006-2007
	2008	2007	2006	% Change	% Change
Investment banking revenue:
Capital raising	$28,183	$77,634	$93,063	(63.7)%	(16.6)%
Strategic advisory	35,122	49,594	31,073	(29.2)	59.6

Total investment banking revenues	$63,305	$127,228	$124,136	(50.2)%	2.5%

Investment banking transactions:
Capital raising	59	66	72
Strategic advisory	23	17	15

Total investment banking transactions	82	83	87

Average revenue per transaction (1)	$772	$1,533	$1,427

(1)	Revenue per investment banking transaction is generally higher in the U.S. than in Canada.

2008 versus 2007. Investment banking revenue decreased $63.9 million in 2008 from 2007. Our average revenue per transaction decreased to $0.8 million during 2008 from $1.5 million in 2007.  As noted above, revenue per investment banking transaction is generally higher in the U.S. than in Canada.  During 2008 and 2007, we closed 82 and 83 investment banking transactions, respectively.  Excluding the impact from the Westwind acquisition, we closed 37 investment banking transactions in 2008.  The change in our revenue per transaction is primarily due to our acquisition of Westwind which, historically, has completed a larger number of smaller sized transactions. In addition, during 2007 our investment banking revenue included $13.4 million in revenue generated from a single strategic advisory transaction. During 2008 and 2007, approximately 36% and 31%, respectively, of our investment banking revenue was earned from the ten largest transactions during the respective periods.

Capital raising revenue accounted for approximately 45% and 61% of our investment banking revenue in 2008 and 2007, respectively. Capital raising revenue decreased $49.5 million to $28.2 million in 2008. Our average revenue per capital raising transaction decreased to $0.5 million during 2008 from $1.2 million in 2007. During 2008 and 2007 we closed 59 and 66 capital raising transactions, respectively.  Excluding the impact from the Westwind acquisition, we closed 18 capital raising transactions in 2008.

Strategic advisory revenue accounted for approximately 55% and 39% of our investment banking revenue in 2008 and 2007, respectively. Strategic advisory revenue decreased $14.5 million to $35.1 million in 2008. Our average revenue per strategic advisory transaction decreased to $1.5 million during 2008 from $2.9 million in 2007.  The decrease in our average revenue per strategic advisory transaction was primarily due to a single strategic advisory transaction which resulted in $13.4 million of revenue during 2007.  During 2008 and 2007, we closed 23 and 17 strategic advisory transactions, respectively. Excluding the impact from the Westwind acquisition, we closed 19 strategic advisory transactions in 2008.

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

Capital raising revenue accounted for 61% and 75% of our investment banking revenue in 2007 and 2006, respectively. Capital raising revenue decreased $15.4 million in 2007 from 2006. Our average revenue per capital raising transaction decreased to $1.2 million in 2007 from $1.3 million in 2006. During 2007 and 2006, we closed 66 and 72 capital raising transactions, respectively.

Strategic advisory revenue accounted for 39% and 25% of our total investment banking revenue in 2007 and 2006, respectively. Strategic advisory revenue increased $18.5 million in 2007 from 2006. Our average revenue per strategic advisory transaction increased to $2.9 million in 2007 from $2.1 million in 2006. The increase in our average revenue per strategic advisory transaction was primarily due to a single strategic advisory transaction which resulted in $13.4 million of revenue. During 2007 and 2006, we closed 17 and 15 strategic advisory transactions, respectively.

Brokerage Revenue

Our brokerage revenue includes (i) commissions paid by customers for brokerage transactions in equity securities, (ii) spreads paid by customers on convertible debt securities, (iii) trading gains and losses which result from market making activities, from our commitment of capital to facilitate customer transactions and from proprietary trading activities relating to our convertible debt and special situations trading groups, (iv) advisory fees paid to us by high-net-worth individuals and institutional clients of our private client services group, which are generally based on the value of the assets we manage and (v) fees paid to us for equity research.

The concentration in brokerage revenues among our ten largest brokerage clients was 26%, 22% and 26% in 2008, 2007 and 2006, respectively, which represents approximately $35 million, $26 million and $32 million of brokerage revenues, respectively.

2008 versus 2007. Brokerage revenue increased by $11.8 million in 2008 from 2007. This increase is primarily due to our acquisition of Westwind in January 2008 and our expansion into Europe in late 2007.  During 2008, brokerage revenues of $13.3 million were generated from former Westwind clients.  These increases were offset by net trading losses in our convertible debt trading business as we considerably reduced our proprietary convertible debt trading book in the latter part of 2008.

The combined average daily volume on the New York Stock Exchange, Nasdaq and the Toronto Stock Exchange was approximately 4.0 billion shares during 2008, an increase of 3.0% from 2007. Our combined average daily customer trading volume increased 36.9% in 2008 from 2007 primarily due to our acquisition of Westwind.

In addition to our acquisition of Westwind, we believe the steps we have taken over the past year, including (i) broadening our geographic coverage and (ii) developing our product offerings within electronic trading in order to attract and retain trading volume from customers who are shifting away from utilizing full-service brokerage services and increasing their use of alternative trading systems, have resulted in our increased trading volume from institutional customers.

2007 versus 2006. Brokerage revenue decreased $3.6 million in 2007 from 2006. The decreases were primarily attributable to decreases in trading volumes in our institutional equity business, partially offset by improvements in our convertible debt trading and private client services businesses.

The combined average daily volume on the New York Stock Exchange and Nasdaq was approximately 3.7 billion shares during 2007, an increase of 3.4% from 2006. Our combined average daily customer trading volume decreased 11.0% in 2007 from 2006 primarily due to declines in the volume of shares we traded for our institutional brokerage customers. We believe the decline in our trading volume for institutional customers was partially due to the increased use of alternative trading systems by our customers and a decrease in the willingness of our traditional brokerage customers to pay full-service commissions in order to access our equity research.

Asset Management Revenue

Our asset management revenue includes (i) fees from investment partnerships we manage, (ii) allocation of the appreciation and depreciation in the fair value of our investments in the underlying partnerships, (iii) fees we earn from the management of equity distributions received by our clients (iv) other asset management-related realized and unrealized gains and losses on investments not associated with investment partnerships and (v) realized and unrealized gains and losses on warrants received as partial payment for investment banking services.

The following table sets forth our asset management revenue (dollar amounts in thousands):

	For the Year Ended December 31,			2007-2008	2006-2007
	2008	2007	2006	% Change	% Change
Asset management revenue:
Management fees	$14,691	$15,946	$12,420	(7.9)%	28.4%
Investments in partnerships realized and unrealized gains and losses—net	(13,414)	17,662	12,323	nm	43.3
Other securities realized and unrealized gains and losses—net	(8,397)	(194)	1,009	nm	(119.2)

Total asset management revenue	$(7,120)	$33,414	$25,752	(121.3)%	29.8%

2008 versus 2007. Investments in partnerships realized and unrealized gains and losses were as follows (dollar amounts in thousands):

	For the Year Ended December 31,
	2008	2007	% Change
Investments in partnerships realized and unrealized gains and losses:
Thomas Weisel Healthcare Venture Partners	$(4,530)	$4,226	(207.2)%
Thomas Weisel Venture Partners	(2,956)	9,591	(130.8)
Thomas Weisel Global Growth Partners	(2,271)	2,654	(185.6)
Thomas Weisel Capital Partners	(3,155)	763	(513.4)
Other	(502)	428	(217.2)

Total investments in partnerships realized and unrealized gains and losses	$(13,414)	$17,662	(175.9)%

The realized and unrealized investment loss from Thomas Weisel Healthcare Venture Partners during 2008 was due to fair value adjustments of two public portfolio companies within this fund.  The remaining partnerships net unrealized losses were primarily due to fair value adjustments resulting generally from a decline in the equity markets and lack of liquidity in the capital markets.  These conditions combined to create a lack of available financing at previous valuation levels resulting in downward fair value adjustments for certain companies held by these funds.

We recorded investment losses in other securities of $8.4 million in 2008 compared to investment losses of $0.2 million in 2007.  The investment losses in 2008 were primarily due to net realized and unrealized losses on warrants of $6.2 million acquired through the Westwind acquisition and declines in the value of equity securities held by our small/mid cap funds.

Management fees decreased $1.3 million in 2008 from 2007 as a result of a decrease in assets under management in 2008 as compared to 2007.

2007 versus 2006. Investments in partnerships realized and unrealized gains and losses were as follows (dollar amounts in thousands):

	For the Year Ended December 31,
	2007	2006	% Change
Investments in partnerships realized and unrealized gains and losses:
Thomas Weisel Healthcare Venture Partners	$4,226	$2,741	54.2%
Thomas Weisel Venture Partners	9,591	(6)	nm
Thomas Weisel Global Growth Partners	2,654	2,077	27.8
Thomas Weisel Capital Partners	763	7,270	(89.5)
Other	428	241	77.5

Total investments in partnerships realized and unrealized gains and losses	$17,662	$12,323	43.3%

This realized and unrealized investment gains from Thomas Weisel Venture Partners and Thomas Weisel Healthcare Venture Partners was due to was due to an increase in realized gains allocated to us in respect to our previously waived management fees, increases in gains from investment funds allocated to us with respect to our carried interest and an overall increase in gains within our investment funds.  This increase in realized and unrealized investment gains was partially offset by a decrease in investment gains in partnerships from Thomas Weisel Capital Partners.

Management fees increased $3.5 million in 2007 from 2006. This increase was primarily attributable to an increase in fees received from Thomas Weisel Global Growth Partners and Thomas Weisel Healthcare Venture Partners as a result of certain management fees being waived in 2006 that were not waived in 2007.  In addition, in 2007 the Thomas Weisel India Opportunity fund was created which resulted in management fees of $0.6 million.

Other Revenue

2007. Other revenue of $0.9 million recorded in 2007 relates to the gain, net of selling costs, on the sale of certain software previously developed for internal use. At the time of sale there were no amounts capitalized relating to this software.

Net Revenues by Geographic Segment

The following table sets forth our net revenues by geographic segment (dollar amounts in thousands):

	For the Year Ended December 31,			2007-2008	2006-2007
	2008	2007	2006	% Change	% Change
United States	$161,321	$289,040	$276,315	(44.2)%	4.6%
Other countries	28,206	9	2	nm	nm

Total net revenues	$189,527	$289,049	$276,317	(34.4)%	4.6%

2008 versus 2007. Net revenues from countries other than the United States increased $28.2 million during 2008 from 2007 as a result of our acquisition of Westwind in January 2008 and our expansion into Europe in late 2007. During 2008, net revenues from countries other than the United States consisted primarily of net revenues from Canada, which accounted for approximately 75.2% of net revenues from other countries.

No single customer accounted for 10% or more of net revenues during the years ended December 31, 2008, 2007 and 2006.

Expenses Excluding Interest

The following table sets forth information relating to our expenses excluding interest, both in dollar amounts and as a percentage of net revenues (dollar amounts in thousands):
	For the Year Ended December 31,			2007-2008	2006-2007
	2008	2007	2006	% Change	% Change
Expenses excluding interest:
Compensation and benefits	$147,186	$187,902	$152,195	(21.7)%	23.5%
Non-compensation expenses	237,893	103,920	97,997	128.9	6.0

Total expenses excluding interest	$385,079	$291,822	$250,192	32.0%	16.6%

Percentage of net revenues:
Compensation and benefits	77.7%	65.0%	55.1%
Non-compensation expenses	125.5	36.0	35.4

Total	203.2%	101.0%	90.5%

Average number of employees	641	632	565

Compensation and Benefits Expense

Compensation and benefits expense to secure the services of our employees has been the largest component of our total expenses. Compensation and benefits expense includes salaries, overtime, bonuses, commissions, share-based compensation, benefits, severance, employment taxes and other employee costs.

We pay discretionary bonuses based on a combination of company and individual performance, and we have entered into guaranteed contractual agreements with employees that require specified bonus payments, both of which are accrued over the related service periods. These bonuses make up a significant portion of our compensation and benefits expense.

Share-based awards constitute a portion of our compensation expense, and as a general matter, vest over a three or four-year service period, are subject to continued employment and, accordingly, are recorded as non-cash compensation expense ratably over the service period beginning at the date of grant. As a result, our aggregate compensation expense has been, and will continue to be, impacted as we recognize multiple years of share-based compensation expense associated with the vesting of prior year grants.  As of December 31, 2008, there was (i) $1.2 million of unrecognized compensation expense related to non-vested restricted stock unit awards made in connection with our initial public offering, which is expected to be recognized over a weighted-average period of 0.1 years and (ii) an additional $38.8 million of unrecognized compensation expense related to non-vested restricted stock unit awards made subsequent to our initial public offering, which is expected to be recognized over a weighted-average period of 2.7 years.

As part of a special retention and incentive program, in August 2008 we granted 2,970,000 restricted stock unit equity awards to senior employees of the Company as a means of incentivizing and retaining our key producers.  The restricted stock units vest after the end of a three-year period.  We also granted 550,000 performance-based restricted stock unit equity awards to certain members of the Executive Committee that will vest upon the attainment of the Company’s long-term performance goals.  The performance-based restricted stock unit equity awards granted to the Executive Committee are earned and become payable based on both a service and performance condition.  The service condition requires the executive to be employed by the Company from the date of grant through the vesting date.  The performance condition provides for pre-established targets relating to several performance measures that are determined over a performance period from July 1, 2010 to June 30, 2011. Specifically, these performance measures are based on: (i) GAAP revenue per employee, (ii) GAAP net income margin and (iii) GAAP return on equity.  Such targets relate to the Company as a whole.  If the service and performance conditions are met, the restricted stock unit equity awards will vest on August 6, 2011, and the underlying shares will be delivered on or about the related vesting date.  The total grant date fair value of these restricted stock unit equity awards was $21.0 million.

In addition, during 2008, performance-based restricted stock unit equity awards have been granted to employees as part of our regular hiring process.

We estimate the fair value of performance-based restricted stock units awarded to employees at the grant date of the equity instruments.  The fair value is based on the market price of our common stock on the grant date. We also consider the probability of achieving the established targets in determining our share-based compensation with respect to these awards.  We recognize compensation cost over a three-year service period.

We have put in place incentive compensation arrangements that are structured under separate limited liability company agreements in order to incentivize certain of our professionals responsible for managing such business. Compensation expense associated with these payments to these individuals was $3.2 million, $2.7 million and $3.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

As previously discussed, during 2008 and through February 2009, we reduced our total headcount by approximately 34% as compared to our headcount on January 2, 2008.  The reductions were primarily in underperforming areas of our business as well as non-revenue producing departments.  In addition, base salaries for employees with titles of Vice President and above were reduced by 10% as of January 1, 2009.  These reductions in headcount and base salaries are expected to have a decrease in our compensation expense in future periods.

2008 versus 2007. Compensation and benefits expense decreased $40.7 million in 2008 from 2007. Included in this decrease are expenses of $18.2 million related to the acquisition of Westwind.  Excluding the impact from the Westwind acquisition, compensation and benefits expense would have decreased $58.9 million during 2008.  This fluctuation was primarily the result of a decrease in bonus expense of $56.2 million.  The reduction in bonus expense is due to the overall decrease in our 2008 operations as well as the one-time compensation expense in the fourth quarter of 2007 attributable to the acceleration of the payment of 2008 mid-year retention bonuses.  In addition, salary expense decreased $10.5 million during the same period due to our reduction in non-Westwind employee headcount during 2008.  This decrease is partially offset by an increase in share-based compensation expense of $ 7.3 million as a result of additional grants of restricted stock units made during 2008.  Compensation and benefits expense in 2008 and 2007 included $6.3 million and $6.1 million, respectively, of non-cash compensation expense relating to share-based awards made in connection with our initial public offering.

2007 versus 2006. Compensation and benefits expense increased $35.7 million in 2007 from 2006. The increase primarily relates to the one-time compensation expense of $24.8 million in the fourth quarter of 2007 attributable to the acceleration of the payment of 2008 mid-year retention bonuses and certain severance expenses, each of which were related to the integration of Westwind. In addition, the average number of employees increased during the year ended December 31, 2007 as compared to the year ended December 31, 2006 which increased the salary related expenses during 2007.  Compensation and benefits expense in 2007 and 2006 included $6.1 million and $7.0 million, respectively, of non-cash compensation expense relating to share-based awards made in connection with our initial public offering.

Non-Compensation Expenses

Our non-compensation expenses include (i) brokerage execution, clearance and account administration, (ii) communications and data processing, (iii) depreciation and amortization of property and equipment, (iv) amortization of other intangible assets, (v) goodwill impairment, (vi) marketing and promotion, (vii) occupancy and equipment and (viii) other expenses.

2008 versus 2007. Non-compensation expense increased $134.0 million in 2008 from 2007. This increase includes the goodwill impairment of $92.6 million and the amortization of identifiable intangible assets acquired as a result of the Westwind acquisition in January 2008 of $15.3 million.  In addition, included in this increase are additional operating expenses of $18.4 million attributable to our acquisition of Westwind.  Excluding the goodwill impairment, intangible amortization and the impact from the Westwind acquisition, non-compensation expense would have increased $7.7 million during 2008.

The increase of $7.7 million in non-compensation expense includes an increase in occupancy and equipment expense of $6.0 million during 2008 from 2007 primarily due to our exiting certain office space in September and December 2008 for which we recorded a $6.0 million lease loss charge.  In addition, brokerage execution, clearance and account administration increased $4.6 million during 2008 from 2007 as a result of increased brokerage activity during the period as well as the outsourcing of our our NYSE floor brokerage during 2008.  Communication and data processing expense increased by $1.1 million due to increased costs associated with our expansion into Canada, Europe and the midwest.  This overall increase of $11.7 million is partially offset by a decrease of $3.0 million in marketing and promotion primarily due to a decrease in client related travel and conference expenses in 2008.

2007 versus 2006. Non-compensation expenses increased $5.9 million in 2007 from 2006. The overall increase in non-compensation expenses was primarily due to increases in marketing and promotion expense, other expenses and communication expense of $3.6 million, $3.3 million and $2.3 million, respectively. Marketing and promotion expense increased primarily due to increased travel and entertainment related to the geographic expansion of our business. Other expense increased as a result of expenses related to a third-party private equity management agreement which began in late 2006 and communications expenses increased due to our opening additional offices during 2007.  These increases were partially offset by a decrease of $2.3 million in brokerage, execution, clearance and account administration expense due to improved efficiencies in our trade execution practices and lower NYSE exchange rate fees, as well as less clearance charges associated with lower trading volume.

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

In connection with our initial public offering, we reorganized from a limited liability company into a corporation, and following that reorganization became subject to U.S. Federal and state income taxes. We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS No. 109"), which requires the recognition of deferred tax assets and liabilities based upon temporary differences between the financial reporting and tax bases of our assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized.

Our effective tax rates for 2008 and 2007 were (3.9)% and 100.7%, respectively.  The decrease in our effective tax rate in 2008 from 2007 is primarily due to the recognition of deferred tax benefits in 2007 resulting in a reduction to our effective tax rate of 49.8%, our recognition of a deferred tax valuation allowance in 2008 of $44.8 million resulting in a reduction to our effective tax rate of 18.7%, and the 2008 impairment charge to goodwill acquired in the Westwind transaction of $92.6 million, which did not provide a tax benefit and resulted in a reduction to our effective tax rate of 17.0%.

Refer to the Deferred Tax Valuation Allowance section within Critical Accounting Policies and Estimates below for additional disclosures on factors considered by management in the establishment of the valuation allowance on deferred tax assets.

Business Combination

On January 2, 2008, we acquired Westwind and under the agreement, we indirectly acquired 100 percent of Westwind’s outstanding shares and Westwind became our indirect subsidiary. Total consideration was approximately $156 million, which consisted of $45 million in cash, 7,009,112 shares of the Company’s common stock valued at $15.35 per share (based on the average closing price over a five day period starting two days prior to the acquisition announcement date of October 1, 2007 and ending two days after the announcement date) and direct acquisition costs of $3.1 million consisting primarily of legal, accounting and advisory fees.  Common stock issued includes 6,639,478 exchangeable shares, which are shares issued by a Canadian subsidiary of the Company and are exchangeable for shares of the Company’s common stock.

During the year ended December 31, 2008, we experienced a significant decline in our market capitalization which was affected by the uncertainty in the financial markets.  The tightening of the credit markets contributed to a sharp decline in our capital raising investment banking revenues during the same period.  Based on the difficult conditions in business climate and our perception that the climate is unlikely to change in the near term, we recorded a full impairment charge to the goodwill asset of $92.6 million that was recorded as part of the Westwind acquisition.  The impairment charge was determined based on our fair value utilizing a discounted cash flow analysis, and we considered our market capitalization to determine the reasonableness of the discounted cash flow.

Liquidity and Capital Resources

We believe that our current level of equity capital, current cash balances, funds anticipated to be provided by operating activities and funds available to be drawn under temporary loan agreements, will be adequate to meet our liquidity and regulatory capital requirements for the next 12 months.

Cash Flows

 Cash and cash equivalents were $116.6 million at December 31, 2008, a decrease of $40.4 million from $157.0 million at December 31, 2007.

Operating activities used $44.4 million of cash and cash equivalents during 2008.  Our net loss excluding non-cash items contributed $26.1 million to the decrease in cash. Additionally, in February 2008, we made aggregate cash bonus payments to our employees of $25.6 million, as well as an aggregate cash payment of $24.8 million to our employees attributable to the acceleration of the payment of 2008 mid-year retention bonuses and certain severance expenses.  During 2008, we had a decrease in accrued expenses and other liabilities of $27.4 million which is due to the fact that we have made cash payments to settle accrued expenses that were recorded as of December 31, 2007. The overall decrease in our cash and cash equivalents from operating activities is partially offset by the partial liquidation of our convertible holdings as well as an overall decrease in our net securities owned positions which provided $50.2 million of cash.

Investing activities provided $26.4 million of cash and cash equivalents during 2008.  The proceeds from sales of investments in partnerships and other investments during 2008 were $47.0 million primarily relating to the sale of auction rate securities. We used these proceeds to fund our $45.0 million cash payment for the acquisition of Westwind in January 2008 and to fund bonus and severance payments discussed in the operating activities discussion above.  Cash received as a result of our acquisition of Westwind was $36.9 million.  In addition, during 2008 we purchased investments in partnerships and other investments of $7.2 million and purchased property and equipment of $5.6 million.

Financing activities used $16.7 million of cash and cash equivalents during 2008 primarily due to the repurchase of our common stock from the open market for $9.5 million and the repayment of notes payable of $6.1 million.  In addition, we net settled $1.0 million of equity awards that became deliverable to our employees during 2008.

Auction Rate Securities

As of December 31, 2008, we held auction rate securities (“ARS”) with a par value of $9.7 million and fair value of $8.9 million.  The ARS are variable rate debt instruments, having long-term maturity dates (approximately 25 to 31 years), but whose interest rates are reset through an auction process, most commonly at intervals of 7, 28 and 35 days. The interest earned on these investments is exempt from Federal income tax. All of our ARS are backed by pools of student loans and are rated either Aaa, Aa3 or A1 at December 31, 2008.  We continue to receive interest when due on our ARS and expect to continue to receive interest when due in the future.  The weighted-average Federal tax exempt interest rate was 1.91% at December 31, 2008.

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

Coupon Rate – In determining fair value, we projected future interest rates based on the average near term historical interest rate for these issues, the Securities Industry and Financial Markets Association Municipal Swap Index and benchmark yield curves.  The average interest rates assumed ranged from 3.2% to 3.7%.

Discount Rate – Our discount rate was based on a spread over the AA Municipal General Education yield curve and consisted of a spread of 425 to 450 bps over this yield curve which we adjusted down to 50 bps over periods of time ranging from twelve to nineteen quarters.  This spread is included in the discount rate to reflect the current and expected illiquidity, which we expect to trend toward the mean in the ARS market.  The average spread between our ARS and the AA Municipal General Education yield curve between August 2004 and August 2007, a period in which auctions were not likely to fail, averaged less than 10 basis points.

Timing of Liquidation – Our cash flow projections consisted of various scenarios for each security wherein we valued the ARS to points in time where it was in the interest of the issuer, based on the fail rate, to redeem the securities.  Our concluded values for each security were based on the average valuation of these various scenarios.  For the securities analyzed, the shortest average time to liquidation was assumed to be 30 months.

Based on the results of the discounted cash flow analysis, we determined that our ARS had a decline in fair value of $0.8 million during the year ended December 31, 2008.

Debt Financing

In connection with our initial public offering of common stock, we issued $33 million of unsecured senior notes to our former Class D and Class D-1 shareholders and are required to make principal and interest payments on these notes in accordance with their terms. As of December 31, 2008, the outstanding principal balance under these notes was $23.0 million and is due in January 2011.

In April 2008, Thomas Weisel Partners LLC, our U.S. broker-dealer subsidiary, entered into a $25.0 million revolving note and subordinated loan agreement.  Thomas Weisel Partners LLC will need to satisfy certain covenants in order to draw funds under this loan agreement, which have been satisfied at December 31, 2008.  These covenants include the following: (i) maintaining a certain level of equity, (ii) meeting specific financial ratios based upon regulatory financial statement filings, (iii) continuing to employ Thomas W. Weisel as Chief Executive Officer, (iv) continuing to operate Thomas Weisel Partners LLC’s investment banking and brokerage operations and (v) demonstrating Thomas Weisel Partner LLC’s investment banking and brokerage operations continue to generate a specified percentage of total revenues.  Through the date of this filing, no amounts have been drawn under this loan agreement.

We previously had a financing arrangement with General Electric Capital Corporation, the balance of which was $3.7 million as of December 31, 2007.  We paid all outstanding principal and interest to General Electric Capital Corporation in May 2008.

Bonus and Share-Based Compensation

The timing of bonus compensation payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees are generally paid salaries semi-monthly during the year, bonus payments, which make up a larger portion of total compensation, have historically been paid in February and July.

In February 2008, we made aggregate cash bonus payments to our employees of approximately $25.6 million and granted equity awards with a grant date fair value of $22.4 million.  In addition, in February 2008, we made aggregate cash payments of $24.8 million to our employees attributable to the acceleration and cessation of the mid-year retention bonuses, which had historically been paid in July, and certain severance expenses.

In July 2008, we made aggregate cash bonus payments to our Canadian based employees of approximately $8.7 million.

In February 2009, we made aggregate cash bonus payments to our employees of approximately $19.2 million and granted equity awards with a grant date fair value of $7.9 million.

During the year ended December 31, 2008, approximately 350,300 shares of freely transferable common stock became deliverable to our employees in respect of share-based awards previously granted. We elected to settle a portion of these vesting shares through a net settlement feature provided for in SFAS No. 123(R), Share-Based Payment, to meet the minimum employee statutory income tax withholding requirements.  During the year ended December 31, 2008, we made payments of $1.0 million related to the net settlement of shares.  Our cash position and liquidity will be affected to the extent we elect to continue to settle a portion of vesting shares through net settlement in the future.

In February 2009, approximately 1,100,000 shares of freely transferable common stock became deliverable to our employees in respect of share-based awards previously granted, and we made payments of $1.5 million related to the net settlement of these shares.

Regulatory Net Capital and Other Amounts Required to be Maintained at Broker-Dealer Subsidiary

We have the following registered securities broker-dealers:

•	Thomas Weisel Partners LLC (“TWP”)

•	Thomas Weisel Partners Canada Inc. (“TWPC”)

•	Thomas Weisel Partners International Limited (“TWPIL”)

TWP is a registered U.S. broker-dealer that is subject to the Uniform Net Capital Rule under the Securities Exchange Act of 1934 administered by the SEC and FINRA, which requires the maintenance of minimum net capital. SEC and FINRA regulations also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met.

TWPC is a registered investment dealer in Canada and is subject to the capital requirements of the Investment Industry Regulatory Organization of Canada.  TWPIL is a registered U.K. broker-dealer and is subject to the capital requirements of the Financial Securities Authority.

The table below summarizes the minimum capital requirements for our broker-dealer subsidiaries (in thousands):

	December 31, 2008
	Required Net Capital	Net Capital	Excess Net Capital
TWP	$1,000	$41,867	$40,867
TWPC	203	10,822	10,619
TWPIL	1,469	1,794	325

Total	$2,672	$54,483	$51,811

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

Acquisition of Westwind

On January 2, 2008, we completed our acquisition of Westwind, and at the closing of this transaction we made a cash payment of $45 million as the cash portion of the consideration for this acquisition.  In addition, total costs related to our acquisition of Westwind were $3.1 million.

Off-Balance Sheet Arrangements

In the ordinary course of business we enter into various types of off-balance sheet arrangements including certain reimbursement guarantees meeting the FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), definition of a guarantee that may require future payments. These include contractual commitments and guarantees. For a discussion of our activities related to these off-balance sheet arrangements, see Note 16 – Contingencies, Commitments and Guarantees and Note 17 – Financial Instruments with Off-Balance Sheet Risk, Credit Risk or Market Risk to our consolidated financial statements.

Contractual Obligations

The following table provides a summary of our contractual obligations as of December 31, 2008 (in thousands):

	Contractual Obligation Due by Period
	2009	2010-2011	2012-2013	Thereafter	Total
Notes payable (1)	$1,040	$24,143	$—	$—	$25,183
Capital leases (2)	69	95	—	—	164
Operating leases (3)	18,994	29,195	18,937	17,800	84,926
General partner commitment to invest in private equity funds (4)	269	1,054	161	—	1,484
Unaccrued guaranteed compensation payments	620	2,634	—	—	3,254

Total contractual obligations	$20,992	$57,121	$19,098	$17,800	$115,011

(1)	Represents remaining principal amount and related estimated interest payable for notes issued in connection with our initial public offering.

(2)	Includes estimated interest payable related to capital lease liability.

(3)	Operating lease expense is presented net of sublease rental income.

(4)	The private equity fund commitments have no specific contribution dates. The timing of these contributions is presented based upon estimated contribution dates.

In addition to the commitments within the table above, we have made commitments to investments in unaffiliated funds. During the year ended December 31, 2008, we funded $3.4 million of these commitments and transferred $22.2 million of these commitments to a fund sponsored by us. Our remaining unfunded commitment as of December 31, 2008 was $4.3 million, which we anticipate transferring to funds sponsored by us. These commitments may be called in full at any time.

The table above excludes $1.1 million of liabilities under Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN No. 48”).  We have not provided a detailed estimate of the payment timing within the table above due to the uncertainty of when the related tax settlements are due.

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price), other than in a forced or liquidation sale. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our financial assets and liabilities measured and reported at fair value are classified and disclosed in one of the following categories:

•
Level 1 – Quoted prices are available in active markets for identical investments as of the reporting date. Investments included in this category are listed equities. As required by SFAS No. 157, we do not adjust the quoted price of these investments, even in situations where we hold a large position and a sale could reasonably be expected to affect the quoted price.

•
Level 2 – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Investments which are generally included in this category are convertible bonds.

•
Level 3 – Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Investments included in this category generally are general partnership interests in private investment funds, warrants, auction rate securities and convertible bonds that cannot be publicly offered or sold unless registration has been affected under the Securities Act of 1933.

Securities owned, securities sold, but not yet purchased and investments in partnerships and other investments on our consolidated statements of financial condition consist of financial instruments carried at fair value, with related unrealized gains or losses recognized in our results of operations. The use of fair value to measure these financial instruments, with related unrealized gains and losses recognized immediately in our results of operations, is fundamental to our consolidated financial statements.

The fair value of financial instruments is derived using observable market prices, observable market parameters or broker or dealer prices (bid and ask prices), if available.  In the case of financial instruments transacted on recognized exchanges, the observable market prices represent quotations for completed transactions from the exchange on which the financial instrument is principally traded.  For offsetting positions in the same financial instrument, the same price within the bid-ask spread is used to measure both the long and short positions.  For financial instruments that do not have readily determinable fair values through quoted market prices, the determination of fair value is derived using techniques appropriate for each particular product.  These techniques involve some degree of management judgment.

A substantial percentage of the fair value of our securities owned and securities sold, but not yet purchased are based on observable market prices, observable market parameters, or derived from broker or dealer prices.  The availability of observable market prices and pricing parameters can vary from product to product.  When available, observable market prices and pricing or market parameters in a product may be used to derive a price without requiring significant judgment.  In certain markets, observable market prices or market parameters are not available for all products, and fair value is determined using techniques appropriate for each particular product.  These techniques involve some degree of management judgment.

For investments in illiquid or privately held securities that do not have readily determinable fair values, the determination of fair value requires us to estimate the value of the securities using the best information available.  Among the factors considered by us in determining the fair value of financial instruments are the cost, terms and liquidity of the investments, the financial condition and operating results of the issuer, the quoted market price of publicly traded securities with similar quality and yield and other factors generally pertinent to the valuation of investments.  In instances where a security is subject to transfer restrictions, the value of the security is based primarily on the quoted price of a similar security without restriction but may be reduced by an amount estimated to reflect such restrictions. Even where the value of a security is derived from an independent source, certain assumptions may be required to determine the security’s fair value. For example, we assume that the size of positions that we hold would not be large enough to affect the quoted price of the securities if we sell them, and that any such sale would happen in an orderly manner. The actual value realized upon disposition could be different from the current estimated fair value.  Private investments may also be valued at cost for a period of time after an acquisition as the best indicator of fair value.

Financial instruments carried at contract amounts have short-term maturities (one year or less), are repriced frequently or bear market interest rates and, accordingly, those contracts are carried at amounts approximating fair value.  Financial instruments carried at contract amounts on our consolidated statements of financial condition include receivables from and payables to clearing brokers and corporate finance and syndicate receivables.

Instruments that trade infrequently or have no market and therefore have little or no price transparency are classified within Level 3 based on the results of our price verification process. Our Level 3 assets were $44.2 million at December 31, 2008. This balance primarily consists of investments in funds managed by the Company’s Asset Management Subsidiaries and unaffiliated general partners, ARS and private investments in the equity of operating companies.

In January 2008, we experienced a significant increase in ARS failures. While it was not unusual for supply to outweigh demand, banks running the auctions had historically absorbed the excess supply in order to ensure a successful auction and a liquid market. This process came to a halt as the result of the dislocation in the credit markets during 2008, at which point we transferred our auction rate securities into the Level 3 category.  The valuation of our ARS is based on a discounted cash flow method which assesses the credit and liquidity risks associated with the securities to determine the fair values.

Investments in Partnerships and Other Investments

Investments in partnerships and other investments include our general and limited partnership interests in investment partnerships and direct investments in non-public companies. These interests are carried at estimated fair value. The net assets of investment partnerships consist primarily of investments in non-marketable securities. The underlying investments held by such partnerships and direct investments in non-public companies are valued based on estimated fair value ultimately determined by us in our capacity as general partner or investor and, in the case of an investment in an unaffiliated investment partnership, are based on financial statements prepared by an unaffiliated general partner. Due to the inherent uncertainty of valuation, fair values of these non-marketable investments may differ from the values that would have been used had a ready market existed for these investments, and the differences could be material.  Increases and decreases in estimated fair value are recorded based on underlying information of these non-public company investments including third-party transactions evidencing a change in value, market comparables, operating cash flows and financial performance of the companies, trends within sectors and/or regions, underlying business models, expected exit timing and strategy, and specific rights or terms associated with the investment, such as conversion features and liquidation preferences.  In cases where an estimate of fair value is determined based on financial statements prepared by an unaffiliated general partner, such financial statements are generally unaudited other than audited year-end financial statements. Upon receipt of audited financial statements from an investment partnership, we adjust the fair value of the investments in our subsequent financial statements to reflect the audited partnership results if they differ from initial estimates. We also perform procedures to evaluate fair value estimates provided by unaffiliated general partners.

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

Liability for Lease Losses

Our accrued expenses and other liabilities include a liability for lease losses related to office space that we subleased or vacated due to staff reductions in 2008 and in prior years. The liability for lease losses was $9.6 million at December 31, 2008 and will expire with the termination of the relevant facility leases through 2012. We estimate our liability for lease losses as the net present value of the differences between lease payments and receipts under sublease agreements.

Legal and Other Contingent Liabilities

We are involved in various pending and potential complaints, arbitrations, legal actions, investigations and proceedings related to our business. Some of these matters involve claims for substantial amounts, including claims for punitive and other special damages. The number of complaints, arbitrations, legal actions, investigations and regulatory proceedings against financial institutions like us has been increasing in recent years. We have, after consultation with counsel and consideration of facts currently known by management, recorded estimated losses in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, to the extent we have determined a claim will result in a probable loss and the amount of the loss can be reasonably estimated. The determination of these reserve amounts requires significant judgment on the part of management and our ultimate liabilities may be materially different. In making these determinations, management considers many factors, including, but not limited to, the loss and damages sought by the plaintiff or claimant, the basis and validity of the claim, the likelihood of successful defense against the claim and the potential for, and magnitude of, damages or settlements from such pending and potential complaints, arbitrations, legal actions, investigations and proceedings, and fines and penalties or orders from regulatory agencies. See Note 16 – Commitments, Guarantees and Contingencies to the consolidated financial statements included in Item 15 of this Annual Report of Form 10-K for a further description of legal proceedings.

Additionally, we will record receivables for insurance recoveries for legal settlements and expenses when such amounts are covered by insurance and recovery of such losses or costs are considered probable of recovery.  These amounts will be recorded as other assets in the consolidated statements of financial condition and will reduce other expense, to the extent such losses or costs have been incurred, in the consolidated statements of results of operations.

Allowance for Doubtful Accounts

Our receivables include corporate finance and syndicate receivables relating to our advisory and investment banking engagements. We also have receivables from our clearing brokers in connection with the clearing of our brokerage transactions. We record an allowance for doubtful accounts on these receivables based on a specific identification basis. Management is continually evaluating our receivables for collectibility and possible write-off by examining the facts and circumstances surrounding each specific case where a loss is deemed a possibility.

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

SFAS No.109 states that a deferred tax asset should be reduced by a valuation allowance if based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. The determination of whether a deferred tax asset is realizable is based on weighting all available evidence, including both positive and negative evidence. SFAS No. 109 provides that the realization of deferred tax assets, including carryforwards and deductible temporary differences, depends upon the existence of sufficient taxable income of the same character during the carryback or carryforward period. SFAS No.109 requires the consideration of all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in carryback years and tax-planning strategies.

     Our operations are in a cumulative loss position for the three-year period ended December 31, 2008, primarily created by poor operating results in 2008 due to the challenging environment for the capital markets. For purposes of assessing the realization of the deferred tax assets, this cumulative taxable loss position is considered significant negative evidence and has caused us to conclude that it is more likely than not we will not be able to realize the deferred tax assets in the future. As of December 31, 2008, we recorded a full valuation allowance of $44.8 million on our U.S. deferred tax assets. In addition, we have a valuation allowance of $1.7 million on our U.K. deferred tax asset as of December 31, 2008. Management will reassess the realization of the deferred tax assets based on the criteria of SFAS No.109 each reporting period. To the extent that our financial results improve and the deferred tax asset becomes realizable, we will be able to reduce the valuation allowance through earnings.

During the three months ended March 31, 2006, we recognized a one-time tax benefit upon conversion to a corporation in connection with the establishment of our deferred tax asset balances, partially offset by a valuation allowance of $9.9 million. The valuation allowance was recorded because management at that time, concluded that a portion of the deferred tax benefit, which resulted from unrealized capital losses, more likely than not would not be realized due to the uncertainty of our ability to generate future capital gains to offset such capital losses. During 2006 however, the performance of the underlying investments in our investments in partnerships exceeded our estimates, significantly reducing our net unrealized capital loss and accordingly, our valuation allowance by $8.5 million.  As of December 31, 2006, the deferred tax asset recorded to reflect these net unrealized losses was $1.4 million, and the related valuation allowance was $1.4 million.

In 2007, we recorded net capital gains of $17.7 million, which included the recognition of previously recorded unrealized gains.  As a result, our deferred tax asset associated with our net unrealized loss increased by $1.6 million for the period ending December 31, 2007.  However, due to the significant recognition of capital gains in the current year, the continued performance of our investments and our expectation of being able to reduce unrealized capital losses through recognition and future unrealized capital gains, we reduced our valuation allowance to zero.  In reducing our valuation allowance, we recognized deferred tax benefit of $1.4 million during 2007 resulting in a 49.8% reduction in the effective tax rate.

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

Goodwill and Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), we are required to evaluate goodwill annually to determine whether it is impaired.  Goodwill is also required to be tested between annual impairment tests if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount.  We selected the fourth quarter to perform our annual goodwill impairment testing.  The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.

During the year ended December 31, 2008, we experienced a significant decline in our market capitalization which was affected by the uncertainty in the financial markets.  The tightening of the credit markets contributed to a sharp decline in our capital raising investment banking revenues during the same period.  Based on the difficult conditions in business climate and our perception that the climate is unlikely to change in the near term, we recorded a full impairment charge to the goodwill asset of $92.6 million.  The impairment charge was determined based on our fair value utilizing a discounted cash flow analysis, and we considered our market capitalization to determine the reasonableness of the discounted cash flow.

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

Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards No. 157 – “Fair Value Measurements” (“SFAS No. 157”). In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The primary focus of SFAS No. 157 is to increase consistency and comparability in fair value measurements, as well as provide better information about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements and the effect fair value measurements have on earnings for the period, if any. We adopted SFAS No. 157 as of January 1, 2008.  Adoption of SFAS No. 157 did not have a material impact on our consolidated statements of financial condition, operations and cash flows. Under provisions set forth in FSP 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), we elected to defer adoption of SFAS No. 157 until January 1, 2009 for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis.  We adopted FSP 157-2 on January 1, 2009, and adoption did not have a material impact on our consolidated statements of financial condition, results of operations or cash flows.

Statement of Financial Accounting Standards No. 159 – “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). In February 2007, the FASB issued SFAS No. 159, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. We adopted SFAS No. 159 as of January 1, 2008 and elected not to apply the provisions.

Statement of Financial Accounting Standards No. 141R – “Business Combinations” (“SFAS No. 141R”). In December 2007, the FASB issued SFAS No. 141R, which improves the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption of SFAS No. 141R was not permitted. We adopted SFAS No. 141R on January 1, 2009, and adoption did not have an impact on our consolidated statements of financial condition, operations and cash flows.

Statement of Financial Accounting Standards No. 160 – “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (“SFAS No. 160”). In December 2007, the FASB issued SFAS No. 160, which improves the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption of SFAS No. 160 was not permitted. We adopted SFAS No. 160 on January 1, 2009, and adoption did not have an impact on our consolidated statements of financial condition, operations and cash flows.

Statement of Financial Accounting Standards No. 161 – “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133” (“SFAS No. 161”). In March 2008, the FASB issued SFAS No. 161, which enhances disclosures about an entity’s derivative instruments and hedging activities and thereby improves the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We adopted SFAS No. 161 on January 1, 2009, and adoption did not have an impact on our consolidated statements of financial condition, operations and cash flows.

FASB Staff Position 157-3 – “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”). In October 2008, the FASB issued FAS 157-3, which clarifies the application of SFAS No. 157 in a market that is not active and provides an example of key considerations to determine the fair value of financial assets when the market for those assets is not active.  FSP 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP 157-3 did not have an impact on our consolidated statements of financial condition, operations and cash flows.

FASB Staff Position FAS 140-4 and FIN 46(R)-8 – “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP 140-4”). In December 2008, the FASB issued FSP 140-4, which requires additional disclosure related to transfers of financial assets and variable interest entities.  FSP 140-4 was effective for the first reporting period ending after December 15, 2008. As FSP 140-4 impacts our disclosures and not our accounting treatment for transfers of financial assets and variable interest entities, our adoption of FSP 140-4 did not have an impact on our consolidated statements of financial condition, operations and cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our business and financing activities directly expose us to various types of risks, including (i) market risk relating to, among other things, the changes in the market value of equity or debt instruments and (ii) interest rate risk relating to the effect of changes in interest rates and the yield curve on the value of debt instruments that we hold and our payment obligations in respect of notes that we have issued.  We are also exposed to other risks in the conduct of our business such as credit risk and the effects of inflation.  Our exposure to these risks could be material to our consolidated financial statements. Set forth below is a discussion of some of these risks together with quantitative information regarding the aggregate amount and value of financial instruments that we hold or in which we maintain a position or that we have issued and that remain outstanding, in each case, as of December 31, 2008 and 2007. Due to the nature of our business, in particular our trading business, the amount or value of financial instruments that we hold or maintain a position in will fluctuate on a daily and intra-day basis, and the year-end values and amounts presented below are not necessarily indicative of the exposures to market risk, interest rate risk and other risks we may experience at various times throughout any given year.

Market Risk

Market risk represents the risk of loss that may result from the change in value of a financial instrument due to fluctuations in its market price. Market risk may be exacerbated in times of trading illiquidity when market participants refrain from transacting in normal quantities and/or at normal bid-offer spreads. Our exposure to market risk is directly related to our role as a financial intermediary in customer trading and to our market-making, investment banking and investment activities, which activities include committing from time to time to purchase large blocks of stock from publicly-traded issuers or their significant shareholders. We trade in equity and convertible debt securities as an active participant in both listed and over-the-counter equity and convertible debt markets and typically maintain securities in inventory to facilitate our market-making activities and customer order flow. Market risk is inherent in financial instruments.

The following tables categorize our market risk sensitive financial instruments by type of security and, where applicable, by contractual maturity date.

As of December 31, 2008 (in thousands):
	Maturity Date								Carrying Value as of
	2009	2010	2011	2012	2013	Thereafter		Total Principal	December 31, 2008

Inventory positions
Convertible bonds—long	$—	$1,000	$7,050	$—	$—	$4,500		$12,550	$6,402
Warrants—long (1)	250	153	27	—	—	—		430	430
Equity securities—long									12,095
Total—long	250	1,153	7,077	—	—	4,500		12,980	18,927

Equity securities—short									1,464
Equity index fund—short									10,073
Total—short									11,537

Other investments
Auction rate securities	—	—	—	—	—	9,650	(2)	9,650	8,913
Other									2,248

(1)	Maturity date is based on the warrant expiration date. An assumption of expiration date was made when none was available.

(2)	Represents contractual maturity date. Please refer to further discussion regarding auction rate securities included in the “Liquidity and Capital Resources” section above.

As of December 31, 2007 (in thousands):
	Maturity Date									Carrying Value as of
	2008		2009	2010	2011	2012	Thereafter		Total Principal	December 31, 2007

Inventory positions
Convertible bonds—long	$9,305		$4,063	$1,005	$5,348	$21,949	$120,050		$161,720	$189,483
Equity securities—long										30,957
Total—long	9,305		4,063	1,005	5,348	21,949	120,050		161,720	220,440

Convertible bonds—short	—		—	2,705	—	1,000	12,031		15,736	18,351
U.S. Treasury securities—short	—		5,000	—	—	10,000	—		15,000	15,330
Equity securities—short										116,060
Equity index fund—short										14,192
Total—short	—		5,000	2,705	—	11,000	12,031		30,736	163,933

Other investments
Auction rate securities	37,600	(1)	—	—	—	—	8,550	(2)	46,150	46,150
Municipal debt securities	4,016		—	—	—	—	—		4,016	4,016
Other										8,262

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

In addition to the positions set forth in the table above, we maintain investments in private equity, venture capital and other investment funds.  These investments are carried at fair value in accordance with industry guidance, and as of December 31, 2008 and 2007, the fair value of these investments was $32.7 million and $53.3 million, respectively.

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

As of December 31, 2008 (in thousands):

	Maturity Date								Carrying Value as of
	2009	2010	2011	2012	2013	Thereafter		Total Principal	December 31, 2008

Inventory positions
Convertible bonds—long	$—	$1,000	$7,050	$—	$—	$4,500		$12,550	$6,402

Other investments
Auction rate securities (1)	—	—	—	—	—	9,650	(3)	9,650	8,913

Notes payable
Senior Note, floating mid-term AFR + 2.25% (2)	—	—	13,000	—	—	—		13,000	12,492
Senior Note, floating mid-term AFR + 2.25% (2)	—	—	10,000	—	—	—		10,000	9,609

(1)	The weighted average interest rate was 1.91% at December 31, 2008.

(2)
We have recorded the debt principal at a discount to reflect the below-market stated interest rate of these notes at inception. We amortize the discount to interest expense so that the interest expense approximates our incremental borrowing rate. The weighted average interest rate for notes payable outstanding at December 31, 2008 was 5.17%.

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

Credit Risk

Our broker-dealer subsidiaries place and execute customer orders. The orders are then settled by unrelated clearing organizations that maintain custody of customers’ securities and provide financing to customers. The majority of our transactions, and consequently the concentration of our credit exposure, is with our clearing brokers. The clearing brokers are also the primary source of our short-term financing (securities sold, but not yet purchased), which is collateralized by cash and securities owned by us and held by the clearing brokers. Our securities owned may be pledged by the clearing brokers. The amount receivable from or payable to the clearing brokers represents amounts receivable or payable in connection with the proprietary and customer trading activities. As of December 31, 2008 and 2007, our cash on deposit with the clearing brokers of $69.3 million and $135.9 million, respectively, was not collateralizing any liabilities to the clearing brokers. In addition to the clearing brokers, we are exposed to credit risk from other brokers, dealers and other financial institutions with which we transact business.

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

Effects of Inflation

Due to the fact that our assets are generally liquid in nature, they are not significantly affected by inflation. However, the rate of inflation affects our expenses, such as employee compensation, office leasing costs and communications charges, which may not be readily recoverable in the price of services offered by us. To the extent inflation results in rising interest rates and has other adverse effects upon the securities markets, it may adversely affect our financial position, results of operations and cash flows.

Regulatory and Legal Risk

Legal risk includes the risk of customer and/or regulatory claims in connection with auction rate securities matters. While these claims may not be the result of any wrongdoing, we do, at a minimum, incur costs associated with investigating and defending against such claims.  In addition, we are generally subject to extensive legal and regulatory requirements as described in Item 1. Business – Regulation and are subject to potentially sizable adverse legal judgments or arbitration awards, and fines, penalties, and other sanctions for non-compliance with those legal and regulatory requirements. We have comprehensive procedures addressing issues such as regulatory capital requirements, sales and trading practices, use of and safekeeping of customer funds, the extension of credit, including margin loans, collection activities, money laundering and record keeping. We act as an underwriter or selling group member in equity offerings, and we have potential legal exposure to claims relating to these securities offerings. To manage this exposure, a committee of senior executives reviews proposed underwriting commitments to assess the quality of the offering and the adequacy of due diligence investigation.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are included in Item 15 – “Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K.

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

During the year ended December 31, 2008, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

There were no changes in our internal control over financial reporting in the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Our internal control over financial reporting as of December 31, 2008 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Part IV, Item 15 of this Annual Report on Form 10-K.

Item 9B. Other Information

None.
PART III

Item 10. Directors, Executive Officers, and Corporate Governance of the Registrant

The information required by this item is included in Item 4 – “Submission of Matters to a Vote of Security Holders” of this Annual Report on Form 10-K, as well as incorporated herein by reference to the sections entitled “The Board of Directors and its Committees”, “Compensation of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 20, 2009 (the “Proxy Statement”), which we expect to file with the SEC in April 2009.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the sections entitled “Executive Compensation” and “Compensation Discussion and Analysis” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included in Item 5 – “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities” of this Annual Report on Form 10-K, as well as incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

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

PART IV

Item 15.                      Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

•	Consolidated Statements of Financial Condition as of December 31, 2008 and 2007;

•	Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006;

•	Consolidated Statements of Changes in Shareholders’ and Members’ Equity (Deficit) for the years ended December 31, 2008, 2007 and 2006;

•	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006; and

•	Notes to the Consolidated Financial Statements

2.	Financial Statement Schedules

Separate financial statement schedules have been omitted either because they are not applicable or because the required information is included in the consolidated financial statements or notes described in Item 15(a)(1) above.

3.	Exhibits

Refer to the Exhibit Index for a list of the exhibits being filed or furnished with or incorporated by reference into this Annual Report on Form 10-K.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Thomas Weisel Partners Group, Inc. and Subsidiaries
San Francisco, California

We have audited the accompanying consolidated statements of financial condition of Thomas Weisel Partners Group, Inc. and subsidiaries (formerly Thomas Weisel Partners Group LLC and subsidiaries) (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders’ and members’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Thomas Weisel Partners Group, Inc. and subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
March 16, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Thomas Weisel Partners Group, Inc. and Subsidiaries
San Francisco, California

We have audited the internal control over financial reporting of Thomas Weisel Partners Group, Inc. and subsidiaries (formerly Thomas Weisel Partners Group LLC and subsidiaries) (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated March 16, 2009 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
March 16, 2009

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share and per share data)

	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$116,588	$157,003
Restricted cash	6,718	6,718
Securities owned	18,927	220,440
Receivable from clearing brokers	12,064	—
Corporate finance and syndicate receivables—net of allowance for doubtful accounts of $950 and $725, respectively	5,716	18,609
Investments in partnerships and other investments	43,815	111,686
Property and equipment—net of accumulated depreciation and amortization of $102,047 and $93,389, respectively	20,581	21,317
Receivables from related parties—net of allowance for doubtful loans of $2,324 and $1,849, respectively	2,263	3,190
Other intangible assets—net of accumulated amortization of $15,254 and zero, respectively	23,229	—
Deferred tax assets	—	21,093
Other assets	31,749	26,624
Total assets	$281,650	$586,680

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Securities sold, but not yet purchased	$11,537	$163,933
Payable to clearing brokers	13	4,778
Accrued compensation	21,824	56,863
Accrued expenses and other liabilities	47,978	60,059
Capital lease obligations	152	35
Notes payable	22,101	27,385
Deferred tax liability	6,144	—
Total liabilities	109,749	313,053

Commitments and contingencies (See Note 16 to the consolidated financial statements)	—	—

Shareholders’ equity:
Exchangeable common stock—par value $0.01 per share, 6,639,478 and zero shares issued and outstanding, respectively	66	—
Common stock—par value $0.01 per share, 100,000,000 shares authorized, 25,693,394 and 25,235,470 shares issued, respectively	257	252
Additional paid-in capital	484,289	358,720
Accumulated deficit	(288,440)	(85,188)
Accumulated other comprehensive loss	(14,745)	(157)
Treasury stock—at cost, 1,544,286 and zero shares, respectively	(9,526)	—
Total shareholders’ equity	171,901	273,627
Total liabilities and shareholders’ equity	$281,650	$586,680

See accompanying notes to the consolidated financial statements.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Revenues:
Investment banking	$63,305	$127,228	$124,136
Brokerage	131,939	120,187	123,809
Asset management	(7,120)	33,414	25,752
Interest income	7,341	17,718	13,525
Other revenue	—	920	—
Total revenues	195,465	299,467	287,222
Interest expense	(5,938)	(10,418)	(10,905)
Net revenues	189,527	289,049	276,317

Expenses excluding interest:
Compensation and benefits	147,186	187,902	152,195
Brokerage execution, clearance and account administration	27,102	20,363	22,621
Communications and data processing	22,195	18,993	16,650
Depreciation and amortization of property and equipment	7,784	6,450	8,549
Amortization of other intangible assets	15,254	—	—
Goodwill impairment	92,597	—	—
Marketing and promotion	13,915	15,147	11,545
Occupancy and equipment	26,509	18,988	17,926
Other expense	32,537	23,979	20,706
Total expenses excluding interest	385,079	291,822	250,192

Income (loss) before taxes	(195,552)	(2,773)	26,125
Provision for taxes (tax benefit)	7,700	(2,793)	(8,796)
Net income (loss)	(203,252)	20	34,921

Preferred dividends and accretion:
Class D redeemable convertible shares	—	—	(710)
Class D-1 redeemable convertible shares	—	—	(380)
Accretion of Class C redeemable preference shares	—	—	(518)

Net income (loss) attributable to common shareholders and to Class A, B and C shareholders	$(203,252)	$20	$33,313

Net income (loss) per share:
Basic net income (loss) per share	$(6.29)	$—	$1.39
Diluted net income (loss) per share	$(6.29)	$—	$1.34

Weighted average shares used in computation of per share data:
Basic weighted average shares outstanding	32,329	26,141	23,980
Diluted weighted average shares outstanding	32,329	26,446	24,945

Pro forma, as adjusted (unaudited)*
Pro forma net revenues			$276,179
Pro forma income before tax			25,987
Pro forma tax benefit			(7,363)
Pro forma net income			33,350
Pro forma preferred dividends and accretion			—
Pro forma net income attributable to common shareholders and to Class A, B and C shareholders			33,350

Pro forma net income per share (unaudited)*:
Pro forma basic net income per share			$1.39
Pro forma diluted net income per share			$1.34

Pro forma weighted average shares used in the computation of per share data (unaudited)*:
Pro forma basic weighted average shares outstanding			23,980
Pro forma diluted weighted average shares outstanding			24,945

*	See Note 20 – Pro Forma, As Adjusted (Unaudited) to the consolidated financial statements.

See accompanying notes to the consolidated financial statements.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ AND MEMBERS’ EQUITY (DEFICIT)
(In thousands)
	Exchangeable Common Stock		Common Stock		Paid-In Capital	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury	Total Shareholders’ and Members’ Equity	Total Comprehensive Income
	Shares	Amount	Shares	Amount	Class A	Capital	Deficit	Income (Loss)	Shares	(Deficit)	(Loss)

Balance—December 31, 2005	—	$—	—	$—	$26,442	$—	$(136,530)	$(309)	$—	$(110,397)	$(7,070)
Net income for the period January 1, to February 7, 2006	—	—	—	—	—	—	3,551	—	—	3,551	3,551
Distributions
Class D redeemable convertible shares	—	—	—	—	—	—	(710)	—	—	(710)	—
Class D-1 redeemable convertible shares	—	—	—	—	—	—	(380)	—	—	(380)	—
Accretion of Class C redeemable preference shares	—	—	—	—	—	—	(518)	—	—	(518)	—

Contributions—Class A shares	—	—	—	—	283	—	—	—	—	283	—
Currency translation adjustment	—	—	—	—	—	—	—	14	—	14	14
Reorganization from an LLC to a C Corporation
Issuance of common shares for Class A and A-1 shares	—	—	13,274	133	(26,725)	26,592	—	—	—	—	—
Issuance of common shares for Class C redeemable preference shares	—	—	1,304	13	—	31,287	18,009	—	—	49,309	—
Issuance of common shares for Class D and D-1 redeemable convertible shares	—	—	2,769	28	—	145,244	—	—	—	145,272	—

Issuance of common stock in initial public offering—net of underwriting discounts	—	—	4,915	49	—	71,626	—	—	—	71,675	—
Direct costs of initial public offering	—	—	—	—	—	(5,457)	—	—	—	(5,457)	—
Share-based compensation expense	—	—	—	—	—	7,250	—	—	—	7,250	—
Issuance of common stock in follow-on offering—net of underwriting discounts	—	—	3,582	35	—	76,811	—	—	—	76,846	—
Direct costs of follow-on offering	—	—	—	—	—	(821)	—	—	—	(821)	—
Repurchase or reacquisition of common stock	—	—	(90)	—	—	(233)	—	—	—	(233)	—
Net income from February 8, 2006 to December 31, 2006	—	—	—	—	—	—	31,370	—	—	31,370	31,370
Balance—December 31, 2006	—	—	25,754	258	—	352,299	(85,208)	(295)	—	267,054	34,935

Net income	—	—	—	—	—	—	20	—	—	20	20
Currency translation adjustment	—	—	—	—	—	—	—	138	—	138	138
Share-based compensation expense	—	—	—	—	—	10,716	—	—		10,716	—
Excess tax benefits from share-based compensation	—	—	—	—	—	12	—	—	—	12	—
Vested and delivered restricted stock units	—	—	48	—	—	—	—	—	—	—	—
Repurchase or reacquisition of common stock	—	—	(567)	(6)	—	(4,307)	—	—	—	(4,313)	—
Balance—December 31, 2007	—	—	25,235	252	—	358,720	(85,188)	(157)	—	273,627	158

Net income (loss)	—	—	—	—	—	—	(203,252)	—	—	(203,252)	(203,252)

Acquisition of Westwind
Issuance of exchangeable shares of common stock	6,639	66	—	—	—	101,709	—	—	—	101,775	—
Issuance of common stock	—	—	370	4	—	5,671	—	—	—	5,675	—

Currency translation adjustment	—	—	—	—	—	—	—	(14,588)	—	(14,588)	(14,588)
Share-based compensation expense	—	—	—	—	—	18,551	—	—	—	18,551	—
Excess tax deficiencies from share-based compensation	—	—	—	—	—	(12)	—	—	—	(12)	—
Vested and delivered restricted stock units	—	—	243	3	—	(3)	—	—	—	—	—
Repurchase or reacquisition of common stock	—	—	(155)	(2)	—	(347)	—	—	(9,526)	(9,875)	—
Balance—December 31, 2008	6,639	$66	25,693	$257	$—	$484,289	$(288,440)	$(14,745)	$(9,526)	$171,901	$(217,840)

See accompanying notes to the consolidated financial statements.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2008	2007	2006
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(203,252)	$20	$34,921
Non-cash items included in net income (loss):
Depreciation and amortization of property and equipment	7,784	6,450	8,549
Amortization of other intangible assets	15,254	—	—
Goodwill impairment	92,597	—	—
Share-based compensation expense	18,969	10,900	7,250
Excess tax benefits from share-based compensation	—	(12)	—
Deferred tax expense (benefit)	14,956	(5,231)	(15,862)
Provision for doubtful corporate finance and syndicate receivable accounts	1,295	718	7
Provision (credit) for facility lease loss	6,044	(208)	3,337
Deferred rent expense	(455)	(706)	(543)
Unrealized and realized loss (gain) on investments in partnerships and other securities and other investments—net	13,816	(17,706)	(13,130)
Unrealized loss on warrants—net	6,171	—	—
Interest amortization on notes payable	851	818	721
Other	(87)	159	273
Net effect of changes in operating assets and liabilities—net of effects from acquisition:
Cash segregated under Federal or other regulations	—	(250)	4,049
Securities owned and securities sold, but not yet purchased—net	50,180	(10,164)	(32,802)
Corporate finance and syndicate receivables—net	15,190	749	(9,604)
Distributions from investment partnerships	7,865	11,537	16,045
Other assets	(5,454)	(16,396)	4,008
Receivable from/payable to clearing brokers—net	(11,213)	(1,381)	15,714
Accrued expenses and other liabilities	(27,404)	6,346	(1,441)
Payables to customers	—	—	(3,343)
Accrued compensation	(47,544)	18,941	(5,168)
Net cash provided by (used in) operating activities	(44,437)	4,584	12,981

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,593)	(3,225)	(3,130)
Sale of property and equipment	364	—	—
Acquisition—net of cash received	(8,109)	—	—
Purchase of investments in partnerships and other investments	(7,241)	(159,155)	(204,724)
Proceeds from sale of investments in partnerships and other investments	46,978	177,844	132,007
Net cash provided by (used in) investing activities	26,399	15,464	(75,847)

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of capital lease obligations	(130)	(131)	(279)
Addition of notes payable	—	25,000	6,217
Repayment of notes payable	(6,117)	(30,766)	(23,427)
Proceeds from issuance of common stock—net of expenses	—	—	142,243
Excess tax benefits from share-based compensation	—	12	—
Cash paid for net settlement of equity awards	(972)	—	—
Repurchase or reacquisition of common stock	(9,528)	(1,245)	(233)
Contributions from members	—	—	283
Distributions to members	—	—	(6,465)
Withdrawals of capital	—	—	(1,581)
Net cash (used in) provided by financing activities	(16,747)	(7,130)	116,758

Effect of exchange rate changes on cash and cash equivalents	(5,630)	—	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(40,415)	12,918	53,892
CASH AND CASH EQUIVALENTS—Beginning of year	157,003	144,085	90,193
CASH AND CASH EQUIVALENTS—End of year	$116,588	$157,003	$144,085

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$4,760	$9,412	$10,063
Cash paid for taxes	$6,958	$15,140	$8,170

Non-cash investing activities:
Issuance of common shares and warrant for Class C, D and D-1 redeemable convertible preference shares	—	—	194,581
Issuance of senior notes for Class D and D-1 redeemable convertible preference shares	—	—	29,728
Issuance of common shares and exchangeable common shares for acquisition of Westwind	107,450	—	—
Addition of capital lease obligations	247	—	—

Non-cash financing activities:
Issuance of common shares in connection with vested restricted stock units	3,115	733	—

See accompanying notes to the consolidated financial statements.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION

Organization

Thomas Weisel Partners Group, Inc., a Delaware corporation, together with its subsidiaries (collectively, the “Company”), is an investment banking firm headquartered in San Francisco. The Company operates on an integrated basis and is managed as a single operating segment providing investment services that include investment banking, brokerage, equity research and asset management.

The Company conducts its investment banking, brokerage and research business through the following subsidiaries:

•
Thomas Weisel Partners LLC (“TWP”) – TWP is a registered broker-dealer under the Securities Exchange Act of 1934, is a member of the New York Stock Exchange, Inc. (“NYSE”), American Stock Exchange, the Financial Industry Regulatory Authority (“FINRA”) and the Ontario Securities Commission and is also a registered introducing broker under the Commodity Exchange Act and a member of the National Futures Association. TWP conducts certain of its activities through affiliates and branch offices in Canada and the United Kingdom (“U.K.”) and through a representative office in Switzerland.

Thomas Weisel Partners (USA) Inc. (“TWP USA”) was a U.S. broker-dealer and was registered with the Securities and Exchange Commission and FINRA.  In October 2008, TWP USA transferred its customer accounts to TWP.

•
Thomas Weisel Partners Canada Inc. (“TWPC”) – TWPC is an investment dealer registered in the Canadian provinces of Ontario, Quebec, Alberta, British Columbia, Saskatchewan, Manitoba and Nova Scotia and is a member of the Investment Industry Regulatory Organization of Canada.

•
Thomas Weisel Partners International Limited (“TWPIL”) – TWPIL is a U.K. securities firm authorized by the Financial Services Authority in the U.K.  In September 2008, TWPIL acquired the business and net assets of Thomas Weisel Partners (UK) Limited (“TWP UK”), a wholly-owned subsidiary of the Company, in exchange for shares of capital stock in TWPIL.

TWPC, TWP UK and TWP USA were acquired by the Company in January 2008 as a result of its acquisition of Westwind Capital Corporation (refer to Note 2 – Acquisition).

TWP, TWPC and TWPIL introduce on a fully disclosed basis its proprietary and customer securities transactions to other broker dealers (the “clearing brokers”) for clearance and settlement.

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

In December 2008, TWCM completed a transaction with Guggenheim Partners, LLC in which an affiliate of Guggenheim became the managing general partner of Thomas Weisel India Opportunity Fund, L.P., and Thomas Weisel India Opportunity LLC, a subsidiary of TWCM, became the non-managing special limited partner.  In addition, TWCM transferred to Guggenheim existing portfolio management, analytical, administrative and other support functions from Thomas Weisel International Private Limited (“TWIPL”), a subsidiary of the Company.

Initial Public Offering and Reorganization Transactions

Thomas Weisel Partners Group, Inc. completed its initial public offering on February 7, 2006 in which it issued and sold 4,914,440 shares of common stock. The Company’s net proceeds from the initial public offering were $66.2 million.

In connection with the closing of the initial public offering, a number of reorganization transactions were carried out in order to cause Thomas Weisel Partners Group, Inc. to succeed to the business of Thomas Weisel Partners Group LLC. In the reorganization transactions, the members of Thomas Weisel Partners Group LLC received shares of common stock of Thomas Weisel Partners Group, Inc. and in the case of holders of Class D and D-1 shares, received additional consideration in the form of notes and a warrant of Thomas Weisel Partners Group, Inc., in exchange for all of their membership interests and shares of redeemable convertible preference stock of Thomas Weisel Partners Group LLC. The notes that certain members received resulted in $33 million of additional debt for the Company, recorded at the date of issuance at the estimated fair value of the debt of $29.7 million. See Note 10 – Notes Payable for details on the notes issued and Note 12 – Net Income (Loss) Per Share for details on the warrant issued.

Follow-On Offering

On May 23, 2006, Thomas Weisel Partners Group, Inc. completed a follow-on offering in which it issued and sold 3,581,902 shares of its common stock. The Company received net proceeds from the sale of shares of common stock in this follow-on offering of $76.0 million. In addition, as part of the follow-on offering, selling shareholders sold 2,570,598 shares of common stock, the proceeds of which were not received by the Company.

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

The Company accounted for its acquisition of Westwind utilizing the purchase method as required by Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”).  The results of operations for the acquired business are included in the accompanying consolidated statements of operations since the acquisition date and, in accordance with the purchase method, all assets and liabilities were recorded at fair value as of the acquisition date.

The following sets forth the Company’s allocation of the purchase price consideration (in thousands):

Cash	$36,891
Securities owned	9,917
Goodwill	98,204
Other intangible assets	21,000
Other liabilities assumed—net	(19,284)
Deferred tax liabilities on acquired identifiable intangible assets	(7,106)

Total purchase price allocation for the business acquisition	139,622

Non-compete agreements	24,033
Deferred tax liability on acquired non-compete agreements	(8,133)

Total consideration	$155,522

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

The Company recorded goodwill as of the acquisition date of $98.2 million as a result of the premium paid to acquire a full service investment bank with seasoned banking and institutional personnel primarily focused on the energy and mining sectors of the economy.

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the Company is required to evaluate goodwill annually to determine whether it is impaired.  Goodwill is also required to be tested between annual impairment tests if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount.

During the year ended December 31, 2008, the Company experienced a significant decline in its market capitalization which was affected by the uncertainty in the financial markets.  The tightening of the credit markets contributed to a sharp decline in the Company’s capital raising activities and a significant decrease in revenues during the same period.  Based on the difficult condition in business climate and the Company’s perception that the climate is unlikely to change in the near term, the Company recorded a full impairment charge to the goodwill asset of $92.6 million.  The impairment charge was determined based on the fair value of the Company utilizing a discounted cash flow analysis, and considered the Company’s market capitalization to determine the reasonableness of the discounted cash flow.  The difference between the goodwill balance recorded on the acquisition date and the amount impaired during the year ended December 31, 2008 is due to the currency translation adjustment of $5.6 million.

The following sets forth the other intangible assets recorded as a result of the Westwind acquisition (dollar amounts in thousands):
	Fair Value January 2, 2008	Accumulated Amortization December 31, 2008	Net Book Value December 31, 2008	Useful Life
Customer relationships	$18,400	$4,785	$13,615	7.5 years
Non-compete agreements	24,033	8,012	16,021	3.0 years
Investment banking backlog	2,600	2,600	—	1.0 year

Total other intangible assets	$45,033	$15,397	$29,636

The difference between the net book value of the other intangible assets presented above and the amount presented within the consolidated statements of financial condition is due to a currency translation adjustment of $6.4 million.

In performing the purchase price allocation, the Company considered, among other factors, its intention for future use of the acquired assets, analyses of historical financial performance and estimates of future performance of Westwind’s operations.  The fair value of other intangible assets was based on the income approach.

The following sets forth the remaining amortization of the other intangible assets based on accelerated and straight-line methods of amortization over the respective useful lives as of December 31, 2008 (in thousands):

2009	$11,732
2010	10,889
2011	2,200
2012	1,720
2013	1,360
Thereafter	1,735

Total amortization	$29,636

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information for the years ended December 31, 2007 and 2006 give effect to the Company’s acquisition of Westwind as if the acquisition had occurred as of January 1, 2007 and 2006, respectively. The unaudited pro forma financial information is based on historical financial statements of the Company and Westwind.

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

The following sets forth the unaudited pro forma financial information (in thousands, except per share data):

	Year Ended December 31,
	2007	2006
Pro forma net revenues	$373,848	$320,078
Pro forma income (loss) before taxes	$(2,859)	$20,123
Pro forma net income (loss)	$(476)	$30,773
Pro forma net income (loss) attributable to common shareholders and to Class A, B and C shareholders	$(476)	$29,165

Pro forma net income (loss) per share:
Pro forma basic net income (loss) per share	$(0.01)	$0.94
Pro forma diluted net income (loss) per share	$(0.01)	$0.91

Pro forma weighted average shares used in the computation of per share data:
Pro forma basic weighted average shares outstanding	33,150	30,989
Pro forma diluted weighted average shares outstanding	33,150	31,954

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of Thomas Weisel Partners Group, Inc., and its wholly-owned subsidiaries. Accordingly, all intercompany balances and transactions have been eliminated.

Use of Estimates – The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates and such differences could be material to the consolidated financial statements.

Investment Banking Revenue – Investment banking revenue includes underwriting and private placement agency fees earned through the Company’s participation in public offerings and private placements of equity and debt securities, including convertible debt, and fees earned as a financial advisor in mergers and acquisitions and similar transactions. Also included in investment banking revenue is the value of warrants received as partial payment for investment banking services. Underwriting revenues are earned in securities offerings in which the Company acts as an underwriter and include management fees, selling concessions and underwriting fees. Management fees are recorded on the offering date, selling concession on the trade date and underwriting fees at the time the underwriting is completed and the related income is reasonably determinable. Syndicate expenses related to securities offerings in which the Company acts as underwriter or agent are deferred until the related revenue is recognized. Merger and acquisition fees and other advisory service revenues are generally earned and recognized upon successful completion of the engagement, except for fees earned upon the delivery of a fairness opinion and fees earned ratably over the term of a retainer. Underwriting revenues are presented net of related expenses. Unreimbursed expenses associated with private placement and advisory transactions are recorded as expenses excluding interest.

Brokerage Revenue – The majority of the Company’s brokerage revenue is derived from commissions paid by customers from brokerage transactions in equity securities and spreads paid by customers on convertible debt securities. Commission revenues and related expenses resulting from securities transactions executed are recorded on a trade date basis. Brokerage revenue also includes net trading gains and losses which result from market making activities from the Company’s commitment of capital to facilitate customer transactions and from proprietary trading activities relating to the Company’s convertible debt and special situations trading groups. In addition, brokerage revenue includes fees paid to the Company for investment advisory services provided through its private client services group to both institutional and high-net-worth individual investors based on the value of assets under management and fees paid to the Company for research. These fees are recognized in income as earned.

Asset Management Revenue – Management fees are earned from managing investment partnerships and are recorded as services are provided pursuant to contractual agreements. Management fees earned from investment partnerships are generally paid monthly or quarterly based upon either committed capital or assets under management depending upon the nature of the investment product. In addition, asset management revenue includes the realized and unrealized gains and losses from the valuation of the Company’s investments, which are carried on the consolidated statements of financial condition within investments in partnerships and other investments, and also include certain investments held in securities sold, but not yet purchased. Also included in asset management revenue are the realized and unrealized gains and losses on warrants received as partial payment for investment banking services.

In certain investment partnerships the Company has elected to waive receipt of management fees in lieu of making direct cash capital contributions. These waived management fees are treated as deemed contributions by the Company to the partnerships, satisfy the capital commitments to which the Company would otherwise be subject as general partner and are recognized in revenue when the investment partnership generates gains and allocates the gains to the general partner in respect of previously waived management fees. Because waived management fees are contingent upon the recognition of gains by the investment partnership, the recognition in revenue is deferred until the contingency is satisfied in accordance with GAAP.

Customer Concentration – There is a concentration in brokerage revenue among the Company’s ten largest brokerage clients, as follows (in thousands, except percentages):

	Year Ended December 31,
	2008	2007	2006
Revenue	$34,764	$26,238	$31,956
Percentage of brokerage revenue	26%	22%	26%

In 2007, investment banking revenue included merger and acquisition fees and other advisory revenues of $13.4 million generated from multiple advisory services performed for a single client. There was no customer concentration in merger and acquisition fees and other advisory revenues for 2008 and 2006.

Cash and Cash Equivalents – The Company considers highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include cash on deposit with the clearing brokers of $69.3 million and $135.9 million as of December 31, 2008 and 2007, respectively.

Restricted Cash – The restricted cash consists of cash and restricted deposits as collateral for letters of credit related to lease commitments. Restricted cash is as follows (in thousands):
	December 31,
	2008	2007
Restricted cash	$4,241	$4,241
Restricted deposits	2,477	2,477

Total restricted cash	$6,718	$6,718

Securities Owned and Securities Sold, but not yet Purchased – Securities owned and securities sold, but not yet purchased are recorded on a trade date basis and are carried at fair value. Realized and unrealized gains and losses have been reflected in brokerage revenue or asset management revenue. Equity securities and equity index funds are carried at market value which is determined using quoted market prices. Convertible debt securities and other fixed income securities are carried at fair value determined using recent transactions, dealer quotes and comparable fixed income values.

Investments in Partnerships and Other Investments – Investments in partnerships and other investments consist of the Company’s general and limited partnership interests in investment partnerships and direct investments in non-public equity securities. These investments are accounted for using the fair value method, which requires unrealized gains and losses to be recorded in the consolidated statements of operations, based on the percentage interest in the underlying partnerships or based on the non-public company investment. The net assets of the investment partnerships consist primarily of investments in non-marketable securities. The underlying investments held by such partnerships are valued based on estimated fair value ultimately determined by the Company or its affiliates in the Company’s capacity as general partner and, in the case of an investment in an unaffiliated investment partnership, are based on financial statements prepared by an unaffiliated general partner. Increases and decreases in estimated fair value are recorded based on underlying information of these non-public company investments including third-party transactions evidencing a change in value, market comparables, operating cash flows and financial performance of the companies, trends within sectors and/or regions, underlying business models, expected exit timing and strategy, and specific rights or terms associated with the investment, such as conversion features and liquidation preferences.

The investment partnerships in which the Company is a general partner may allocate carried interest and make carried interest distributions to the general partner if the partnerships’ investment performance reaches a threshold as defined in the respective partnership agreements.  The Company recognizes the allocated carried interest when this threshold is met, however future investment underperformance may require amounts previously distributed to the Company to be returned to the partnership.

The Asset Management Subsidiaries earn management and other fees from the investment partnerships which they manage or are the general partner. Such management fees are generally based on the net assets or committed capital of the underlying partnerships. Through March 31, 2007, the Company agreed in certain cases to waive management fees, in lieu of making a cash contribution, in satisfaction of its general partner investment commitments to the investment partnerships. In these cases, the Company generally recognizes its management fee revenues at the time when it is allocated a special profit interest in realized gains from these partnerships. With respect to the investment partnerships existing as of March 31, 2007, the Company will no longer waive management fees subsequent to March 31, 2007.

Property and Equipment – Property and equipment, including office furniture and equipment, hardware and software and leasehold improvements, are stated at cost, net of accumulated depreciation and amortization. Depreciation of furniture, equipment and computer hardware and software is computed using the straight-line method over the estimated useful lives of the assets, ranging from three to seven years. Leasehold improvements are amortized over the shorter of the term of the lease or the useful life of the asset, as appropriate.

The Company capitalizes certain costs of computer software developed or obtained for internal use and amortizes the amounts over the estimated useful life of the software, generally not exceeding four years.  Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.

Leases – Leases are accounted for under Statement of Financial Accounting Standards No. 13, Accounting for Leases, and are classified as either capital or operating, as appropriate. For capital leases, the present value of the related lease payments is recorded as a liability. Amortization of capitalized leased assets is computed on the straight-line method over the useful life of the asset.

Liability for Lease Losses – Included in accrued expenses and other liabilities in the consolidated statements of financial condition is a liability for lease losses related to office space that the Company subleased or abandoned due to staff reductions in 2008 and in prior years. The Company estimates its liability for lease losses as the net present value of the differences between lease payments and receipts under sublease agreements, if any.

Receivable from/Payable to Clearing Brokers – TWP and TWPC clear customer transactions through other broker-dealers on a fully disclosed basis. The amount receivable from/payable to the clearing brokers relates to such transactions. TWP and TWPC have indemnified the clearing brokers for any losses as a result of customer nonperformance.

Fair Value of Financial Instruments – Securities owned, securities sold, but not yet purchased and investments in partnerships and other investments are recorded at fair value. The Company’s other financial instruments, including primarily corporate finance and syndicate receivables, receivable from and payable to clearing brokers, and certain other assets, are recorded at their cost or contract amount which is considered by management to approximate their fair value as they are short-term in nature or are subject to frequent repricing.

Corporate Finance and Syndicate Receivables – Corporate finance and syndicate receivables include receivables relating to the Company’s investment banking or advisory engagements. The Company records an allowance for doubtful accounts on these receivables on a specific identification basis.

A summary of the allowance for doubtful corporate finance and syndicate receivable accounts is presented below (in thousands):

	For the Year Ended December 31,
	2008	2007	2006
Balance—Beginning of Period	$725	$7	$—
Provision for doubtful accounts	1,295	718	7
Write-offs	(1,070)	—	—

Balance—End of Period	$950	$725	$7

Compensation and Benefits – Compensation and benefits expense includes salaries, overtime, bonuses, commissions, share-based compensation, benefits, employment taxes and other employee costs.  Share-based compensation is accrued over the service period of the related restricted stock units. Accruals of compensation cost for awards with a performance condition are based on the probable outcome of that performance condition. Bonuses are accrued over the service period to which they relate. In the case of guaranteed amounts, the service period is defined by the contract, whereas the service period for discretionary awards is defined by the payment dates and the conditions, if any, that must be fulfilled in order to receive the award.

Provision for Taxes – Prior to the reorganization of the Company from a limited liability company to a corporation in February 2006, all income and losses of the Company were reportable by the individual members of the limited liability company in accordance with the Internal Revenue Code. Accordingly, the Federal and state income taxes payable by the members, based upon their share of the Company’s net income, have not been reflected in the accompanying consolidated financial statements for periods prior to the reorganization. The Company records income tax expense on the earnings of its foreign subsidiaries, but it does not provide any distribution taxes on the undistributed earnings of these subsidiaries as the Company intends to reinvest any earnings indefinitely.

After the reorganization, the Company accounts for taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”), which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax bases of its assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized.

On January 1, 2007, the Company adopted the provisions of Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN No. 48”), which prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken, or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN No. 48 did not have a material impact on the Company’s consolidated statements of financial condition, operations and cash flows.

Comprehensive Income (Loss) – Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that are recorded as an element of shareholders’ and members’ equity (deficit) but are excluded from net income (loss). The Company’s other comprehensive income (loss) is comprised of foreign currency translation adjustments.

Foreign Currency Translation – Assets and liabilities denominated in non-U.S. currencies are translated at the rate of exchange prevailing on the date of the consolidated statements of financial condition, and revenues and expenses are translated at average rates of exchange for the period. Gains (losses) on translation of the consolidated financial statements are from the Company’s subsidiaries where the functional currency is not the U.S. dollar. Translation gains (losses) are reflected as a component of accumulated other comprehensive income (loss). Gains and losses on foreign currency transactions are included in the consolidated statements of operations.

Business Combinations – In accordance with business combination accounting under SFAS No. 141, the Company allocates the purchase price of acquired businesses to the tangible and intangible assets acquired and liabilities assumed based on estimated fair values.  Such allocations require management to make significant estimates and assumptions, especially with respect to intangible assets acquired.

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

Goodwill and Long-Lived Assets – In accordance with SFAS No. 142, the Company is required to evaluate goodwill annually to determine whether it is impaired.  Goodwill is also required to be tested between annual impairment tests if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount.  The Company selected the fourth quarter to perform its annual goodwill impairment testing.  The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, the Company compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference.

The Company accounts for the impairment and disposal of long-lived assets utilizing Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). SFAS No. 144 requires that long-lived assets, such as property and equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of an asset is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

While the Company believes its estimates and judgments about future cash flows are reasonable, future impairment charges may be required if the expected cash flow estimates, as projected, do not occur or if events change requiring the Company to revise its estimates and thereby result in non-cash charges to its earnings in the period in which the Company makes the adjustment.

New Accounting Pronouncements

Statement of Financial Accounting Standards No. 157 – “Fair Value Measurements” (“SFAS No. 157”). In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The primary focus of SFAS No. 157 is to increase consistency and comparability in fair value measurements, as well as provide better information about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements and the effect fair value measurements have on earnings for the period, if any. The Company adopted SFAS No. 157 as of January 1, 2008.  Adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated statements of financial condition, operations and cash flows. Under provisions set forth in FSP 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), the Company elected to defer adoption of SFAS No. 157 until January 1, 2009 for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company adopted FSP 157-2 on January 1, 2009 and adoption did not have a material impact on its consolidated statements of financial condition, results of operations or cash flows.

The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price), other than in a forced or liquidation sale. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our financial assets and liabilities measured and reported at fair value are classified and disclosed in one of the following categories:

•
Level 1 – Quoted prices are available in active markets for identical investments as of the reporting date. Investments included in this category are listed equities. As required by SFAS No. 157, we do not adjust the quoted price of these investments, even in situations where we hold a large position and a sale could reasonably be expected to affect the quoted price.

•
Level 2 – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Investments which are generally included in this category are convertible bonds.

•
Level 3 – Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Investments included in this category are general partnership interests in private investment funds, direct investments in non-public companies, warrants, auction rate securities and convertible bonds that cannot be publicly offered or sold unless registration has been affected under the Securities Act of 1933.

Securities owned, securities sold, but not yet purchased and investments in partnerships and other investments on the consolidated statements of financial condition consist of financial instruments carried at fair value, with related unrealized gains or losses recognized in the results of operations. The use of fair value to measure these financial instruments, with related unrealized gains and losses recognized immediately in the results of operations, is fundamental to the Company’s consolidated financial statements.

The fair value of financial instruments is derived using observable market prices, observable market parameters or broker or dealer prices (bid and ask prices), if available.  In the case of financial instruments transacted on recognized exchanges, the observable market prices represent quotations for completed transactions from the exchange on which the financial instrument is principally traded.  For offsetting positions in the same financial instrument, the same price within the bid-ask spread is used to measure both the long and short positions.  For financial instruments that do not have readily determinable fair values through quoted market prices, the determination of fair value is derived using techniques appropriate for each particular product.  These techniques involve some degree of management judgment.

A substantial percentage of the fair value of the Company’s securities owned and securities sold, but not yet purchased are based on observable market prices, observable market parameters, or derived from broker or dealer prices.  The availability of observable market prices and pricing parameters can vary from product to product.  When available, observable market prices and pricing or market parameters in a product may be used to derive a price without requiring significant judgment.  In certain markets, observable market prices or market parameters are not available for all products, and fair value is determined using techniques appropriate for each particular product.  These techniques involve some degree of management judgment.

For investments in illiquid or privately held securities that do not have readily determinable fair values, the determination of fair value requires the Company to estimate the value of the securities using the best information available. These valuation methodologies involve a significant degree of management judgment.  Among the factors considered by the Company in determining the fair value of financial instruments are the cost, terms and liquidity of the investments, the financial condition and operating results of the issuer, the quoted market price of publicly traded securities with similar quality and yield and other factors generally pertinent to the valuation of investments.  In instances where a security is subject to transfer restrictions, the value of the security is based primarily on the quoted price of a similar security without restriction but may be reduced by an amount estimated to reflect such restrictions. Even where the value of a security is derived from an independent source, certain assumptions may be required to determine the security’s fair value. For example, the Company assumes that the size of positions that it holds would not be large enough to affect the quoted price of the securities if it sells them, and that any such sale would happen in an orderly manner. The actual value realized upon disposition could be different from the current estimated fair value.  Private investments may also be valued at cost for a period of time after an acquisition as the best indicator of fair value.

Financial instruments carried at contract amounts have short-term maturities (one year or less), are repriced frequently or bear market interest rates and, accordingly, those contracts are carried at amounts approximating fair value.  Financial instruments carried at contract amounts on the Company’s consolidated statements of financial condition include receivables from and payables to clearing brokers and corporate finance and syndicate receivables.

Statement of Financial Accounting Standards No. 159 – “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). In February 2007, the FASB issued SFAS No. 159, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The Company adopted SFAS No. 159 as of January 1, 2008 and elected not to apply the provisions.

Statement of Financial Accounting Standards No. 141R – “Business Combinations” (“SFAS No. 141R”). In December 2007, the FASB issued SFAS No. 141R, which improves the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption of SFAS No. 141R was not permitted. The Company adopted SFAS No. 141R on January 1, 2009, and adoption did not have an impact on its consolidated statements of financial condition, operations and cash flows.

Statement of Financial Accounting Standards No. 160 – “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (“SFAS No. 160”). In December 2007, the FASB issued SFAS No. 160, which improves the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption of SFAS No. 160 was not permitted. The Company adopted SFAS No. 160 on January 1, 2009, and adoption did not have an impact on its consolidated statements of financial condition, operations and cash flows.

Statement of Financial Accounting Standards No. 161 – “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133” (“SFAS No. 161”). In March 2008, the FASB issued SFAS No. 161, which enhances disclosures about an entity’s derivative instruments and hedging activities and thereby improves the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company adopted SFAS No. 161 on January 1, 2009, and adoption did not have an impact on its consolidated statements of financial condition, operations and cash flows.

FASB Staff Position 157-3 – “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”). In October 2008, the FASB issued FAS 157-3, which clarifies the application of SFAS No. 157 in a market that is not active and provides an example of key considerations to determine the fair value of financial assets when the market for those assets is not active.  FSP 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP 157-3 did not have an impact on the Company’s consolidated statements of financial condition, operations and cash flows.

FASB Staff Position FAS 140-4 and FIN 46(R)-8 – “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP 140-4”). In December 2008, the FASB issued FSP 140-4, which requires additional disclosure related to transfers of financial assets and variable interest entities.  FSP 140-4 was effective for the first reporting period ending after December 15, 2008. As FSP 140-4 impacts the Company’s disclosures and not its accounting treatment for transfers of financial assets and variable interest entities, the Company’s adoption of FSP 140-4 did not have an impact on its consolidated statements of financial condition, operations and cash flows.

NOTE 4 – SHAREHOLDERS’ EQUITY

Prior to the Company’s initial public offering in February 2006, the Company operated as a limited liability company. The Company’s Limited Liability Company Agreement set forth the rights and obligations of members of the Company and provided that the Company’s Executive Committee was responsible for managing the affairs of the Company. In connection with the Company’s conversion to a corporation, a Board of Directors (the “Board”) was constituted with ultimate responsibility for management of the Company.

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

Income Attributable to Class A, B and C Shareholders

The Company’s net income for the period ended February 7, 2006 is shown after deducting the guaranteed return to Class A shareholders included in compensation and benefits expense. The Company deducts all preferred returns payable from net income, including preferred dividends payable to Class D and D-1 shareholders and accretion of Class C shares to arrive at net income attributable to Class A, B and C shareholders.

NOTE 5 – SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED

Securities owned and securities sold, but not yet purchased were as follows (in thousands):

	December 31,
	2008		2007
	Securities Owned	Securities Sold, But Not Yet Purchased	Securities Owned	Securities Sold, But Not Yet Purchased

Equity securities	$12,095	$1,465	$30,957	$116,060
Equity index fund	—	10,072	—	14,192
Convertible bonds	6,402	—	189,483	18,351
Warrants	430	—	—	—
U.S. Treasury securities	—	—	—	15,330

Total securities owned and securities sold, but not yet purchased	$18,927	$11,537	$220,440	$163,933

At December 31, 2008 and 2007, securities sold, but not yet purchased were collateralized by securities owned that are held at the clearing brokers.

At December 31, 2007, convertible bonds included certain securities that could not be publicly offered or sold unless registration had been affected under the Securities Act of 1933. The estimated fair value of these was approximately $15.9 million at December 31, 2007.  The Company did not hold any convertible bonds that could not be publicly offered or sold unless registration had been affected under the Securities Act of 1933 at December 31, 2008.

Warrants are received from time to time as partial payment for investment banking services. The warrants provide the Company with the right to purchase common shares in both public and private companies. All warrants were non-transferable as of December 31, 2008, and certain of them have a restricted period during which the warrant may not be exercised.

NOTE 6 – INVESTMENTS IN PARTNERSHIPS AND OTHER INVESTMENTS

Investments in partnerships and other investments consisted of the following (in thousands):

	December 31,
	2008	2007

Investments in partnerships	$32,654	$53,258

Other investments
Auction rate securities	8,913	46,150
Municipal debt securities	—	4,016
Other	2,248	8,262

Total investments in partnerships and other investments	$43,815	$111,686

Investments in Partnerships

Investments in partnerships consist primarily of investments in private equity partnerships and include the Company’s general partner interests in investment partnerships and the fair value adjustments recorded to reflect the investments at fair value. The Company waived certain management fees with respect to certain of these partnerships through March 31, 2007. These waived fees constitute deemed contributions to the investment partnerships that serve to satisfy the Company’s general partner commitment, as provided in the underlying investment partnerships’ partnership agreements. The Company may be allocated a special profits interest in respect of previously waived management fees based on the subsequent investment performance of the respective partnerships.

The investment partnerships in which the Company is a general partner may allocate carried interest and make carried interest distributions to the general partner if the partnerships’ investment performance reaches a threshold as defined in the respective partnership agreements.  The Company recognizes the allocated carried interest if and when this threshold is met.

Some of the Company’s investments in partnerships interests meet the definition of a variable interest entity (“VIE”) as defined under FASB Interpretation No. 46R, Consolidation of Variable Interest Entities.  The Company does not consolidate these VIEs because it has determined that the Company is not the primary beneficiary.  For General Partnership interests that do not qualify as VIEs, the Partnership Agreement has established simple majority kick out rights for limited partner interests and therefore does not consolidate the partnerships in accordance with EITF 04-5, Determining Whether a General Partner Controls a Limited Partnership or similar entity when the Limited Partners have Certain Rights.

Other Investments

As of December 31, 2008, the Company held auction rate securities (“ARS”) with a par value of $9.7 million and fair value of $8.9 million.  The ARS are variable rate debt instruments, having long-term maturity dates (approximately 25 to 31 years), but whose interest rates are reset through an auction process, most commonly at intervals of 7, 28 and 35 days. The interest earned on these investments is exempt from Federal income tax. All of the Company’s ARS are backed by pools of student loans and are rated either Aaa, Aa3 or A1 at December 31, 2008 and either AAA or Aaa at December 31, 2007. The Company continues to receive interest when due on its ARS and expects to continue to receive interest when due in the future.  The weighted-average Federal tax exempt interest rate was 1.91% at December 31, 2008.

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

Coupon Rate – In determining fair value, the Company projected future interest rates based on the average near term historical interest rate for these issues, the Securities Industry and Financial Markets Association Municipal Swap Index and benchmark yield curves.  The average interest rates assumed ranged from 3.2% to 3.7%.

Discount Rate – The Company’s discount rate was based on a spread over the AA Municipal General Education yield curve and consisted of a spread of 425 to 450 bps over this yield curve which the Company adjusted down to 50 bps over periods of time ranging from twelve to nineteen quarters.  This spread is included in the discount rate to reflect the current and expected illiquidity, which the Company expects to trend toward the mean, in the ARS market.  The average spread between the Company’s ARS and the AA Municipal General Education yield curve between August 2004 and August 2007, a period in which auctions were not likely to fail, averaged less than 10 basis points.

Timing of Liquidation – The Company’s cash flow projections consisted of various scenarios for each security wherein it valued the ARS to points in time where it was in the interest of the issuer, based on the fail rate, to redeem the securities.  The Company’s concluded values for each security were based on the average valuation of these various scenarios.  For the securities analyzed, the shortest average time to liquidation was assumed to be 30 months.

Based on the results of the discounted cash flow analysis, the Company determined that its ARS had a decline in fair value of $0.8 million during the year ended December 31, 2008, which is recorded in asset management revenue in the consolidated statements of operations.

 NOTE 7 – RELATED PARTY TRANSACTIONS

Receivables from related parties consisted of the following (in thousands):
	December 31,
	2008	2007
Co-Investment Fund loans to employees and former employees	$3,947	$3,973
Employee loans and other related party receivables	640	1,066
Less—Allowance for doubtful loans	(2,324)	(1,849)

Total receivables from related parties	$2,263	$3,190

Related Party Loans

Co-Investment Funds – In 2000 and 2001 the Company established an investment program for employees wherein employees who qualified as accredited investors were able to contribute up to 4% of their compensation to private equity funds (the “Co-Investment Funds”). The Co-Investment Funds were established solely for employees of the Company and invested side-by-side with the Company’s affiliates, Thomas Weisel Capital Partners, L.P. (a private equity fund formerly managed by the Company) and Thomas Weisel Venture Partners L.P. As part of this program, the Company made loans to employees for capital contributions to the Co-Investment Funds in amounts up to 400% of employees’ contributions. The Company holds as collateral the investment in the Co-Investment Funds and establishes a reserve that reduces the carrying value of the receivable to the fair value of the collateralized ownership interest of the employees and former employees in the Co-Investment Funds. The Company discontinued the investment program for employees in 2002. The Co-Investment Funds did not make any distributions that were credited towards repayment of the loans to employees during the year ended December 31, 2008.  During the year ended December 31, 2007, the Co-Investment Funds distributed $1.1 million which was credited towards repayment of loans to employees.

Employee Loans – The Company from time to time prior to its initial public offering made unsecured loans to its employees. These loans were not part of a Company program, but were made as a matter of course. The Company previously established a reserve for the face value of these loans.  In June 2007, two employees entered into agreements with the Company that provide for repayment of their loans by December 31, 2008, if they have not already been repaid, from funds generated through repurchase by the Company of shares of the Company’s common stock held by the employees.  As a result of these agreements, the Company reversed a previously established reserve of $0.8 million in June 2007.

In September 2008, the two employees and the Company amended the agreements described above to extend the repayment date of the loans to February 2011.  During the year ended December 31, 2008, the two employees collectively repaid $0.3 million of their outstanding loan balances from proceeds they received through the repurchase by the Company of shares of the Company’s common stock held by the employees.  The shares repurchased by the Company as a result of this transaction are included in treasury stock at December 31, 2008.  As of December 31, 2008, the fair market value of the Company’s common stock held by each of the employees was greater than the outstanding amount of their loans.

Other Related Party Transactions

The Company provides personal office services to Mr. Weisel, its Chairman and Chief Executive Officer. In accordance with an agreement he has with the Company, Mr. Weisel reimburses the Company for out-of-pocket expenses the Company incurs for these services. Amounts incurred by the Company for these services for the years ended December 31, 2008, 2007 and 2006 were approximately $337,000, $322,000 and $243,000, respectively. The receivable from Mr. Weisel at December 31, 2008 and 2007 was approximately $73,000 and $160,000, respectively.

In addition, Mr. Weisel and certain other employees of the Company from time to time use an airplane owned by Ross Investments Inc. (“Ross”), an entity wholly-owned by Mr. Weisel, for business travel. The Company and Ross have adopted a time-sharing agreement in accordance with Federal Aviation Regulation 91.501 to govern the Company’s use of the Ross aircraft, pursuant to which the Company reimburses Ross for the travel expenses in an amount generally comparable to the expenses the Company would have incurred for business travel on commercial airlines for similar trips. For the years ended December 31, 2008, 2007 and 2006, the Company paid approximately $127,000, $210,000, and $428,000, respectively, to Ross on account of such expenses. These amounts are included in marketing and promotion expense within the consolidated statements of operations. As of December 31, 2008 and 2007, the Company did not have any amounts payable to Ross.

In September 2007, the Company entered into an amendment to the Employment Agreement it has with Mr. Weisel. The amendment alters the timing of certain payments that may become due to Mr. Weisel thereunder upon a termination of his employment by deferring such payments until six months following any such termination.

During the year ended December 31, 2007, the Company acted as a financial advisor to London Bay Capital LLC in connection with its indirect acquisition of a controlling interest in a limited liability company, which was completed in January 2008. The Company also acted as a placement agent in connection with the issuance of debt undertaken to finance a portion of the transaction. As compensation for its advisory and placement agent services in this matter, the Company received aggregate compensation of approximately $1.9 million from London Bay Capital and its affiliates, which amount includes 31,141 shares of the limited liability company. Also, in connection with this transaction, the Company purchased additional shares of the limited liability company.  In February 2008, the Company elected to its Board of Directors Alton F. Irby III who is a founding partner of London Bay Capital LLC.

NOTE 8 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):
	December 31,
	2008	2007
Leasehold improvements	$66,694	$63,782
Equipment, computer hardware and software	36,716	33,384
Furniture and artwork	18,596	17,165
Capital leases	622	375

Total property and equipment	122,628	114,706
Less—Accumulated depreciation and amortization	(102,047)	(93,389)

Total property and equipment—net	$20,581	$21,317

Depreciation and amortization expense related to property and equipment totaled $7.8 million, $6.4 million and $8.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTE 9 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following (in thousands):
	December 31,
	2008	2007
Syndicate liabilities	$897	$13,406
Accounts payable and other liabilities	30,732	27,412
Private equity distribution payable	1,873	6,593
Liability for lease losses	9,608	5,106
Deferred rent	3,218	4,079
Deferred incentive fees	1,650	3,463

Total accrued expenses and other liabilities	$47,978	$60,059

The liability for lease losses relates to office space that the Company subleased or abandoned due to staff reductions in 2008 and in prior years, and the liability will expire with the termination of the relevant facility leases through 2012.  The lease loss provision (benefit) was $6.0 million, ($0.2) million and $3.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. The Company estimates its liability for lease losses as the net present value of the differences between lease payments and receipts under sublease agreements.

Accrued expenses and other liabilities at December 31, 2008 and 2007 include an accrual for anticipated settlement amounts related to matters described in Note 16 – Commitments, Guarantees and Contingencies.  These amounts are included in accounts payable and other liabilities in the table above.

NOTE 10 – NOTES PAYABLE

Senior Notes

Concurrent with its initial public offering, the Company issued three separate unsecured senior notes in the aggregate principal amount of $33 million. Two notes, each $10 million in principal, were issued to California Public Employees’ Retirement System. The first $10 million note was called “Senior Note” and the second $10 million note was called “Contingent Payment Senior Note”. The third note, in the principal amount of $13 million, was issued to Nomura America Investment, Inc. and was also called “Senior Note” with similar terms and covenants to the Senior Note issued to California Public Employees’ Retirement System. Both note holders were investors in Thomas Weisel Partners Group LLC, the predecessor to the Company, and received the notes in partial consideration of exchange of their Class D and D-1 redeemable convertible shares. See Note 1 – Organization for details on the reorganization transactions.  The Contingent Payment Senior Note was paid in full in September 2008.

The two Senior Notes in the aggregate principal amount of $23 million bear interest at a floating rate equal to the mid-term applicable Federal rate in effect from time to time and mature in 2011. The Contingent Payment Senior Note bore no interest and provided for payments as and when certain distributions from TWCP were made, with a maximum term of five years. As the interest rate terms for all three notes were at amounts more favorable than the current market incremental borrowing rate for the Company, the notes were recorded at fair value and the discounts are being amortized over the terms of the loans. As the term of the Contingent Payment Senior Note was linked to distributions, estimates were made by the Company and applied in determining the estimated term of the Contingent Payment Senior Note and the associated discount. The discount for the Contingent Payment Senior Note was fully amortized upon repayment.

Notes payable consisted of the following (in thousands):

	December 31,
	2008		2007
	Principal Amount	Carrying Amount	Principal Amount	Carrying Amount

Senior Note, floating mid-term AFR (4) + 2.25% (1)	$13,000	$12,492	$13,000	$12,267
Senior Note, floating mid-term AFR (4) + 2.25% (1)	10,000	9,609	10,000	9,436
Contingent Payment Senior Note, non interest bearing (2)	—	—	2,384	1,948
Secured Note, floating at LIBOR + 2.85% (3)	—	—	3,734	3,734

Total notes payable	$23,000	$22,101	$29,118	$27,385

(1)
The Company has recorded the debt principal at a discount to reflect the below-market stated interest rate of these notes at inception. The Company amortizes the discount to interest expense so that the interest expense approximates the Company’s incremental borrowing rate.  The effective interest rates at December 31, 2008 and 2007 were 5.17% and 6.65%, respectively.

(2)
The Contingent Payment Senior Note had a variable due date based upon distributions received from certain private equity funds. The Company recorded the debt principal at a discount and amortized the discount to interest expense so that the interest expense on this non-interest bearing note approximated the Company’s incremental borrowing rate. During the years ended December 31, 2008 and 2007, the Company received $1.9 million and $2.0 million, respectively, in distributions that were used to repay principal on this note.  The effective interest rate at December 31, 2007 was 6.98%. The note was paid in full in September 2008.

(3)	The note was paid in full in May 2008.

(4)	Applicable Federal Rate.

As of December 31, 2008 and 2007, the fair value for each of the notes payable presented above approximates the carrying value as of December 31, 2008 and 2007, respectively.

The weighted-average interest rate for notes payable was 5.17% and 6.96% at December 31, 2008 and 2007, respectively.

The principal balances for notes payable as of December 31, 2008 are due in February 2011.

Subordinated Borrowings

In April 2008, TWP entered into a $25.0 million revolving note and subordinated loan agreement with its primary clearing broker and incurred a commitment fee of 1.0%, or $0.2 million.  The agreement terminates in April 2010.  As of December 31, 2008, TWP does not have any balances outstanding under this facility.

TWPC has a capital rental arrangement with a Canadian financial institution which is also a member of the Investment Industry Regulatory Organization of Canada. Under this arrangement, the financial institution provides subordinated loan capital to TWPC out of its capital up to CDN$8.0 million for bought deal underwriting commitments in return for a participation in the underwriting. During the year ended December 31, 2008, this facility was not used.

In May 2007, the Company entered into a $25.0 million temporary subordinated loan with its primary clearing broker at an interest rate of LIBOR plus 2.0%.  The Company repaid this loan in May 2007.  The Company incurred interest expense of approximately $81,000 in connection with this loan during the year ended December 31, 2007.

During the year ended December 31, 2006 the Company paid a commitment fee of 1.0% on a $40.0 million subordinated borrowing facility.  This facility, was not drawn upon during 2006, and was terminated by the Company in November 2006.

Covenants

The Senior Notes include financial covenants that include restrictions on additional indebtedness and requirements that the notes be repaid should the Company enter into a transaction to liquidate or dispose of all or substantially all of its property, business or assets. The Company was in compliance with all covenants at December 31, 2008 and December 31, 2007.

NOTE 11 – FINANCIAL INSTRUMENTS

The Company records financial assets and liabilities at fair value on the consolidated statements of financial condition with unrealized gains and losses reflected in the consolidate statements of operations.

The degree of judgment used in measuring the fair value of financial instruments generally correlates to the level of pricing observability.  Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction.  Financial instruments with readily available active quoted prices for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment used in measuring fair value.  Conversely, financial instruments rarely traded or not quoted will generally have less, or no, pricing observability and a higher degree of judgment used in measuring fair value.

The following is a summary of the fair value of the major categories of financial instruments held by the Company (in thousands):

	December 31,
	2008	2007
Assets
Securities owned	$18,927	$220,440
Investments in partnerships and other investments	43,815	111,686

Total assets	$62,742	$332,126

Liabilities
Securities sold, but not yet purchased	$11,537	$163,933

Total liabilities	$11,537	$163,933

The following is a summary of the Company’s financial assets and liabilities that are accounted for at fair value on a recurring basis by level in accordance with the fair value hierarchy described in Note 3 – Significant Accounting Policies (in thousands):

	December 31, 2008
	Level 1	Level 2	Level 3	Total
Assets
Securities owned:
Equity securities	$11,172	$923	$—	$12,095
Convertible bonds	—	6,402	—	6,402
Warrants	—	—	430	430

Investments in partnerships and other investments:
Investments in partnerships	—	—	32,654	32,654
Auction rate securities	—	—	8,913	8,913
Other	—	—	2,248	2,248

Total assets	$11,172	$7,325	$44,245	$62,742

Liabilities
Securities sold, but not yet purchased:
Equity securities	$1,465	$—	$—	$1,465
Equity index fund	10,072	—	—	10,072

Total liabilities	$11,537	$—	$—	$11,537

The following is a summary of changes in fair value of the Company’s financial assets that have been classified as Level 3 at December 31, 2008 (in thousands):

	Convertible Bonds Owned	Warrants	Investments in Partnerships		Auction Rate Securities	Other Investments	Total

Balance—December 31, 2007	$15,941	$—	$53,258		$—	$8,262	$77,461

Realized and unrealized gains (losses)—net	(1,830)	(6,171)	(17,807)		(737)	(2,886)	(29,431)
Purchases, sales, issuances and settlements—net	(7,054)	7,139 (1)	(2,797	) (2)	1,100	(3,128)	(4,740)
Cumulative translation adjustment	—	(538)	—		—	—	(538)
Transfer in	—	—	—		8,550	—	8,550
Transfers out	(7,057)	—	—		—	—	(7,057)

Balance—December 31, 2008	$—	$430	$32,654		$8,913	$2,248	$44,245

(1)
On January 2, 2008, the Company acquired $7.7 million of warrants as a result of the Westwind acquisition.  Other warrants are received from time to time as partial payment for investment banking services.  During the year ended December 31, 2008, the Company exercised $0.8 million of warrants.

(2)	Represents the net of contributions to and distributions from investments in partnerships and other securities.

(3)
Represents convertible bonds that were registered under the Securities Act of 1933 during year ended December 31, 2008 that previously could not be publicly offered or sold as registration had not yet been affected.

During the year ended December 31, 2008, ARS for which the auctions failed and where no secondary market has developed were moved to Level 3, as the assets were subject to valuation using unobservable inputs.  These ARS continued to be classified as Level 3 through December 31, 2008.

The total net unrealized losses during the year ended December 31, 2008 of $27.6 million relates to financial assets held by the Company as of December 31, 2008.

Realized and unrealized gains and losses from investments in partnerships and other investments and warrants are included in asset management revenue on the consolidated statements of operations.  Realized and unrealized gains and losses from securities owned and securities sold, but not yet purchased, except those related to warrants, are included in brokerage revenue on the consolidated statements of operations.

 NOTE 12 – NET INCOME (LOSS) PER SHARE

The Company calculates its basic and diluted net income (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share.  Diluted shares outstanding are calculated including the effect of the dilutive instruments. The Company uses the treasury stock method to reflect the potential dilutive effect of the unvested restricted stock units, the warrant and unexercised stock options (“options”).

Basic shares outstanding for the year ended December 31, 2006 are calculated assuming exchange of the Company’s Class C, D and D-1 redeemable convertible preference shares and Class A shares for shares of common stock, notes payable and the warrant had been consummated on January 1, 2006. The shares of common stock issued pursuant to the Company’s initial public offering are considered outstanding from the date of the initial public offering and the shares of common stock issued pursuant to the Company’s follow-on offering are considered outstanding from the date of the follow-on offering. See Note 1 – Organization for discussion of the initial public offering and reorganization transactions and the follow-on offering.

The following table is a reconciliation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended December 31,
	2008	2007	2006
Net income (loss)	$(203,252)	$20	$34,921
Preferred dividends and accretion	—	—	(1,608)

Net income (loss) attributable to common shareholders and to Class A, B and C shareholders	$(203,252)	$20	$33,313

Basic weighted average shares outstanding	32,329	26,141	23,980

Effect of dilutive securities:
Weighted average restricted stock units	—	261	866
Weighted average options	—	—	—
Weighted average warrant	—	44	99

Diluted weighted average shares outstanding	32,329	26,446	24,945

Net income (loss) per share:
Basic net income (loss) per share	$(6.29)	$—	$1.39
Diluted net income (loss) per share	$(6.29)	$—	$1.34

Potential dilutive shares consist of the incremental common stock issuable for outstanding restricted stock units, options and a warrant (both vested and non-vested) using the treasury stock method. Potential dilutive shares are excluded from the computation of net income (loss) per share if their effect is anti-dilutive. The anti-dilutive options totaled 85,216 for the years ended December 31, 2008 and 2007 and totaled 32,831 for the year ended December 31, 2006. The anti-dilutive warrant totaled 486,486 shares for the year ended December 31, 2008.

NOTE 13 – SHARE-BASED COMPENSATION

The Thomas Weisel Partners Group, Inc. Second Amended and Restated Equity Incentive Plan (the “Equity Incentive Plan”) provides for awards of non-qualified and incentive options, restricted stock and restricted stock units and other share-based awards to officers, directors, employees, consultants and advisors of the Company. At the Company’s Annual Meeting of Shareholders on May 19, 2008, the Company’s shareholders approved an amendment to the Equity Incentive Plan to, among other things, increase the maximum number of shares that may be issued thereunder by 5,000,000 shares. At December 31, 2008 the total number of shares issuable under the Equity Incentive Plan was 11,150,000 shares.  Awards of options and restricted stock units reduce the number of shares available for future issuance.  The number of shares available for future issuance under the Equity Incentive Plan at December 31, 2008 was approximately 2,290,000 shares.

At the February 2009 Special Meeting of Shareholders, the shareholders of the Company voted to approve the increase in the number of shares of the Company’s common stock available for awards under the Equity Incentive Plan by 6,000,000 shares.  Subsequent to the Special Meeting, the total number of shares issuable under the Equity Incentive Plan was 17,150,000 shares.

The Company accounts for share-based compensation at fair value, in accordance with provisions under Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

Stock Options

The Equity Incentive Plan provides for the grant of non-qualified or incentive options to officers, directors, employees, consultants and advisors for the purchase of newly issued shares of the Company’s common stock at a price determined by the Compensation Committee (the “Committee”) of the Board at the date the option is granted. Generally, options vest and are exercisable ratably over a three or four-year period from the date the option is granted (although, in accordance with the terms of the Company’s Equity Incentive Plan, options granted to non-employee directors as regular director’s compensation have no minimum vesting period) and expire within ten years from the date of grant. The exercise prices, as determined by the Committee, cannot be less than the fair market value of the shares on the grant date. These options provide for accelerated vesting upon a change in control, as determined by the Committee.

The fair value of each option award is estimated on the date of grant using a Black-Scholes Merton option pricing model with the following weighted-average assumptions noted in the table below.

Expected volatility – Based on the lack of historical data for the Company’s own shares, the Company based its expected volatility on a representative peer group that took into account the criteria outlined in SAB No. 107: industry, market capitalization, stage of life cycle and capital structure.

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

Risk-free interest rate – Based on the U.S. Treasury zero-coupon bond rate with a remaining term approximate of the expected term of the option.

Dividend yield – As the Company has not paid, nor does it currently plan to pay, dividends in the future, the assumed dividend yield is zero.

	Year Ended December 31,
	2008	2007	2006
Expected volatility	54.60%	47.46%	35.00%
Expected term (in years)	5.00	5.00	6.25
Risk-free interest rate	3.09%	4.71%	4.71%
Dividend yield	—%	—%	—%
Weighted-average grant date fair value	$3.00	$8.59	$9.90

The following table is a summary of option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding—December 31, 2007	85,216	$19.87	8.94	$—

Granted	183,333	6.00	10.00	—
Exercised	—	—	—	—
Cancelled	—	—	—	—
Expired	—	—	—	—

Outstanding—December 31, 2008	268,549	$10.40	8.92	$—

Exercisable—December 31, 2008	258,289	$9.91	8.99	$—

As of December 31, 2008, there were 258,289 options vested.  The Company assumes that there will be no forfeitures of the non-vested options outstanding as of December 31, 2008 and therefore expects the total amount to vest over their remaining vesting period.

As of December 31, 2008, the total unrecognized compensation expense related to non-vested options was approximately $0.1 million. This cost is expected to be recognized over a weighted-average period of 1.2 years.

The Company recorded $0.6 million, $0.5 million and $0.1 million in non-cash compensation expense with respect to options during the years ended December 31, 2008, 2007 and 2006, respectively.

The Company will issue new shares of common stock upon exercise of stock options.

Restricted Stock Units

Upon completion of its initial public offering, the Company granted to a broad group of its employees and advisors and each of its independent directors restricted stock units with respect to which shares of the Company’s common stock are deliverable. The allocation of these restricted stock units to the employees was determined on a discretionary basis and the grants to the independent directors were determined in accordance with the director compensation policy. The value of these restricted stock units was based on the market price on the date of grant. These restricted stock units vest in three equal installments, a portion of which vest equally on February 7, 2007, February 8, 2008 and February 7, 2009, subject to the employee’s continued employment with the Company, but may vest earlier in the event of a change of control. After vesting, the shares of common stock underlying most of these restricted stock units will be deliverable in three equal installments on or about February 7, 2009, 2010 and 2011, respectively, but may be deliverable earlier in the event of a change in control.

The Company also makes grants of restricted stock units from time to time in connection with its regular compensation and hiring process. Although the terms of individual grants vary, as a general matter, grants of restricted stock units made in connection with the Company’s regular compensation and hiring process will vest over a three or four-year service period, subject to the employee’s continued employment with the Company, but may vest earlier in the event of a change of control.

The Company has granted performance based awards that vest upon achievement or satisfaction of performance conditions specified in the performance award agreement. The shares of common stock underlying these restricted stock units will be deliverable on or about the related vesting date. The Company estimates the fair value of performance-based restricted stock units awarded to employees at the grant date of the equity instruments.  The fair value is based on the market price of the Company’s common stock on the grant date. The Company also considers the probability of achieving the established targets in determining its share-based compensation with respect to these awards.  The Company recognizes compensation cost over the three-year service period.

The following table is a summary of non-vested restricted stock unit activity:
		Weighted Average
		Grant Date
	Shares	Fair Value
Non-vested—December 31, 2007	2,341,570	$16.71

Issued	6,831,235	7.31
Vested	(774,774)	16.26
Cancelled	(1,081,319)	12.61

Non-vested—December 31, 2008	7,316,712	$8.58

The fair value of shares vested during the year ended December 31, 2008, 2007 and 2006 was $8.0 million, $11.1 million and $0.3 million, respectively.

As of December 31, 2008, there was $40.0 million of total unrecognized compensation expense related to non-vested restricted stock unit awards. This cost is expected to be recognized over a weighted-average period of 2.6 years.

The Company recorded $18.3 million, $10.9 million and $7.3 million in non-cash compensation expense with respect to grants of restricted stock units for the years ended December 31, 2008, 2007 and 2006, respectively.

In February 2009, the Company made an additional grant of approximately 2,690,000 restricted stock units in connection with its regular compensation process. The unrecognized compensation expense associated with this grant is $5.9 million, net of expected forfeitures.  The restricted stock units granted will vest over a three-year service period, subject to the employee’s continued employment with the Company, and the shares of common stock underlying these restricted stock units will be deliverable on or about the related vesting date.

NOTE 14 – INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, which requires the recognition of deferred tax assets and liabilities based upon temporary differences between the financial reporting and tax bases of its assets and liabilities. SFAS No.109 states that a deferred tax asset should be reduced by a valuation allowance if based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. The determination of whether a deferred tax asset is realizable is based on weighting all available evidence, including both positive and negative evidence. SFAS No. 109 provides that the realization of deferred tax assets, including carryforwards and deductible temporary differences, depends upon the existence of sufficient taxable income of the same character during the carryback or carryforward period. SFAS No.109 requires the consideration of all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in carryback years and tax-planning strategies.

     The Company’s operations are in a cumulative loss position for the three-year period ended December 31, 2008, primarily created by poor operating results in 2008 due to the challenging environment for the capital markets. For purposes of assessing the realization of the deferred tax assets, this cumulative taxable loss position is considered significant negative evidence and has caused the Company to conclude that it is more likely than not the Company will not be able to realize the deferred tax assets in the future. As of December 31, 2008, the Company recorded a full valuation allowance of $44.8 million on its U.S. deferred tax assets. In addition, the Company has a valuation allowance of $1.7 million on its U.K. deferred tax asset as of December 31, 2008.  Management will reassess the realization of the deferred tax assets based on the criteria of SFAS No.109 each reporting period. To the extent that the financial results of the Company improve and the deferred tax asset becomes realizable, the Company will be able to reduce the valuation allowance through earnings.

During the three months ended March 31, 2006, the Company recognized a one-time tax benefit upon conversion to a corporation in connection with the establishment of its deferred tax asset balances, partially offset by a valuation allowance of $9.9 million. The valuation allowance was recorded because management at that time concluded that a portion of the deferred tax benefit, which resulted from unrealized capital losses, more likely than not would not be realized due to the uncertainty of the Company’s ability to generate future capital gains to offset such capital losses. Based on the performance of the underlying investments in its investments in partnerships during the year ended December 31, 2006, the Company reduced the valuation allowance by $8.5 million. As of December 31, 2006, the deferred tax asset recorded to reflect these net unrealized losses was $1.4 million, and the related valuation allowance was $1.4 million.

In 2007, based upon the performance of the underlying investments in the Company’s investments in partnerships and its expectation as to the future performance of such investments, the Company reduced the valuation allowance from $1.4 million to zero and recognized a deferred tax benefit of $1.6 million on the increase in net unrealized losses.  This resulted in a deferred tax asset balance at December 31, 2007 of $3.0 million.

On January 1, 2007, the Company adopted the provisions of FIN No. 48, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, and prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken, or expected to be taken in a tax return.  FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. In the U.S., the Company is subject to Federal and state tax authority examination on the 2007 and 2006 tax years.  In Canada, the Company is subject to Federal tax authority examination on the 2007 through 2005 tax years and subject to provincial tax authority examination on the 2007 through 2004 tax years. The adoption of FIN 48 did not have a material impact on the Company’s consolidated statements of financial condition, operations and cash flows.  During the year ended December 31, 2008, there have been no changes in uncertain tax positions that have had a material impact to the Company’s tax positions. At December 31, 2008, the Company had a liability for unrecognized tax benefits in Canada of $1.1 million, as defined in FIN No. 48, which is included in accrued expenses and other liabilities in the statements of financial position.

The components of the provision for taxes (tax benefit) were as follows (in thousands):
	Year Ended December 31,
	2008	2007	2006
Current:
Federal	$(8,235)	$1,105	$4,794
State	(91)	1,210	2,040
Foreign	1,070	123	232

Total current expense (benefit)	(7,256)	2,438	7,066

Deferred:
Federal	15,363	(3,483)	(11,785)
State	5,534	(1,507)	(3,999)
Foreign	(5,941)	(241)	(78)

Total deferred expense (benefit)	14,956	(5,231)	(15,862)

Provision for taxes (tax benefit)	$7,700	$(2,793)	$(8,796)

A reconciliation of the statutory Federal income tax rate to the Company’s effective tax rate was as follows:

	Year Ended December 31,
	2008	2007	2006
Tax at U.S. statutory rate	35.0%	35.0%	35.0%
State tax expense (benefit)	(1.8)	1.4	7.0
Foreign tax expense (benefit)	(0.5)	4.3	0.6
Permanent items
Goodwill impairment	(17.0)	—	—
Other permanent items (1)	(0.5)	7.4	(2.4)

Rate before adjustment to valuation allowance and impact of change in tax status of the Company	15.2	48.1	40.2
Adjustment to valuation allowance	(18.7)	49.8	(15.6)

Subtotal	(3.5)	97.9	24.6

Earnings from nontaxable limited liability company through February 7, 2006	—	—	(5.7)
Recognition of deferred tax asset upon change from a limited liability company to a taxable corporation	—	—	(53.0)
Other adjustments	(0.4)	2.8	0.4

Effective tax rate	(3.9)%	100.7%	(33.7)%

(1)
Other permanent items for the year ended December 31, 2008 consisted primarily of non-deductible expenses and foreign tax loss of (0.3%) and (0.2%), respectively. Permanent items for the year ended December 31, 2007 consisted of tax exempt interest, non-deductible expenses and foreign tax loss of 39.3%, (27.6%) and (4.3%), respectively.  Permanent items for the year ended December 31, 2006 consisted of tax exempt interest, non-deductible expenses and foreign tax loss of (3.7%), 1.9% and (0.6%), respectively.

The components of deferred tax assets and liabilities were as follows (in thousands):
	December 31,
	2008	2007
Deferred tax assets:
Net operating loss	$14,520	$—
Accrued compensation and related expenses	—	919
Equity based compensation	12,043	7,413
Depreciation and amortization	7,121	5,762
Nondeductible reserves and allowances	6,924	5,075
Net unrealized capital losses	7,984	3,017
Other	277	253
Total deferred tax assets	48,869	22,439

Deferred tax liabilities:
Capital assets and other intangible assets	(6,841)	—
Prepaid expenses	(1,272)	(1,338)
Accrued compensation and related expenses	(256)	—
Other	(123)	(8)
Total deferred tax liabilities	(8,492)	(1,346)

Valuation allowance	(46,521)	—

Net deferred tax asset (liabilities)	$(6,144)	$21,093

As of December 31, 2008, the Company had Federal and state net operating losses of approximately $26.3 million and $48.4 million, respectively, available to reduce future income subject to income taxes. The Federal net operating losses will expire in 2029. The state net operating losses will expire between 2014 and 2030.  At December 31, 2008, the Company had foreign net operating losses of approximately $6.2 million available to reduce future income subject to income taxes.  The foreign net operating losses do not expire.

The Company does not provide for distribution taxes on the undistributed earnings of its foreign subsidiaries as the Company intends to reinvest any earnings indefinitely.  Undistributed earnings of the Company’s foreign subsidiaries were not material for the years ended December 31, 2008, 2007 and 2006.

NOTE 15 – EMPLOYEE BENEFITS

The Company has a defined contribution 401(k) retirement plan (the “Plan”) which allows eligible employees to invest a percentage of their pretax compensation, limited to the maximum allowed by the Internal Revenue Service regulations. The Company, at its discretion, may contribute funds to the Plan. The Company made no contributions during the years ended December 31, 2008, 2007 and 2006.

NOTE 16 – COMMITMENTS, GUARANTEES AND CONTINGENCIES

Commitments

Lease Commitments

The Company leases office space and computer equipment under non-cancelable operating leases which extend to 2016 and which may be extended as prescribed under renewal options in the lease agreements. The Company has entered into several non-cancelable sublease agreements for certain facilities or floors of facilities which are co-terminus with the Company’s lease for the respective facilities or floors of facilities.

The Company’s minimum annual lease commitments and related sublease income were as follows (in thousands):

	December 31, 2008
	Minimum Lease Payments	Sublease Rental Income	Net Minimum Lease Payments
2009	$21,825	$2,831	$18,994
2010	17,088	1,184	15,904
2011	13,291	—	13,291
2012	10,249	—	10,249
2013	8,688	—	8,688
Thereafter	17,800	—	17,800

Total	$88,941	$4,015	$84,926

Facility and computer equipment lease expenses charged to operations for the years ended December 31, 2008, 2007 and 2006 were $16.6 million, $14.8 million and $12.6 million, respectively, net of sublease income of $3.8 million, $2.9 million and $3.2 million, respectively.

The Company signed a forbearance agreement with the lessor of certain office space it occupies in San Francisco that provided a reduction in the rent payments from November 1, 2003 to October 31, 2005. There were certain non-financial and financial events that would automatically terminate the forbearance agreement, requiring the Company to reimburse the forbearance amount of $3.3 million to the lessor. During the year ended December 31, 2007, the Company and the lessor entered into an amendment to the lease agreement whereby the contingent forbearance amount would be removed in exchange for a total fee of $1.3 million.  During the years ended December 31, 2008 and 2007, $0.6 million and $0.4 million, respectively, of the total fee was included in occupancy and equipment expense in the consolidated statements of operations.  The remaining $0.3 million of the total fee will be included in occupancy and equipment expense over the remaining life of the original lease agreement.

At December 31, 2008, the Company had a lease loss liability of $9.6 million related to office space that it vacated in September and December 2008 and in prior years.  The lease loss liability was estimated as the net present value of the difference between lease payments and receipts under expected sublease agreements.

Fund Capital Commitments

At December 31, 2008, the Company’s Asset Management Subsidiaries had commitments to invest in affiliated investment partnerships. Such commitments may be satisfied by direct investments and are generally required to be made as investment opportunities are identified by the underlying partnerships.  The Company’s Asset Management Subsidiaries’ commitments at December 31, 2008 were as follows (in thousands):

Global Growth Partners I	$414
Global Growth Partners II	411
Global Growth Partners IV (S)	291
Thomas Weisel Healthcare Venture Partners	368

Total fund capital commitments	$1,484

In addition to the commitments within the table above, the Company has made commitments to investments in unaffiliated funds. During the year ended December 31, 2008, the Company funded $3.4 million of these commitments and transferred $22.2 million of these commitments to a fund sponsored by the Company.  The Company’s remaining unfunded commitment as of December 31, 2008 was $4.3 million. These commitments may be called in full at any time.

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

In February 2009, a customer of the Company failed to pay for several equity purchases the Company executed at the customer’s request.  Refer to Note 22 – Subsequent Event.

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

Guaranteed Compensation

Consistent with practice in prior years, guaranteed compensation agreements were entered into during the year ended December 31, 2008. These obligations are being accrued ratably over the service period of the agreements. Total unaccrued obligations at December 31, 2008 for services to be provided subsequent to December 31, 2008 were $3.3 million.

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

Tax Indemnification Agreement

In connection with its initial public offering, the Company entered into a tax indemnification agreement to indemnify the members of Thomas Weisel Partners Group LLC against the full amount of certain increases in taxes that relate to activities of Thomas Weisel Partners Group LLC and its affiliates prior to the Company’s reorganization. The tax indemnification agreement included provisions that permit the Company to control any tax proceeding or contest which might result in it being required to make a payment under the tax indemnification agreement. The Company has not recorded any loss contingency for this indemnification.

Contingencies

Loss Contingencies

The Company is involved in a number of judicial, regulatory and arbitration matters arising in connection with its business. The outcome of matters the Company is involved in cannot be determined at this time, and the results cannot be predicted with certainty. There can be no assurance that these matters will not have a material adverse effect on the Company’s results of operations in any future period, and a significant judgment could have a material adverse impact on the Company’s consolidated statements of financial condition, operations and cash flows. The Company may in the future become involved in additional litigation in the ordinary course of its business, including litigation that could be material to the Company’s business.

In accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“SFAS No. 5”), the Company reviews the need for any loss contingency reserves and establishes reserves when, in the opinion of management, it is probable that a matter would result in liability, and the amount of loss, if any, can be reasonably estimated. Generally, in view of the inherent difficulty of predicting the outcome of those matters, particularly in cases in which claimants seek substantial or indeterminate damages, it is not possible to determine whether a liability has been incurred or to reasonably estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no reserve is established until that time.

Additionally, the Company will record receivables for insurance recoveries for legal settlements and expenses when such amounts are covered by insurance and recovery of such losses or costs are considered probable of recovery.  These amounts will be recorded as other assets in the consolidated statements of financial condition and will reduce other expense, to the extent such losses or costs have been incurred, in the consolidated statements of results of operations.

Investment Banking Matters

Current Matters

Auction Rate Securities – The Company has received inquiries from FINRA requesting information concerning purchases through the Company of auction rate securities by Private Client Services customers.  Based upon press reports, approximately forty firms, including the Company, have received inquiries from the Enforcement Department of FINRA regarding retail customer purchases through those firms of auction rate securities.  The Company is cooperating with FINRA while it conducts its investigation.  The Company notes that a number of underwriters of auction rate securities entered into settlements with the SEC and other regulators in connection with those underwriters’ sales and underwriting practices.  The Company did not, at any time, underwrite auction rate securities or manage the associated auctions.  In connection with such auctions, the Company merely served as agent for its customers when buying in auctions managed by those underwriters.  Accordingly, the Company distinguishes its conduct from such underwriters and is prepared to assert these and other defenses should FINRA seek to bring an action in the future.  Nevertheless, there can be no assurance that FINRA will not take regulatory action.

In addition to the FINRA investigation, the Company has been named (along with two employees) in a FINRA arbitration filed by one of its retail customers who purchased auction rate securities as part of his 401(k) Profit Sharing Plan account.  The amount of the claim in that matter is not material to the Company.  The Company has only recently filed its answer to the customer’s complaint and the parties will now proceed toward discovery.  The Company believes it has meritorious defenses to the action and intends to vigorously defend such action as it applies to the Company.

While the Company’s review of the need for any loss contingency reserve in accordance with SFAS No. 5 has led the Company to conclude that, based upon currently available information and consultation with its counsel, the Company does not currently need to establish a provision for loss related to auction rate securities held by retail clients, the Company is not able to predict with certainty the outcome of auction rate securities related matters and there can be no assurance that those matters will not have a material adverse effect on the Company’s results of operations in any future period, and a significant judgment or settlement could have a material adverse impact on the Company’s consolidated statements of financial condition, operations and cash flows.

Borghetti v. Campus Pipeline – A putative shareholder derivative action was brought in the Third Judicial District Court in Salt Lake County, Utah on October 5, 2004 against Campus Pipeline in connection with a sell-side mergers and acquisitions engagement in which the Company acted as a financial advisor to Campus Pipeline. Plaintiffs alleged breach of fiduciary duty, fraud and similar related claims against Campus Pipeline’s directors, officers, attorneys and the Company. On May 3, 2005, the court granted in part and denied in part the Company’s motion to dismiss, dismissing all claims against the Company except the breach of fiduciary duty claim. Thereafter, on April 23, 2007, the court granted the Company’s motion for summary judgment with respect to the remaining claims against the Company, although the plaintiffs subsequently have appealed this decision. The Company has denied liability in connection with this matter. The Company believes it has meritorious defenses to the action and intends to vigorously defend such action as it applies to the Company.

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

In re Initial Public Offering Securities Litigation – The Company is a defendant in several purported class actions brought against numerous underwriters in connection with certain initial public offerings in 1999 and 2000. These cases have been consolidated in the United States District Court for the Southern District of New York and generally allege that underwriters accepted undisclosed compensation in connection with the offerings, entered into arrangements designed to influence the price at which the shares traded in the aftermarket and improperly allocated shares in these offerings. The actions allege violations of Federal securities laws and seek unspecified damages. Of the 310 issuers named in these cases, the Company acted as a co-lead manager in one offering, a co-manager in 32 offerings, and as a syndicate member in 10 offerings. The Company has denied liability in connection with these matters. On June 10, 2004, plaintiffs entered into a definitive settlement agreement with respect to their claims against the issuer defendants and the issuers’ present or former officers and directors named in the lawsuits, however, approval of the proposed settlement remains on hold pending the resolution of the class certification issue described below. By a decision dated October 13, 2004, the Federal district court granted plaintiffs’ motion for class certification, however, the underwriter defendants petitioned the U.S. Court of Appeals for the Second Circuit to review that certification decision. On December 5, 2006. the Second Circuit vacated the district court’s class certification decision and the plaintiffs subsequently petitioned the Second Circuit for a rehearing. On April 6, 2007, the Second Circuit denied the rehearing request.  In May 2007, the plaintiffs filed a motion for class certification on a new basis and subsequently scheduled discovery.  During 2008, the parties have participated in a formal mediation over several sessions and are in the process of documenting a potential settlement (which is subject to, among other things, agreement on definitive documentation and approval by the Court) that the Company believes will result in the resolution of this matter for an amount that will be covered by its relevant insurance policies.

In re Merix Securities Litigation – The Company has been a defendant in a purported class action suit brought in connection with an offering in January 2004 involving Merix Corporation in which it served as co-lead manager for Merix. On September 15, 2005, the United States District Court for the District of Oregon entered an order dismissing all claims against the underwriter defendants, including the Company, and the Merix defendants. A portion of the claim under Section 12(a)(2) of the Securities Exchange Act of 1934 was dismissed with prejudice, and the remainder of that claim and the Section 11 claim were dismissed with leave to re-file. Plaintiffs subsequently filed an amended complaint and on September 28, 2006 the Court dismissed the remaining claims with prejudice. Following the September 28, 2006 dismissal, plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit and the dismissal has now been overturned by the appellate court. The parties have now begun discovery and the court has set various status dates beginning in the next couple months.  The Company believes it has meritorious defenses to these actions and intends to vigorously defend such actions as they apply to the Company.

In re Netlist, Inc. Securities Litigation – The Company has been named as a defendant in an amended complaint for a purported class action lawsuit filed in November 2007 in connection with the initial public offering of Netlist in November 2006 where the Company acted as a lead manager.  The amended complaint, filed in the United States District Court for the Central District of California, alleges violations of federal securities laws against Netlist, various officers and directors as well as Netlist’s underwriters, including the Company, based on alleged misstatements and omissions in the disclosure documents for the offering.  The complaint essentially alleges that the registration statement relating to Netlist’s initial public offering was materially false and misleading.  The Company denies liability in connection with this matter.  The Company believes it has meritorious defenses to the action and intends to vigorously defend such action as it applies to the Company.

In re Noah Educational Holdings, Ltd. Securities Litigation – The Company has previously been named, and has now been formally served, as a defendant in a purported class action litigation brought in connection with an initial public offering of Noah Educational Holdings, Ltd. in October 2007 where it acted as a co-manager. The complaint, apparently filed in the United States District Court for the Southern District of New York, alleges violations of Federal securities laws against Noah Educational and the underwriters, including the Company, based on alleged misstatements and omissions in the registration statement. The Company believes it has meritorious defenses to the action and intends to vigorously defend such action as it applies to the Company.

In re Occam Networks, Inc. Securities Litigation – The Company has been named as a defendant in an amended complaint for a purported class action lawsuit filed in November 2007 arising out of the November 2006 secondary offering of Occam Networks, Inc. where the Company acted as the sole book manager.  The amended complaint, filed in the United States District Court for the Central District of California, alleges violations of federal securities laws against Occam, various officers and directors as well as Occam’s underwriters, including the Company, based on alleged misstatements and omissions in the disclosure documents for the offering.  The Company believes it has meritorious defenses to these actions and intends to vigorously defend such actions as they apply to the Company.

In re Openwave Systems Inc. Securities Litigation – The Company has been named as a defendant in a purported class action lawsuit filed in June 2007 in connection with a secondary offering of common stock by Openwave Systems’ in December 2005 where the Company acted as a co-manager.  The complaint, filed in the United States District Court for the Southern District of New York alleges violations of Federal securities laws against Openwave Systems, various officers and directors as well as Openwave Systems’ underwriters, including the Company, based on alleged misstatements and omissions in the disclosure documents for the offering.  The underwriters’ motion to dismiss was granted in October 2007, however, the plaintiffs may appeal the dismissal. The Company believes it has meritorious defenses to the action and intends to vigorously defend such action as it applies to the Company.

In re Orion Energy Systems, Inc. Securities Litigation – The Company has been named as a defendant in a purported class action lawsuit filed in February 2008 arising out of the December 2007 initial public offering of Orion Energy Systems, Inc. where the Company acted as the sole book manager.  The complaint, filed in the United States District court for the Southern District of New York, alleges violations of federal securities laws against Orion, various officers and directors, as well as Orion’s underwriters, including the Company, based on alleged misstatements and omissions in the disclosure documents for the offering.  The Company believes it has meritorious defenses to these actions and intends to vigorously defend such actions as they apply to the Company.

In re Rigel Pharmaceuticals Inc. Securities Litigation – The Company has apparently been named (but not yet served) as a co-defendant in a purported class action litigation brought in connection with a February 2008 secondary offering of Rigel Pharmaceuticals in which the Company acted as a co-manager.  The complaint appears to have been filed in the United States District Court, Northern District of California, and alleges violations of Federal securities laws against Rigel Pharmaceuticals, officers, and underwriters, including TWP, based on alleged misstatements and omissions in the registration statement.  The Company believes it has meritorious defenses to these actions and intends to vigorously defend such actions as they apply to the Company.

In re Virgin Mobile USA, Inc. Securities Litigation – The Company has been named as a defendant in one of two purported class action lawsuits filed in November 2007 arising out of the October 2007 initial public offering of Virgin Mobile USA, Inc. where the Company acted as a co-manager.  The complaints, filed in the United States District Courts for New Jersey and the Southern District of New York, allege violations of federal securities laws against Virgin Mobile, various officers and directors as well as Virgin Mobile’s underwriters, including the Company, based on alleged misstatements and omissions in the disclosure documents for the offering.  The parties have agreed to transfer and consolidate the matters in the United States District Court for the Southern District of New York.  The Company believes it has meritorious defenses to these actions and intends to vigorously defend such actions as they apply to the Company.

In re Vonage Holdings Corp. Securities Litigation – The Company is a defendant named in purported class action lawsuits filed in June 2006 arising out of the May 2006 initial public offering of Vonage Holdings Corp. where the Company acted as a co-manager. The complaints, filed in the United States District Court for the District of New Jersey and in the Supreme Court of the State of New York, County of Kings, allege misuse of Vonage’s directed share program and violations of Federal securities laws against Vonage and certain of its directors and senior officers as well as Vonage’s underwriters, including the Company, based on alleged false and misleading statements in the registration statement and prospectus. In January 2007, the plaintiffs’ complaints were transferred to the U.S. District Court for the District of New Jersey and the defendants have filed motions to dismiss. The Company believes it has meritorious defenses to these actions and intends to vigorously defend such actions as they apply to the Company.

Lev Mass v. Thomas Weisel Partners LLC – The Company has been named a defendant in a purported class action lawsuit filed in July 2008 with respect to the alleged misclassification of certain employees as exempt from provisions of California state law requiring the payment of overtime wages.  The complaint was filed in the California Superior Court for the County of San Francisco.  The Company believes it has meritorious defenses to these actions and intends to vigorously defend such actions as they apply to the Company.

Stetson Oil & Gas, Ltd. v. Thomas Weisel Partners Canada Inc. – The Company has been named as defendant in a Statement of Claim filed in the Ontario Superior Court of Justice.  The claim arises out of the July 2008 “bought deal” transaction in which TWP (Canada) was allegedly engaged to act as underwriter (purchasing subscription receipts amounting to approximately CDN$25 million) for Stetson Oil & Gas, Ltd., an Alberta, Canada oil and gas exploration corporation.  The Company believes it has meritorious defenses to these actions and intends to vigorously defend such actions as they apply to the Company.

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

In re Friedman’s Inc. Securities Litigation – The Company has been a defendant in a purported class action litigation brought in connection with a secondary offering of Friedman’s in September 2003 where the Company acted as a co-manager.  The complaint, filed in the United States District Court for the Northern District of Georgia, alleged that the registration statement for the offering and a previous registration statement dated February 2, 2002 were fraudulent and materially misleading.  During 2008, the plaintiffs’ claims were settled.  The Company’s portion of the settlement amount was not material to the Company’s consolidated statements of financial condition, operations and cash flows.

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

In re Leadis Technology, Inc. Securities Litigation – The Company has been a defendant in a purported class action litigation brought in connection with Leadis Technology, Inc.’s initial public offering in June 2004 in which the Company served as a co-manager for Leadis. The consolidated complaint, filed in the United States District Court for the Northern District of California on August 8, 2005, alleged violations of Federal securities laws against Leadis and certain of its directors and officers as well as the Company’s underwriters, including the Company, based on alleged misstatements and omissions in the registration statement. On March 1, 2006, the complaint against the Company in this matter was dismissed by the court with prejudice. Subsequently, on March 28, 2006, the plaintiffs in this matter appealed the dismissal and the dismissal has now been overturned by the appellate court. The Company believes it has meritorious defenses to these actions and intends to vigorously defend such actions as they apply to the Company.  A settlement has now been reached that the Company believes will not result in a liability for the Company.

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

NOTE 17 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK, CREDIT RISK OR MARKET RISK

Concentration of Credit Risk and Market Risk

The majority of the Company’s transactions, and consequently the concentration of its credit exposure, is with its clearing brokers. The clearing brokers are also the primary source of short-term financing for both securities purchased and securities sold, not yet purchased by the Company. The Company’s securities owned may be pledged by the clearing brokers. The amount receivable from and payable to the clearing brokers in the Company’s consolidated statements of financial condition represents amounts receivable or payable in connection with the trading of proprietary positions and the clearance of customer securities transactions. As of December 31, 2008 and 2007, the Company’s cash on deposit with the clearing brokers was not collateralizing any liabilities to the clearing brokers.

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

The Company’s trading activities include providing securities brokerage services to institutional and retail clients. To facilitate these customer transactions, the Company purchases proprietary securities positions (“long positions”) in equity securities, convertible, other fixed income securities and equity index fund. The Company also enters into transactions to sell securities not yet purchased (“short positions”), which are recorded as liabilities on the consolidated statements of financial condition. The Company is exposed to market risk on these long and short securities positions as a result of decreases in market value of long positions and increases in market value of short positions. Short positions create a liability to purchase the security in the market at prevailing prices. Such transactions result in off-balance sheet market risk as the Company’s ultimate obligation to satisfy the sale of securities sold not yet purchased may exceed the amount recorded in the consolidated statements of financial condition. To mitigate the risk of losses, these securities positions are marked to market daily and are monitored by management to ensure compliance with limits established by the Company. The associated interest rate risk of these securities is not deemed material to the Company.

The Company is also exposed to market risk through its investments in partnerships and through certain loans to employees collateralized by such investments. In addition, as part of the Company’s investment banking and asset management activities, the Company from time to time takes long and short positions in publicly traded equities and related options and other derivative instruments and makes private equity investments, all of which expose the Company to market risk. These activities are subject, as applicable, to risk guidelines and procedures designed to manage and monitor market risk.

NOTE 18 – REGULATED BROKER-DEALER SUBSIDIARIES

TWP is a registered U.S. broker-dealer that is subject to the Uniform Net Capital Rule (the “Net Capital Rule”) under the Securities Exchange Act of 1934 administered by the SEC and FINRA, which requires the maintenance of minimum net capital. TWP has elected to use the alternative method to compute net capital as permitted by the Net Capital Rule, which requires that TWP maintain minimum net capital, as defined, of $1.0 million. These rules also require TWP to notify and sometimes obtain approval from the SEC and FINRA for significant withdrawals of capital or loans to affiliates.

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

The tables below summarize the minimum capital requirements for the Company’s broker-dealer subsidiaries (in thousands):

	December 31, 2008
	Required Net Capital	Net Capital	Excess Net Capital
TWP	$1,000	$41,867	$40,867
TWPC	203	10,822	10,619
TWPIL	1,469	1,794	325

Total	$2,672	$54,483	$51,811

	December 31, 2007
	Required Net Capital	Net Capital	Excess Net Capital
TWP	$1,000	$15,793	$14,793
TWPIL	538	634	96

Total	$1,538	$16,427	$14,889

TWP and TWPC clear customer and proprietary transactions through other broker-dealers on a fully disclosed basis.  The amount of receivable from or payable to the clearing brokers in the Company’s consolidated statements of financial condition relates to such transactions. TWP and TWPC have indemnified the clearing brokers for any losses as a result of customer nonperformance.

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

NOTE 19 — SEGMENT INFORMATION

The following table represents net revenues by geographic area (in thousands):

	Year Ended December 31,
	2008	2007	2006
United States	$161,321	$289,040	$276,315
Other countries	28,206	9	2

Total net revenues	$189,527	$289,049	$276,317

Net revenues from countries other than the United States during the year ended December 31, 2008 consists primarily of net revenues from Canada, which accounted for 75% of net revenues from other countries.

The following table represents long lived assets by geographic area based on the physical location of the assets (in thousands):

	December 31,
	2008	2007
United States	$17,261	$20,908
Other countries	3,320	409

Total long lived assets—net	$20,581	$21,317

NOTE 20 – PRO FORMA, AS ADJUSTED (UNAUDITED)

The Company completed its initial public offering on February 7, 2006 and converted to a corporation from a limited liability company on this date. This conversion was the result of a series of reorganization transactions that were carried out to cause Thomas Weisel Partners Group, Inc. to succeed to the business of the Thomas Weisel Partners Group LLC (see Note 1 – Organization). The pro forma, as adjusted amounts presented on the face of the Company’s consolidated statements of operations are based upon the Company’s historical consolidated financial statements as adjusted to reflect the reorganization transactions as though they had taken place on January 1, 2006.

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

•
the issuance of common stock, a $13.0 million principal unsecured, senior floating-rate note and a warrant, with a fair value of $4.6 million determined by applying a Black-Scholes option pricing model with an exercise price of $15 based on the initial public offering price of $15 per share, for the purchase of 486,486 of the Company’s common shares.

On a pro forma basis, net revenues for the year ended December 31, 2006 were decreased by the estimated interest expense for the notes payable of $0.1 million. In addition, net income attributable to common shareholders and to Class A, B and C shareholders was increased by $1.6 million to reflect the elimination of preferred dividends and accretion.

Income Taxes

The pro forma, as adjusted information included in the consolidated statements of operations reflects income taxes that would have been incurred had the Company been converted to a corporation and subjected to Federal and state tax on its income beginning January 1, 2006. Prior to the reorganization of the Company from a limited liability company to a corporation, all income and losses of the Company, except income from its foreign subsidiaries, were reportable by the individual members of the limited liability company in accordance with Federal and state income tax regulations.

On a pro forma basis, the tax benefit for year ended December 31, 2006 was decreased by the estimated additional tax expense of $1.5 million as if the Company was a corporation beginning January 1, 2006. The additional tax expense is attributable to the Company’s applicable tax rate, a combination of Federal, state and local income tax rates, of 42% applied to the Company’s pro forma net income for the period beginning January 1, 2006 through February 6, 2006.

NOTE 21 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents the Company’s unaudited quarterly results (in thousands, except per share data). These quarterly results were prepared in accordance with GAAP and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results.

	Three Months Ended
	March 31	June 30	September 30	December 31
Fiscal Year 2008:
Net revenues	$48,924	$60,014	$49,046	$31,543

Expenses excluding interest:
Compensation and benefits	40,389	41,788	36,869	28,140
Non-compensation expenses	34,987	35,112	131,656	36,138

Total expenses excluding interest	75,376	76,900	168,525	64,278

Loss before tax	(26,452)	(16,886)	(119,479)	(32,735)
Provision for taxes (tax benefit)	(8,647)	(6,759)	(10,300)	33,406

Net loss	$(17,805)	$(10,127)	$(109,179)	$(66,141)

Net loss per share:
Basic net loss per share	$(0.54)	$(0.31)	$(3.41)	$(2.08)
Diluted net loss per share	$(0.54)	$(0.31)	$(3.41)	$(2.08)

Fiscal Year 2007:
Net revenues	$76,689	$71,739	$63,712	$76,909

Expenses excluding interest:
Compensation and benefits	43,990	37,395	38,304	68,213
Non-compensation expenses	23,817	23,915	27,522	28,666

Total expenses excluding interest	67,807	61,310	65,826	96,879

Income (loss) before tax	8,882	10,429	(2,114)	(19,970)
Provision for taxes (tax benefit)	3,481	3,827	(1,314)	(8,787)

Net income (loss)	$5,401	$6,602	$(800)	$(11,183)

Net income (loss) per share:
Basic net income (loss) per share	$0.21	$0.25	$(0.03)	$(0.43)
Diluted net income (loss) per share	$0.20	$0.25	$(0.03)	$(0.43)

NOTE 22 – SUBSEQUENT EVENT

In February 2009, a customer of the Company failed to pay for several equity purchases the Company executed at the customer’s request.  Based on the Company’s agreement with its primary clearing broker, the Company was required to settle and pay for those transactions on the customer’s behalf.  The Company subsequently sold the underlying securities and recorded a loss of approximately $5.1 million.  The Company believes those losses were incurred as a result of fraudulent activity on the part of the customer and is vigorously pursuing that customer for the losses incurred upon liquidating those positions.  In particular, the Company has obtained a temporary restraining order from the Clark County District Court of the State of Nevada freezing the customer’s assets and is exploring multiple options for recovering part or all of the losses.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
THOMAS WEISEL PARTNERS GROUP, INC.
By:           /s/ Thomas W. Weisel
Name:         Thomas W. Weisel
Title:           Chairman and Chief Executive Officer

Date: March 16, 2009

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas W. Weisel, Shaugn S. Stanley and Mark P. Fisher, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agents full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas W. Weisel	Director, Chairman and Chief Executive Officer (principal executive officer)	March 16, 2009
Thomas W. Weisel

/s/ Shaugn S. Stanley	Chief Financial Officer (principal financial officer)	March 16, 2009
Shaugn S. Stanley

/s/ Ryan Stroub	Chief Accounting Officer (principal accounting officer)	March 16, 2009
Ryan Stroub

Director
Thomas I.A. Allen

/s/ Matthew R. Barger	Director	March 16, 2009
Matthew R. Barger

/s/ Michael W. Brown	Director	March 16, 2009
Michael W. Brown

/s/ B. Kipling Hagopian	Director	March 16, 2009
B. Kipling Hagopian

/s/ Alton F. Irby III	Director	March 16, 2009
Alton F. Irby III

/s/ Timothy A. Koogle	Director	March 16, 2009
Timothy A. Koogle

/s/ Michael G. McCaffery	Director	March 16, 2009
Michael G. McCaffery

S-1

EXHIBIT INDEX

		Incorporated by Reference
Exhibit			File	Date of	Exhibit	Filed
Number	Exhibit Description	Form	Number	First Filing	Number	Herewith
2.1	Plan of Reorganization and Merger Agreement, dated as of October 14, 2005, by and among Thomas Weisel Partners Group LLC, Thomas Weisel Partners Group, Inc. and TWPG Merger Sub LLC	S-1/A	333-129108	12/13/2005	2.1
2.2	Agreement and Plan of Merger between Thomas Weisel Partners Group, Inc. and Thomas Weisel Partners Group LLC	10-K	000-51730	3/29/2006	2.2
2.3	Arrangement Agreement dated as of December 31, 2007 by and among Thomas Weisel Partners Group, Inc., TWP Acquisition Company (Canada), Inc., Westwind Capital Corporation, and Lionel Conacher, as Shareholders’ Representative	8-K	000-51730	10/1/2007	2.1
3.1	Certificate of Incorporation	S-1	333-129108	10/19/2005	3.1
3.2	By-Laws	S-1	333-129108	10/19/2005	3.2
3.3	Certificate of Designations, Preferences and Rights of the Special Voting Preferred Stock of Thomas Weisel Partners Group, Inc.	8-K	000-51730	1/1/2008	3.3
4.1	Form of Common Stock Certificate	10-K	000-51730	3/29/2006	4.1
4.2	Registration Rights Agreement	10-K	000-51730	3/29/2006	4.2
4.3	Warrant	10-K	000-51730	3/29/2006	4.3
10.1	Partners’ Equity Agreement	10-K	000-51730	3/29/2006	10.1
10.2+	Form of Employment Agreement	S-1/A	333-129108	1/17/2006	10.2
10.3	Form of Pledge Agreement	S-1/A	333-129108	1/17/2006	10.3
10.4+	Equity Incentive Plan	S-1/A	333-129108	2/1/2006	10.4
10.5+	Amended and Restated Equity Incentive Plan	10-Q	000-51730	8/10/2007	10.1
10.6+	Second Amended and Restated Thomas Weisel Partners Group, Inc. Equity Incentive Plan	10-Q	000-51730	8/8/2008	10.1
10.7+	Third Amended and Restated Thomas Weisel Partners Group, Inc. Equity Incentive Plan	—	—	—	—	X
10.8	Form of Indemnification Agreement	S-1/A	333-129108	1/17/2006	10.5
10.9	Form of Tax Indemnification Agreement	S-1/A	333-129108	1/17/2006	10.6
10.10+	Thomas Weisel Partners Group, Inc. Bonus Plan	S-1/A	333-129108	2/1/2006	10.16
10.11+	Form of Restricted Stock Unit Award Agreement	S-1/A	333-129108	2/1/2006	10.17
10.12+	Form of Restricted Stock Award Agreement	S-1/A	333-129108	2/1/2006	10.18
10.13+	Form of Performance Award Agreement	8-K	000-51730	6/11/2008	99.1
10.14+	Form of Equity Incentive Plan Performance Award Agreement (Performance Based, August 2008)	8-K	000-51730	8/1/2008	99.2
10.15+	Form of Restricted Stock Unit Award Agreement (Time Based, August 2008)	8-K	000-51730	8/1/2008	99.3
10.16+	Form of Restricted Stock Unit Award Agreement	8-K	000-51730	8/1/2008	99.4
10.17+	CEO Employment Agreement	10-K	000-51730	3/29/2006	10.19
10.18+	First Amendment to CEO Employment Agreement	10-Q	000-51730	11/13/2007	10.4
10.19+	Amended and Restated CEO Employment Agreement	—	—	—	—	X
10.20+	President Employment Agreement	8-K	000-51730	1/1/2008	10.3
10.21+	Amended and Restated President Employment Agreement	—	—	—	—	X

		Incorporated by Reference
Exhibit			File	Date of	Exhibit	Filed
Number	Exhibit Description	Form	Number	First Filing	Number	Herewith
10.22+	Agreement, dated as of February 27, 2009, between Thomas Weisel Partners Group, Inc. and Lionel F. Conacher	—	—	—	—	X
10.23+	Form of Equity Incentive Plan Restricted Stock Unit Award Agreement to Lionel F. Conacher	—	—	—	—	X
10.24	Letter Agreement, dated as of January 27, 2006, between Thomas Weisel Partners Group LLC and California Public Employees’ Retirement System	S-1/A	333-129108	2/1/2006	10.14
10.25	Fully Disclosed Clearing Agreement dated as of August 15, 2005 by and between National Financial Services LLC and Thomas Weisel Partners LLC	10-Q	000-51730	5/8/2006	10.12
10.26	Amendments to the Fully Disclosed Clearing Agreement dated as of August 15, 2005 by and between National Financial Services LLC and Thomas Weisel Partners LLC	10-Q	000-51730	8/10/2007	10.2
10.27	Subscription Agreement, dated as of January 18, 2000, between Thomas Weisel Partners Group LLC and California Public Employees’ Retirement System, as amended	S-1/A	333-129108	12/13/2005	10.13
10.28	Alliance Agreement, dated as of November 14, 2001, among Nomura Securities Co., Ltd., Nomura Corporate Advisors Co., Ltd., Nomura Holding America Inc. and Thomas Weisel Partners Group LLC	S-1/A	333-129108	12/13/2005	10.15
10.29
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
		S-1/A	333-129108	12/13/2005	10.7
10.30	Lease, dated as of January 10, 2000, between Teachers Insurance and Annuity Association of America and Thomas Weisel Partners Group LLC, as amended by the First Amendment dated as of February 1, 2000, the Second Amendment dated as of June 21, 2000 and the Third Amendment dated as of October 29, 2003	S-1/A	333-129108	12/13/2005	10.8

		Incorporated by Reference
Exhibit			File	Date of	Exhibit	Filed
Number	Exhibit Description	Form	Number	First Filing	Number	Herewith
10.31	Lease, dated as of June 21, 2000, between Teachers Insurance and Annuity Association of America and Thomas Weisel Partners Group LLC, as amended by the First Amendment dated as of April 20, 2001 and the Second Amendment dated as of October 8, 2003	S-1/A	333-129108	12/13/2005	10.9
10.32	Lease, dated May 5, 1999, between 390 Park Avenue Associates, LLC and Thomas Weisel Partners Group LLC, as amended by the Letter Agreement dated as of June 3, 1999, the Lease Amendment dated as of October 1, 19999 and the Third Lease Amendment dated as of May 3, 2000	S-1/A	333-129108	12/13/2005	10.10
10.33	Lease, dated as of June 30, 1999, between Fort Hill Square Phase 2 Associates and Thomas Weisel Partners Group LLC, as amended by the First Amendment dated as of October 25, 1999, the Second Amendment dated as of June 12, 2000 and the Third Amendment dated as of January 8, 2002	S-1	333-129108	10/19/2005	10.11
10.34	Lease, dated as of November 9, 2006, between Moss Adams LLP and Thomas Weisel Partners Group, Inc.	10-K	000-51730	3/16/2007	10.21
10.35	Lease, dated as of December 31, 2007, between SP4 190 S. LASALLE, L.P. and Thomas Weisel Partners Group, Inc.	10-Q	000-51730	8/10/2007	10.3
10.36	Lease, dated as of August 1, 2007, between Farallon Capital Management, L.L.C and Thomas Weisel Partners Group, Inc.	10-Q	000-51730	11/13/2007	10.5
10.37	Lease, dated as of September 1, 2007, between Schweizerische Rückversicherungs-Gesellschaft, and Thomas Weisel Partners International Limited	10-Q	000-51730	11/13/2007	10.6
10.38	Sublease, dated as of July 30, 2004, between Dewey Ballantine LLP and Thomas Weisel Partners Group LLC	S-1	333-129108	10/19/2005	10.12
10.39	Sublease, dated as of November 30, 2006, between Arastra, Inc. and Thomas Weisel Partners Group, Inc.	10-K	000-51730	3/16/2007	10.23
10.40	Sublease, dated as of November 30, 2006, between Cedar Associates LLC and Thomas Weisel Partners Group, Inc.	10-K	000-51730	3/16/2007	10.24
10.41	Sublease, dated as of November 27, 2006, between The Alexander Group, Inc. and Thomas Weisel Partners Group, Inc.	10-K	000-51730	3/16/2007	10.25
10.42	Sublease, dated as of November 30, 2006, between Gyrographic Communications Inc. and Thomas Weisel Partners Group, Inc.	10-K	000-51730	3/16/2007	10.26

		Incorporated by Reference
Exhibit			File	Date of	Exhibit	Filed
Number	Exhibit Description	Form	Number	First Filing	Number	Herewith
10.43	License to Assign Underlease, dated as of October 15, 2007, between Oppenheim Immobilien-Kapitalanlagegesellschaft mbH to Fox Williams LLP and Bache Equities Limited and Thomas Weisel Partners International Limited and Thomas Weisel Partners Group, Inc.	10-K	000-51730	3/17/2008	10.33
10.44	Leave and License Agreement, dated as of December 2, 2005, between Tivoli Investments & Trading Company Private Limited and Thomas Weisel International Private Limited	S-1/A	333-129108	1/17/2006	10.25
10.45	Leave and License Agreement, dated as of December 2, 2005, between Fitech Equipments (India) Private Limited and Thomas Weisel International Private Limited	S-1/A	333-129108	1/17/2006	10.26
10.46	Loan and Security Agreement among Silicon Valley Bank, Thomas Weisel Capital Management LLC, Thomas Weisel Venture Partners LLC, Thomas Weisel Healthcare Venture Partners LLC and Tailwind Capital Partners LLC, dated as of June 30, 2004	S-1/A	333-129108	1/17/2006	10.20
10.47	Unconditional Secured Guaranty by Thomas Weisel Partners Group LLC to Silicon Valley Bank, dated June 15, 2004	S-1/A	333-129108	1/17/2006	10.21
10.48	Master Security Agreement between General Electric Capital Corporation and Thomas Weisel Partners Group LLC, dated as of December 31, 2003, as amended by the Amendment dated as of November 30, 2005, the Financial Covenants Addendum No. 1 to Master Security Agreement, dated as of December 31, 2003, and the Financial Covenants Addendum No. 2 to Master Security Agreement, dated as of November 30, 2005	S-1/A	333-129108	1/17/2006	10.22
10.49	Westwind Capital Corporation Shareholders’ Equity Agreement dated as of December 31, 2007 by and among Thomas Weisel Partners Group, Inc. and Certain Former Shareholders of Westwind Capital Corporation	8-K	000-51730	1/1/2008	10.1
10.50	Form of Pledge Agreement dated as of December 31, 2007 by and among Thomas Weisel Partners Group, Inc., TWP Holdings Company (Canada), ULC, TWPG Acquisition Company (Canada), Inc., and The Individual Named Herein	8-K	000-51730	1/1/2008	10.2
21.1	List of Subsidiaries of the Registrant	—	—	—	—	X
23.1	Consent of Deloitte & Touche LLP	—	—	—	—	X
24.1*	Power of Attorney	—	—	—	—
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	—	—	—	—	X
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	—	—	—	—	X
32.1	Section 1350 Certification of Chief Executive Officer	—	—	—	—	X
32.2	Section 1350 Certification of Chief Financial Officer	—	—	—	—	X
______________________

+     Indicates a management contract or a compensatory arrangement.

*     Included on signature page of this filing.