Form 10-K/A
period 2008-12-31
Thomas Weisel Partners Group, Inc.
filed 2009-03-17
CIK 1340354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

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

TABLE OF CONTENTS
Page

EXPLANATORY NOTE	1
SIGNATURES	S-1
EXHIBIT INDEX	E-1

- i -

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to the Thomas Weisel Partners Group, Inc. Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 16, 2009 (the “2008 Annual Report”), is being filed solely for the purpose of including Exhibits 10.21, 10.22 and 10.23, which were inadvertently omitted from or misnumbered on the Exhibit List under Item 15(a)4 of Part IV of the 2008 Annual Report. This Amendment No.1 does not otherwise update any information as originally filed and does not otherwise reflect events occurring after the original filing date of our 2008 Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
THOMAS WEISEL PARTNERS GROUP, INC.
By:           _/s/ Shaugn S. Stanley______________________
Name:         Shaugn S. Stanley
Title:           Chief Financial Officer

Date: March 17, 2009

S-1

EXHIBIT INDEX

		Incorporated by Reference
Exhibit			File	Date of	Exhibit	Filed
Number	Exhibit Description	Form	Number	First Filing	Number	Herewith
2.1	Plan of Reorganization and Merger Agreement, dated as of October 14, 2005, by and among Thomas Weisel Partners Group LLC, Thomas Weisel Partners Group, Inc. and TWPG Merger Sub LLC	S-1/A	333-129108	12/13/2005	2.1
2.2	Agreement and Plan of Merger between Thomas Weisel Partners Group, Inc. and Thomas Weisel Partners Group LLC	10-K	000-51730	3/29/2006	2.2
2.3	Arrangement Agreement dated as of December 31, 2007 by and among Thomas Weisel Partners Group, Inc., TWP Acquisition Company (Canada), Inc., Westwind Capital Corporation, and Lionel Conacher, as Shareholders’ Representative	8-K	000-51730	10/1/2007	2.1
3.1	Certificate of Incorporation	S-1	333-129108	10/19/2005	3.1
3.2	By-Laws	S-1	333-129108	10/19/2005	3.2
3.3	Certificate of Designations, Preferences and Rights of the Special Voting Preferred Stock of Thomas Weisel Partners Group, Inc.	8-K	000-51730	1/1/2008	3.3
4.1	Form of Common Stock Certificate	10-K	000-51730	3/29/2006	4.1
4.2	Registration Rights Agreement	10-K	000-51730	3/29/2006	4.2
4.3	Warrant	10-K	000-51730	3/29/2006	4.3
10.1	Partners’ Equity Agreement	10-K	000-51730	3/29/2006	10.1
10.2+	Form of Employment Agreement	S-1/A	333-129108	1/17/2006	10.2
10.3	Form of Pledge Agreement	S-1/A	333-129108	1/17/2006	10.3
10.4+	Equity Incentive Plan	S-1/A	333-129108	2/1/2006	10.4
10.5+	Amended and Restated Equity Incentive Plan	10-Q	000-51730	8/10/2007	10.1
10.6+	Second Amended and Restated Thomas Weisel Partners Group, Inc. Equity Incentive Plan	10-Q	000-51730	8/8/2008	10.1
10.7+	Third Amended and Restated Thomas Weisel Partners Group, Inc. Equity Incentive Plan	10-K	000-51730	3/16/09	10.7
10.8	Form of Indemnification Agreement	S-1/A	333-129108	1/17/2006	10.5
10.9	Form of Tax Indemnification Agreement	S-1/A	333-129108	1/17/2006	10.6
10.10+	Thomas Weisel Partners Group, Inc. Bonus Plan	S-1/A	333-129108	2/1/2006	10.16
10.11+	Form of Restricted Stock Unit Award Agreement	S-1/A	333-129108	2/1/2006	10.17
10.12+	Form of Restricted Stock Award Agreement	S-1/A	333-129108	2/1/2006	10.18
10.13+	Form of Performance Award Agreement	8-K	000-51730	6/11/2008	99.1
10.14+	Form of Equity Incentive Plan Performance Award Agreement (Performance Based, August 2008)	8-K	000-51730	8/1/2008	99.2
10.15+	Form of Restricted Stock Unit Award Agreement (Time Based, August 2008)	8-K	000-51730	8/1/2008	99.3
10.16+	Form of Restricted Stock Unit Award Agreement	8-K	000-51730	8/1/2008	99.4
10.17+	CEO Employment Agreement	10-K	000-51730	3/29/2006	10.19
10.18+	First Amendment to CEO Employment Agreement	10-Q	000-51730	11/13/2007	10.4
10.19+	Amended and Restated CEO Employment Agreement	10-K	000-51730	3/16/09	10.19
10.20+	President Employment Agreement	8-K	000-51730	1/1/2008	10.3
10.21+	Amended and Restated President Employment Agreement	—	—	—	—	X

		Incorporated by Reference
Exhibit			File	Date of	Exhibit	Filed
Number	Exhibit Description	Form	Number	First Filing	Number	Herewith
10.22+	Agreement, dated as of February 27, 2009, between Thomas Weisel Partners Group, Inc. and Lionel F. Conacher	—	—	—	—	X
10.23+	Form of Equity Incentive Plan Restricted Stock Unit Award Agreement to Lionel F. Conacher	—	—	—	—	X
10.24	Letter Agreement, dated as of January 27, 2006, between Thomas Weisel Partners Group LLC and California Public Employees’ Retirement System	S-1/A	333-129108	2/1/2006	10.14
10.25	Fully Disclosed Clearing Agreement dated as of August 15, 2005 by and between National Financial Services LLC and Thomas Weisel Partners LLC	10-Q	000-51730	5/8/2006	10.12
10.26	Amendments to the Fully Disclosed Clearing Agreement dated as of August 15, 2005 by and between National Financial Services LLC and Thomas Weisel Partners LLC	10-Q	000-51730	8/10/2007	10.2
10.27	Subscription Agreement, dated as of January 18, 2000, between Thomas Weisel Partners Group LLC and California Public Employees’ Retirement System, as amended	S-1/A	333-129108	12/13/2005	10.13
10.28	Alliance Agreement, dated as of November 14, 2001, among Nomura Securities Co., Ltd., Nomura Corporate Advisors Co., Ltd., Nomura Holding America Inc. and Thomas Weisel Partners Group LLC	S-1/A	333-129108	12/13/2005	10.15
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
		S-1/A	333-129108	12/13/2005	10.7
10.30	Lease, dated as of January 10, 2000, between Teachers Insurance and Annuity Association of America and Thomas Weisel Partners Group LLC, as amended by the First Amendment dated as of February 1, 2000, the Second Amendment dated as of June 21, 2000 and the Third Amendment dated as of October 29, 2003	S-1/A	333-129108	12/13/2005	10.8

		Incorporated by Reference
Exhibit			File	Date of	Exhibit	Filed
Number	Exhibit Description	Form	Number	First Filing	Number	Herewith
10.31	Lease, dated as of June 21, 2000, between Teachers Insurance and Annuity Association of America and Thomas Weisel Partners Group LLC, as amended by the First Amendment dated as of April 20, 2001 and the Second Amendment dated as of October 8, 2003	S-1/A	333-129108	12/13/2005	10.9
10.32	Lease, dated May 5, 1999, between 390 Park Avenue Associates, LLC and Thomas Weisel Partners Group LLC, as amended by the Letter Agreement dated as of June 3, 1999, the Lease Amendment dated as of October 1, 19999 and the Third Lease Amendment dated as of May 3, 2000	S-1/A	333-129108	12/13/2005	10.10
10.33	Lease, dated as of June 30, 1999, between Fort Hill Square Phase 2 Associates and Thomas Weisel Partners Group LLC, as amended by the First Amendment dated as of October 25, 1999, the Second Amendment dated as of June 12, 2000 and the Third Amendment dated as of January 8, 2002	S-1	333-129108	10/19/2005	10.11
10.34	Lease, dated as of November 9, 2006, between Moss Adams LLP and Thomas Weisel Partners Group, Inc.	10-K	000-51730	3/16/2007	10.21
10.35	Lease, dated as of December 31, 2007, between SP4 190 S. LASALLE, L.P. and Thomas Weisel Partners Group, Inc.	10-Q	000-51730	8/10/2007	10.3
10.36	Lease, dated as of August 1, 2007, between Farallon Capital Management, L.L.C and Thomas Weisel Partners Group, Inc.	10-Q	000-51730	11/13/2007	10.5
10.37	Lease, dated as of September 1, 2007, between Schweizerische Rückversicherungs-Gesellschaft, and Thomas Weisel Partners International Limited	10-Q	000-51730	11/13/2007	10.6
10.38	Sublease, dated as of July 30, 2004, between Dewey Ballantine LLP and Thomas Weisel Partners Group LLC	S-1	333-129108	10/19/2005	10.12
10.39	Sublease, dated as of November 30, 2006, between Arastra, Inc. and Thomas Weisel Partners Group, Inc.	10-K	000-51730	3/16/2007	10.23
10.40	Sublease, dated as of November 30, 2006, between Cedar Associates LLC and Thomas Weisel Partners Group, Inc.	10-K	000-51730	3/16/2007	10.24
10.41	Sublease, dated as of November 27, 2006, between The Alexander Group, Inc. and Thomas Weisel Partners Group, Inc.	10-K	000-51730	3/16/2007	10.25
10.42	Sublease, dated as of November 30, 2006, between Gyrographic Communications Inc. and Thomas Weisel Partners Group, Inc.	10-K	000-51730	3/16/2007	10.26

		Incorporated by Reference
Exhibit			File	Date of	Exhibit	Filed
Number	Exhibit Description	Form	Number	First Filing	Number	Herewith
10.43	License to Assign Underlease, dated as of October 15, 2007, between Oppenheim Immobilien-Kapitalanlagegesellschaft mbH to Fox Williams LLP and Bache Equities Limited and Thomas Weisel Partners International Limited and Thomas Weisel Partners Group, Inc.	10-K	000-51730	3/17/2008	10.33
10.44	Leave and License Agreement, dated as of December 2, 2005, between Tivoli Investments & Trading Company Private Limited and Thomas Weisel International Private Limited	S-1/A	333-129108	1/17/2006	10.25
10.45	Leave and License Agreement, dated as of December 2, 2005, between Fitech Equipments (India) Private Limited and Thomas Weisel International Private Limited	S-1/A	333-129108	1/17/2006	10.26
10.46	Loan and Security Agreement among Silicon Valley Bank, Thomas Weisel Capital Management LLC, Thomas Weisel Venture Partners LLC, Thomas Weisel Healthcare Venture Partners LLC and Tailwind Capital Partners LLC, dated as of June 30, 2004	S-1/A	333-129108	1/17/2006	10.20
10.47	Unconditional Secured Guaranty by Thomas Weisel Partners Group LLC to Silicon Valley Bank, dated June 15, 2004	S-1/A	333-129108	1/17/2006	10.21
10.48	Master Security Agreement between General Electric Capital Corporation and Thomas Weisel Partners Group LLC, dated as of December 31, 2003, as amended by the Amendment dated as of November 30, 2005, the Financial Covenants Addendum No. 1 to Master Security Agreement, dated as of December 31, 2003, and the Financial Covenants Addendum No. 2 to Master Security Agreement, dated as of November 30, 2005	S-1/A	333-129108	1/17/2006	10.22
10.49	Westwind Capital Corporation Shareholders’ Equity Agreement dated as of December 31, 2007 by and among Thomas Weisel Partners Group, Inc. and Certain Former Shareholders of Westwind Capital Corporation	8-K	000-51730	1/1/2008	10.1
10.50	Form of Pledge Agreement dated as of December 31, 2007 by and among Thomas Weisel Partners Group, Inc., TWP Holdings Company (Canada), ULC, TWPG Acquisition Company (Canada), Inc., and The Individual Named Herein	8-K	000-51730	1/1/2008	10.2
21.1	List of Subsidiaries of the Registrant	10-K	000-51730	3/16/09	21.1
23.1	Consent of Deloitte & Touche LLP	10-K	000-51730	3/16/09	23.1
24.1	Power of Attorney	10-K	000-51730	3/16/09	24.1
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	—	—	—	—	X
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	—	—	—	—	X
32.1	Section 1350 Certification of Chief Executive Officer	10-K	000-51730	3/16/09	32.1
32.2	Section 1350 Certification of Chief Financial Officer	10-K	000-51730	3/16/09	32.2
______________________

+     Indicates a management contract or a compensatory arrangement.

E-4