Form 10-Q
period 2009-03-31
Thomas Weisel Partners Group, Inc.
filed 2009-05-08
CIK 1340354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.

Commission File Number: 000-51730

Thomas Weisel Partners Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-3550472
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 5, 2009 there were 31,531,533 shares of the registrant’s common stock outstanding, including 6,639,478 exchangeable shares of TWP Acquisition Company (Canada), Inc., a wholly-owned subsidiary of the registrant. Each exchangeable share is exchangeable at any time into a share of common stock of the registrant, entitles the holder to dividend and other rights substantially economically equivalent to those of a share of common stock, and, through a voting trust, entitles the holder to a vote on matters presented to common shareholders.

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share and per share data)
(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$90,622	$116,588
Restricted cash	6,718	6,718
Securities owned	15,288	18,927
Receivable from clearing brokers	18,004	12,064
Corporate finance and syndicate receivables—net of allowance for doubtful accounts of $1,419 and $950, respectively	3,383	5,716
Investments in partnerships and other investments	41,627	43,815
Property and equipment—net of accumulated depreciation and amortization of $103,527 and $102,047, respectively	18,270	20,581
Receivables from related parties—net of allowance for doubtful loans of $2,831 and $2,324, respectively	1,719	2,263
Other intangible assets—net of accumulated amortization of $18,187 and 15,254, respectively	19,893	23,229
Other assets	31,285	31,749
Total assets	$246,809	$281,650

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Securities sold, but not yet purchased	$9,643	$11,537
Payable to clearing brokers	16	13
Accrued compensation	8,317	21,824
Accrued expenses and other liabilities	51,829	48,130
Notes payable	22,205	22,101
Deferred tax liability	4,767	6,144
Total liabilities	96,777	109,749

Commitments and contingencies (See Note 13 to the condensed consolidated financial statements)	—	—

Shareholders’ equity:
Exchangeable common stock—par value $0.01 per share, 6,639,478 and 6,639,478 shares issued and outstanding, respectively	66	66
Common stock—par value $0.01 per share, 100,000,000 shares authorized, 25,697,286 and 25,693,394 shares issued, respectively	257	257
Additional paid-in capital	482,402	484,289
Accumulated deficit	(312,293)	(288,440)
Accumulated other comprehensive loss	(15,643)	(14,745)
Treasury stock—at cost, 824,482 and 1,544,286 shares, respectively	(4,757)	(9,526)
Total shareholders’ equity	150,032	171,901

Total liabilities and shareholders’ equity	$246,809	$281,650

See accompanying notes to unaudited condensed consolidated financial statements.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues:
Investment banking	$11,026	$11,496
Brokerage	29,456	36,134
Asset management	2,725	349
Interest income	375	3,025
Total revenues	43,582	51,004
Interest expense	(483)	(2,080)

Net revenues	43,099	48,924

Expenses excluding interest:
Compensation and benefits	30,678	40,389
Brokerage execution, clearance and account administration	6,412	6,478
Communications and data processing	4,638	5,864
Depreciation and amortization of property and equipment	2,603	1,887
Amortization of other intangible assets	2,933	3,360
Marketing and promotion	1,784	4,047
Occupancy and equipment	4,087	5,387
Other expenses	12,977	7,964
Total expenses excluding interest	66,112	75,376

Loss before taxes	(23,013)	(26,452)
Provision for taxes (tax benefit)	840	(8,647)
Net loss	$(23,853)	$(17,805)

Net loss per share:
Basic net loss per share	$(0.74)	$(0.54)
Diluted net loss per share	$(0.74)	$(0.54)

Weighted average shares used in computation of per share data:
Basic weighted average shares outstanding	32,094	32,989
Diluted weighted average shares outstanding	32,094	32,989

See accompanying notes to unaudited condensed consolidated financial statements.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(23,853)	$(17,805)
Non-cash items included in net loss:
Depreciation and amortization of property and equipment	2,603	1,887
Amortization of other intangible assets	2,933	3,360
Share-based compensation expense	4,433	3,939
Deferred tax expense (benefit)	(1,253)	1,207
Provision for doubtful corporate finance and syndicate receivable accounts	469	443
Credit for facility lease loss	(383)	—
Deferred rent expense	(4)	(173)
Unrealized and realized loss on investments in partnership and other securities and other investments—net	1,843	2,045
Unrealized and realized gain on warrants—net	(1,000)	—
Interest amortization on notes payable	104	145
Other	32	—
Net effect of changes in operating assets and liabilities—net of effects from acquisition:
Securities owned and securities sold, but not yet purchased—net	2,279	(5,977)
Corporate finance and syndicate receivables—net	1,561	11,983
Distributions from investment partnerships	102	934
Other assets	642	(10,421)
Receivable from/payable to clearing brokers—net	(5,888)	11,611
Accrued expenses and other liabilities	5,394	(17,137)
Accrued compensation	(13,467)	(56,948)
Net cash used in operating activities	(23,453)	(70,907)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment—net	(411)	(1,395)
Acquisition—net of cash received	—	(8,109)
Purchases of investments in partnerships and other investments	(238)	(4,472)
Proceeds from sale of investments in partnerships and other investments	—	41,603
Net cash provided by (used in) investing activities	(649)	27,627

CASH FLOW FROM FINANCING ACTIVITIES:
Addition of capital lease obligations	—	103
Repayment of capital lease obligations	—	(58)
Repayment of notes payable	—	(934)
Cash paid for net settlement of equity awards	(1,551)	(824)
Repurchase or reacquisition of common stock	—	(414)
Net cash used in financing activities	(1,551)	(2,127)

Effect of exchange rate changes on cash and cash equivalents	(313)	(1,058)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(25,966)	(46,465)
CASH AND CASH EQUIVALENTS—Beginning of period	116,588	157,003
CASH AND CASH EQUIVALENTS—End of period	$90,622	$110,538

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$217	$1,868
Cash paid for taxes	$193	$20

Non-cash investing activities:
Issuance of common shares and exchangeable common shares for acquisition of Westwind	$—	$107,604
Non-cash financing activities:
Issuance of shares in connection with vested restricted stock units	$2,800	$1,733

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

The Company conducts its investment banking, brokerage and equity research business through the following subsidiaries:

•
Thomas Weisel Partners LLC (“TWP”) – TWP is a registered broker-dealer under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is a member of the New York Stock Exchange, Inc. (“NYSE”), American Stock Exchange, the Financial Industry Regulatory Authority (“FINRA”) and the Ontario Securities Commission. TWP is also a registered introducing broker under the Commodity Exchange Act and a member of the National Futures Association. TWP conducts certain of its activities through affiliates and branch offices in Canada and the United Kingdom (“U.K.”) and through a representative office in Switzerland.

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

TWP, TWPC and TWPIL introduce on a fully disclosed basis proprietary and customer securities transactions to other broker dealers (the “clearing brokers”) for clearance and settlement.

The Company primarily conducts its asset management business through Thomas Weisel Capital Management LLC (“TWCM”), a registered investment adviser under the Investment Advisers Act of 1940. TWCM is a general partner of a series of investment funds in venture capital and fund of funds through the following subsidiaries (the “Asset Management Subsidiaries”):

•
Thomas Weisel Global Growth Partners LLC (“TWGGP”) is a registered investment adviser under the Investment Advisers Act of 1940 and provides fund management and private investor access to venture and growth managers. TWGGP also manages investment funds that are active buyers of secondary interests in private equity funds, as well as portfolios of direct interests in venture-backed companies;

•
Thomas Weisel Healthcare Venture Partners LLC (“TWHVP”) is the managing general partner of a venture capital fund that invests in the emerging life sciences and medical technology sectors, including medical devices, specialty pharmaceuticals, emerging biopharmaceuticals, drug delivery technologies and biotechnology; and

•	Thomas Weisel Venture Partners LLC (“TWVP”) is the managing general partner of an early stage venture capital fund that invests in emerging information technology companies.

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Regulation S-X, Article 10 under the Exchange Act. Because the Company provides investment services to its clients, it follows certain accounting guidance used by the brokerage and investment industry.

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

These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

FASB Staff Position FAS 141(R)-1 – “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”). In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP 141(R)-1, which amends and clarifies Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”), to address application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. FSP 141(R)-1 is effective for acquisitions on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted FSP 141(R)-1 in conjunction with SFAS No. 141(R) on January 1, 2009 and adoption did not have a material impact on the Company’s condensed consolidated statements of financial condition, operations and cash flows.

FASB Staff Position FAS 157-e – “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (“FSP 157-e”). In April 2009, the FASB issued FSP 157-e, which provides additional guidance on determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurements under SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). FSP 157-e is effective for interim and annual periods ending after March 15, 2009 and shall be applied prospectively. The adoption of FSP 157-e did not have an impact on the Company’s condensed consolidated statements of financial condition, operations and cash flows.

FASB Staff Position FAS 157-4 – “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). In April 2009, the FASB issued FSP 157-4, which provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance for identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively. The Company is currently evaluating the impact, if any, that the adoption of FSP 157-4 will have on its condensed consolidated statements of financial condition, operations and cash flows.

FASB Staff Position 107-1 and APB 28-1– “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”). In April 2009, the FASB issued FSP 107-1 and APB No. 28-1 to amend SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS No. 107”), to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009.  The Company plans to adopt FSP 107-1 and APB 28-1 on July 1, 2009, and adoption is not expected to have an impact on the Company’s condensed consolidated statement of financial condition, operations and cash flows.

NOTE 3 — SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED

Securities owned and securities sold, but not yet purchased were as follows (in thousands):

	March 31, 2009		December 31, 2008
		Securities Sold, But		Securities Sold, But
	Securities	Not Yet	Securities	Not Yet
	Owned	Purchased	Owned	Purchased
Equity securities	$13,007	$490	$12,095	$1,465
Equity index fund	—	9,153	—	10,072
Convertible bonds	492	—	6,402	—
Warrants	1,789	—	430	—

Total securities owned and securities sold, but not yet purchased	$15,288	$9,643	$18,927	$11,537

At March 31, 2009 and December 31, 2008, securities sold, but not yet purchased were collateralized by securities owned that are held at the clearing brokers.

At March 31, 2009 and December 31, 2008, the Company did not hold securities that cannot be publicly offered or sold unless registration has been affected under the Securities Act of 1933 as amended (the “Securities Act”).

Warrants are received from time to time as partial payment for investment banking services. The warrants provide the Company with the right to purchase common shares in both public and private companies.  All warrants were non-transferable as of March 31, 2009 and certain of them have restricted periods during which the warrant may not be exercised.

NOTE 4 — INVESTMENTS IN PARTNERSHIPS AND OTHER INVESTMENTS

Investments in partnerships and other investments consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Investments in partnerships	$30,098	$32,654

Other investments:
Auction rate securities	8,913	8,913
Other	2,616	2,248

Total investments in partnerships and other investments	$41,627	$43,815

Investments in Partnerships

Investments in partnerships consist of investments in private equity partnerships and include the Company’s general partner interests in investment partnerships and the fair value adjustments recorded to reflect the investments at fair value. The Company waived certain management fees with respect to certain of these partnerships through March 31, 2007. These waived fees constitute deemed contributions to the investment partnerships that serve to satisfy the Company’s general partner commitment, as provided in the underlying investment partnerships’ partnership agreements. The Company may be allocated a special profits interest in respect of previously waived management fees based on the subsequent investment performance of the respective partnerships.

The investment partnerships in which the Company is a general partner may allocate carried interest and make carried interest distributions to the general partner if the partnerships’ investment performance reaches a threshold as defined in the respective partnership agreements.  The Company recognizes the allocated carried interest if and when this threshold is met.

Some of the Company’s investments in partnerships interests meet the definition of a variable interest entity (“VIE”) as defined under FASB Interpretation No. 46R, Consolidation of Variable Interest Entities.  The Company does not consolidate these VIEs because it has determined that the Company is not the primary beneficiary.  For general partnership interests that do not qualify as VIEs, the partnership agreements have established simple majority kick out rights for limited partner interests and therefore the Company does not consolidate the partnerships in accordance with EITF 04-5, Determining Whether a General Partner Controls a Limited Partnership or similar entity when the Limited Partners have Certain Rights.

Other Investments

As of March 31, 2009, the Company held auction rate securities (“ARS”) with a par value of $9.7 million and fair value of $8.9 million.  The ARS are variable rate debt instruments, having long-term maturity dates (approximately 25 to 31 years), but whose interest rates are reset through an auction process, most commonly at intervals of 7, 28 and 35 days. The interest earned on these investments is exempt from Federal income tax. All of the Company’s ARS are backed by pools of student loans and are rated either Aaa, Aa3, A1 or Baa1 at March 31, 2009 and either Aaa, Aa3 or A1 at December 31, 2008. The Company continues to receive interest when due on its ARS and expects to continue to receive interest when due in the future.  The weighted-average Federal tax exempt interest rate was 1.3% at March 31, 2009.

In 2008, widespread auction failures resulted in a lack of liquidity for these previously liquid securities. As a result, the principal balance of the Company’s ARS will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers and the underwriters establish a different form of financing to replace these securities or final payments come due according to the contractual maturities.  As a result of the auction failures, the Company evaluates the credit risk and liquidity risk associated with the securities and compares the yields on its ARS to similarly rated municipal issues.  The Company determined that the ARS did not incur a further fair value decline during the three months ended March 31, 2009.

NOTE 5 — RELATED PARTY TRANSACTIONS

Receivables from related parties consisted of the following (in thousands):
	March 31, 2009	December 31, 2008
Co-Investment Fund loans to employees and former employees	$3,947	$3,947
Employee loans and other related party receivables	603	640
Less—Allowance for doubtful loans	(2,831)	(2,324)

Total receivables from related parties	$1,719	$2,263

Related Party Loans

Co-Investment Funds – In 2000 and 2001, the Company established an investment program for employees wherein employees who qualified as accredited investors were able to contribute up to 4% of their compensation to private equity funds (the “Co-Investment Funds”). The Co-Investment Funds were established solely for employees of the Company and invested side-by-side with the Company’s affiliates, Thomas Weisel Capital Partners, L.P. (a private equity fund formerly managed by the Company) and Thomas Weisel Venture Partners L.P. As part of this program, the Company made loans to employees for capital contributions to the Co-Investment Funds in amounts up to 400% of employees’ contributions. The Company holds as collateral the investment in the Co-Investment Funds and establishes a reserve that reduces the carrying value of the receivable to the fair value of the collateralized ownership interest of the employees and former employees in the Co-Investment Funds. During the three months ended March 31, 2009, the Company increased the reserve related to the Co-Investment Funds by $0.4 million. The Company discontinued the investment program for employees in 2002. The Co-Investment Funds did not make any distributions that were credited towards repayment of the loans to employees during the three months ended March 31, 2009 and 2008.

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
In September 2008, the two employees and the Company amended the agreements described above to extend the repayment date of the loans to February 2011.  As of March 31, 2009, the two employees collectively had repaid $0.3 million of their outstanding loan balances from proceeds they received through the repurchase by the Company of shares of the Company’s common stock held by the employees. As of March 31, 2009, the fair market value of the Company’s common stock held by each of the employees was equal to or greater than the carrying amount of their loans.

Other Related Party Transactions

Mr. Weisel the Company’s Chairman and Chief Executive Officer and certain other employees of the Company from time to time use an airplane owned by Ross Investments Inc. (“Ross”), an entity wholly-owned by Mr. Weisel, for business travel. The Company and Ross have adopted a time-sharing agreement in accordance with Federal Aviation Regulation 91.501 to govern the Company’s use of the Ross aircraft, pursuant to which the Company reimburses Ross for the travel expenses in an amount generally comparable to the expenses the Company would have incurred for business travel on commercial airlines for similar trips. For the three months ended March 31, 2009 and 2008, the Company paid approximately $27,000 and $6,000, respectively, to Ross on account of such expenses. These amounts are included in marketing and promotion expense within the condensed consolidated statements of operations. As of March 31, 2009 and December 31, 2008, the Company did not have any amounts payable to Ross.

In addition, the Company provides personal office services to Mr. Weisel in accordance with an agreement he has with the Company, Mr. Weisel reimburses the Company for out-of-pocket expenses the Company incurs for these services. Amounts incurred by the Company for these services for the three months ended March 31, 2009 and 2008 were approximately $66,000 and $118,000, respectively. The receivable from Mr. Weisel at March 31, 2009 and December 31, 2008 was approximately $66,000 and $73,000, respectively.

During the three months ended March 31, 2009, the Company entered into an agreement with Mr. Conacher, its President and Chief Operating Officer, for reimbursement of Mr. Conacher’s personal office services provided by the Company.  In accordance with the agreement, Mr. Conacher reimburses the Company for out-of-pocket expenses the Company incurs for these services. Amounts incurred by the Company for these services for the three months ended March 31, 2009 were approximately $2,000. The receivable from Mr. Conacher at March 31, 2009 was approximately $2,000.

NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS

On January 2, 2008, the Company acquired Westwind Capital Corporation (“Westwind”), a full-service, institutionally oriented, independent investment bank for a purchase price of approximately $156 million.   The Company accounted for its acquisition of Westwind utilizing the purchase method as required by SFAS No. 141, Business Combinations.

The following sets forth the other intangible assets associated with the acquisition of Westwind (dollar amounts in thousands):

	Cost	Accumulated Amortization	Net Book Value March 31, 2009	Useful Life

Customer relationships	$18,400	$5,715	$12,685	7.5 years
Non-compete agreements	24,033	10,015	14,018	3.0 years
Investment banking backlog	2,600	2,600	—	1.0 year

Total other intangible assets	$45,033	$18,330	$26,703

The difference between the net book value of the other intangible assets presented above and the amount presented within the condensed consolidated statements of financial condition is due to a currency translation adjustment of $6.8 million.

The following sets forth the remaining amortization of the other intangible assets based on accelerated and straight-line methods of amortization over the respective useful lives as of March 31, 2009 (in thousands):

Remainder of 2009	$8,799
2010	10,889
2011	2,200
2012	1,720
2013	1,360
Thereafter	1,735

Total amortization	$26,703

Amortization expense related to other intangible assets was $2.9 million and $3.4 million for the three months ended March 31, 2009 and 2008, respectively.

In connection with the allocation of the Westwind purchase price consideration, the Company recorded goodwill of $98.2 million.  Subsequent to the acquisition, the Company experienced a significant decline in its market capitalization which was affected by the uncertainty in the financial markets. Based on the difficult conditions in the business climate and the Company’s perception that the climate was unlikely to change in the near term, the Company recorded a full impairment charge to the goodwill asset of $92.6 million in the third quarter of 2008.  The difference between the goodwill balance recorded on the acquisition date and the amount impaired during the year ended December 31, 2008 is due to the currency translation adjustment of $5.6 million.

NOTE 7 — NOTES PAYABLE

Notes payable consisted of the following (in thousands):
	March 31, 2009		December 31, 2008
	Principal Amount	Carrying Amount	Principal Amount	Carrying Amount
Senior Note, floating mid-term AFR (1) + 2.25% (2)	$13,000	$12,550	$13,000	$12,492
Senior Note, floating mid-term AFR (1) + 2.25% (2)	10,000	9,655	10,000	9,609

Total notes payable	$23,000	$22,205	$23,000	$22,101

(1)	Applicable Federal Rate.

(2)
The Company has recorded the debt principal at a discount to reflect the below-market stated interest rate of these notes at inception. The Company amortizes the discount to interest expense so that the interest expense approximates the Company’s incremental borrowing rate.  The effective interest rates at March 31, 2009 and December 31, 2008 were 3.92% and 3.80%, respectively.

As of March 31, 2009 and December 31, 2008, the fair value for each of the notes payable presented above approximates the carrying value as of March 31, 2009 and December 31, 2008, respectively.

The weighted-average interest rate for notes payable was 3.87% and 5.17% at March 31, 2009 and December 31, 2008, respectively.

The principal balances for the notes payable as of March 31, 2009 are due in February 2011.

Subordinated Borrowings

In April 2008, TWP entered into a $25.0 million revolving note and cash subordination agreement with its primary clearing broker and incurs an annual commitment fee of 1.0%, or $0.3 million. The credit period in which TWP could draw on the note ended on April 18, 2009. TWP renewed this agreement on April 30, 2009 and the new credit period expires on April 30, 2010.  As of March 31, 2009, TWP does not have any balances outstanding under this facility.

TWPC has a capital rental arrangement with a Canadian financial institution which is also a member of the Investment Industry Regulatory Organization of Canada. Under this arrangement, the financial institution provides subordinated loan capital to TWPC out of its capital up to CDN$8.0 million for bought deal underwriting commitments in return for a participation in the underwriting. During the three months ended March 31, 2009, TWPC was provided capital for a bought deal underwriting commitment and as a result incurred a fee of $0.1 million.

Covenants

The Senior Notes include financial covenants including restrictions on additional indebtedness and requirements that the notes be repaid should the Company enter into a transaction to liquidate or dispose of all or substantially all of its property, business or assets. The Company was in compliance with all covenants at March 31, 2009.

NOTE 8 – FINANCIAL INSTRUMENTS

The Company records financial assets and liabilities at fair value on the condensed consolidated statements of financial condition with unrealized gains and losses reflected in the condensed consolidated statements of operations.

The degree of judgment used in measuring the fair value of financial instruments generally correlates to the level of pricing observability.  Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction.  Financial instruments with readily available active quoted prices for which fair value can be measured generally will have a higher degree of pricing observability and a lesser degree of judgment used in measuring fair value.  Conversely, financial instruments rarely traded or not quoted will generally have less, or no, pricing observability and a higher degree of judgment used in measuring fair value.

The Company’s financial assets and liabilities measured and reported at fair value are classified and disclosed in one of the following categories:

•
Level 1 – Quoted prices are available in active markets for identical investments as of the reporting date. Investments included in this category are listed equities and equity index funds. As required by SFAS No. 157, the Company does not adjust the quoted price of these investments, even in situations where it holds a large position and a sale could reasonably be expected to affect the quoted price.

•
Level 2 – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Investments generally included in this category are convertible bonds.

•
Level 3 – Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs used in the determination of fair value require significant management judgment or estimation. Investments generally included in this category are partnership interests in private investment funds, warrants, auction rate securities and securities that cannot be publicly offered or sold unless registration has been affected under the Securities Act.

The following is a summary of the fair value of the major categories of financial instruments held by the Company (in thousands):

	March 31, 2009	December 31, 2008
Assets
Securities owned	$15,288	$18,927
Investments in partnerships and other investments	41,627	43,815

Total assets	$56,915	$62,742

Liabilities
Securities sold, but not yet purchased	$9,643	$11,537

Total liabilities	$9,643	$11,537

The following is a summary of the Company’s financial assets and liabilities as of March 31, 2009 that are accounted for at fair value on a recurring basis by level in accordance with the fair value hierarchy described above (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Securities owned:
Equity securities	$13,007	$—	$—	$13,007
Convertible bonds	—	492	—	492
Warrants	—	—	1,789	1,789

Investments in partnerships and other investments:
Investments in partnerships	—	—	30,098	30,098
Auction rate securities	—	—	8,913	8,913
Other	—	—	2,616	2,616

Total assets	$13,007	$492	$43,416	$56,915

Liabilities
Securities sold, but not yet purchased:
Equity securities	$490	$—	$—	$490
Equity index fund	9,153	—	—	9,153

Total liabilities	$9,643	$—	$—	$9,643

The following is a summary of changes in fair value of the Company’s financial assets that have been classified as Level 3 for the three months ended March 31, 2009 (in thousands):

	Warrants		Investments in Partnerships		Auction Rate Securities	Other Investments	Total
Balance—December 31, 2008	$430		$32,654		$8,913	$2,248	$44,245

Realized and unrealized gains (losses)—net	815		(2,696)		—	165	(1,716)
Purchases, sales, issuances and settlements—net	552	(1)	140	(2)	—	203	895
Cumulative translation adjustment	(8)		—		—	—	(8)
Transfer in	—		—		—	—	—
Transfers out	—		—		—	—	—

Balance—March 31, 2009	$1,789		$30,098		$8,913	$2,616	$43,416

(1)
Warrants are received from time to time as partial payment for investment banking services.  During the three months ended March 31, 2009, the Company exercised $0.1 million of warrants that it held and disposed of them subsequent to exercise.

(2)	Represents the net of contributions to and distributions from investments in partnerships.

During the year ended December 31, 2008, ARS for which the auctions failed and where no secondary market has developed were moved to Level 3, as the assets were subject to valuation using unobservable inputs.  These ARS continued to be classified in Level 3 through March 31, 2009.

The total net unrealized losses during the three months ended March 31, 2009 of $1.7 million relates to financial assets held by the Company as of March 31, 2009.

Realized and unrealized gains and losses from ARS, warrants and investments in partnerships and other investments are included in asset management revenues on the condensed consolidated statements of operations.  Realized and unrealized gains and losses from securities owned and securities sold, but not yet purchased, except those related to warrants, are included in brokerage revenues on the condensed consolidated statements of operations.

NOTE 9 — NET LOSS PER SHARE

Potential dilutive shares consist of the incremental common stock issuable for outstanding restricted stock units, options and a warrant (both vested and non-vested) using the treasury stock method. Potential dilutive shares are excluded from the computation of net income (loss) per share if their effect is anti-dilutive. The anti-dilutive options totaled 268,549 and 85,216 for the three months ended March 31, 2009 and 2008, respectively. The anti-dilutive warrant totaled 486,486 shares for the three months ended March 31, 2009 and 2008.

NOTE 10 — COMPREHENSIVE LOSS

The following table is a reconciliation of net loss reported in the Company’s condensed consolidated statements of operations to comprehensive loss (in thousands):

	Three Months Ended March 31,
	2009	2008
Net loss	$(23,853)	$(17,805)
Currency translation adjustment	(898)	(4,031)

Comprehensive loss	$(24,751)	$(21,836)

NOTE 11 — SHARE-BASED COMPENSATION

The Second Amended and Restated Thomas Weisel Partners Group, Inc. Equity Incentive Plan (the “Equity Incentive Plan”) provides for awards of non-qualified and incentive stock options, restricted stock and restricted stock units and other share-based awards to officers, directors, employees, consultants and advisors of the Company. At the February 2009 Special Meeting of Shareholders, the shareholders of the Company voted to approve an increase in the number of shares of the Company’s common stock available for awards under the Equity Incentive Plan by 6,000,000 shares. At March 31, 2009 the total number of shares issuable under the Equity Incentive Plan was 17,150,000 shares.  Awards of stock options and restricted stock units reduce the number of shares available for future issuance.  The number of shares available for future issuance under the Equity Incentive Plan at March 31, 2009 was approximately 5,900,000 shares.

The Company accounts for share-based compensation at fair value, in accordance with provisions under SFAS No. 123(R), Share- Based Payment.

A summary of non-vested restricted stock unit activity for the three months ended March 31, 2009 is presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value
Non-vested—December 31, 2008	7,316,712	$8.58

Issued	2,937,837	2.98
Vested	(915,484)	13.64
Cancelled	(158,072)	6.71

Non-vested—March 31, 2009	9,180,993	$6.32

The fair value of the shares vested during the three months ended March 31, 2009 and 2008 was $3.6 million and $7.4 million, respectively.

As of March 31, 2009, there was $42.1 million of total unrecognized compensation expense related to non-vested restricted stock unit awards. This cost is expected to be recognized over a weighted-average period of 2.6 years.

During the three months ended March 31, 2009 and 2008, the Company recorded $4.3 million and $3.9 million, respectively, in non-cash compensation expense with respect to grants of restricted stock units.

NOTE 12 — INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), which requires the recognition of deferred tax assets and liabilities based upon temporary differences between the financial reporting and tax basis of its assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized.

During the year ended December 31, 2008, the Company determined that it was more-likely-than-not that its U.S. deferred tax assets would not be realized.  The Company made this determination primarily based on the significant losses it incurred in 2008 as a result of the severe economic downturn and its effect on the capital markets.

As of March 31, 2009, the Company continued to carry a full valuation allowance on its U.S. deferred tax assets and its U.K. deferred tax asset.

The Company’s effective tax rate for the three months ended March 31, 2009 and 2008 was (3.7%) and 32.7%, respectively. The tax provision for the three months ended March 31, 2009 relates to the Company’s operations in Canada. The change in the effective tax rate is primarily due to the increase in the valuation allowance associated with the U.S. net operating losses incurred during the three months ended March 31, 2009.

NOTE 13 — COMMITMENTS, GUARANTEES AND CONTINGENCIES

Commitments

Lease Commitments

The Company leases office space and computer equipment under non-cancelable operating leases which extend to 2016 and which may be extended as prescribed under renewal options in the lease agreements. The Company has entered into several non-cancelable sub-lease agreements for certain facilities or floors of facilities which are co-terminus with the Company’s lease for the respective facilities or floors of facilities.  Facility and computer equipment lease expenses charged to operations for the three months ended March 31, 2009 and 2008 was $3.5 million and $4.2 million, respectively, net of sublease income of $0.7 million and $0.9 million, respectively.

At March 31, 2009, the Company had a lease loss liability of $8.0 million related to office space that it vacated in 2008 and in prior years.  The lease loss liability was estimated as the net present value of the difference between lease payments and receipts under expected sublease agreements.

Fund Capital Commitments

At March 31, 2009, the Company’s Asset Management Subsidiaries had commitments to invest in affiliated investment partnerships. These commitments are generally called as investment opportunities are identified by the underlying partnerships.  The Company’s Asset Management Subsidiaries’ commitments at March 31, 2009 were as follows (in thousands):

Global Growth Partners I	$414
Global Growth Partners II	411
Global Growth Partners IV (S)	287
Thomas Weisel Healthcare Venture Partners	318

Total Fund Capital Commitments	$1,430

In addition to the commitments set forth in the table above, the Company has committed $8.3 million to investments in unaffiliated funds. Through March 31, 2009, the Company has funded $4.2 million of these commitments.  The Company’s remaining unfunded commitment as of March 31, 2009 was $4.1 million. These commitments may be called in full at any time.

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

During the three months ended March 31, 2009, the Company recorded a loss of approximately $5.1 million due to a customer who failed to pay for several equity purchases that the Company executed at the customer’s request.  Based on the Company’s agreement with its primary clearing broker, the Company was required to settle and pay for those transactions on the customer’s behalf. The Company recorded the loss in bad debt expense which is included in other expense in the condensed consolidated statements of operations.  The Company believes the loss was incurred as a result of fraudulent activity on the part of the customer and is vigorously pursuing that customer for the losses incurred upon liquidating those positions.

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

Guaranteed Compensation

The Company has entered into guaranteed compensation agreements, and obligations under these agreements are being accrued ratably over the related service period. Total unaccrued obligations at March 31, 2009 for services to be provided subsequent to March 31, 2009 were $2.3 million.

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

Additionally, the Company will record receivables for insurance recoveries for legal settlements and expenses when such amounts are covered by insurance and recovery of such losses or costs are considered probable of recovery.  These amounts will be recorded as other assets in the condensed consolidated statements of financial condition and will reduce other expenses to the extent such losses or costs have been incurred, in the condensed consolidated statements of results of operations.

The following discussion describes significant developments with respect to the Company’s litigation matters that have occurred subsequent to December 31, 2008.

Updated Matters

Auction Rate Securities – The Company has received inquiries from FINRA requesting information concerning purchases through the Company of ARS by Private Client Services customers.  Based upon press reports, approximately forty firms, including the Company, have received inquiries from the Enforcement Department of FINRA regarding retail customer purchases through those firms of ARS.  The Company is cooperating with FINRA while it conducts its investigation.  The Company notes that a number of underwriters of ARS entered into settlements with the Securities and Exchange Commission (“SEC”) and other regulators in connection with those underwriters’ sales and underwriting practices.  The Company did not, at any time, underwrite ARS or manage the associated auctions.  In connection with such auctions, the Company merely served as agent for its customers when buying in auctions managed by those underwriters.  Accordingly, the Company distinguishes its conduct from such underwriters and is prepared to assert these and other defenses should FINRA seek to bring an action in the future.  Nevertheless, there can be no assurance that FINRA will not take regulatory action.

In addition to the FINRA investigation, the Company has been named (along with two employees) in a FINRA arbitration filed by one of its retail customers who purchased ARS as part of his 401(k) Profit Sharing Plan account.  The amount of the claim in that matter is not material to the Company.  The Company has filed its answer to the customer’s complaint, and the parties will now proceed toward discovery.  The Company believes it has meritorious defenses to the action and intends to vigorously defend such action as it applies to the Company.

While the Company’s review of the need and amount for any loss contingency reserve in accordance with SFAS No. 5 has led the Company to conclude that, based upon currently available information, it has adequately established a provision for loss contingencies related to ARS matters, the Company is not able to predict with certainty the outcome of any such matters, and there can be no assurance that those matters will not have a material adverse effect on the Company’s results of operations in any future period, and a significant judgment or settlement could have a material adverse impact on the Company’s consolidated statements of financial condition, operations and cash flows.

In re Initial Public Offering Securities Litigation – The Company is a defendant in several purported class actions brought against numerous underwriters in connection with certain initial public offerings in 1999 and 2000. These cases have been consolidated in the United States District Court for the Southern District of New York and generally allege that underwriters accepted undisclosed compensation in connection with the offerings, entered into arrangements designed to influence the price at which the shares traded in the aftermarket and improperly allocated shares in these offerings. The actions allege violations of Federal securities laws and seek unspecified damages. Of the 310 issuers named in these cases, the Company acted as a co-lead manager in one offering, a co-manager in 32 offerings, and as a syndicate member in 10 offerings. The Company has denied liability in connection with these matters. On June 10, 2004, plaintiffs entered into a definitive settlement agreement with respect to their claims against the issuer defendants and the issuers’ present or former officers and directors named in the lawsuits, however, approval of the proposed settlement remains on hold pending the resolution of the class certification issue described below. By a decision dated October 13, 2004, the Federal district court granted plaintiffs’ motion for class certification, however, the underwriter defendants petitioned the U.S. Court of Appeals for the Second Circuit to review that certification decision. On December 5, 2006 the Second Circuit vacated the district court’s class certification decision, and the plaintiffs subsequently petitioned the Second Circuit for a rehearing. On April 6, 2007, the Second Circuit denied the rehearing request.  In May 2007, the plaintiffs filed a motion for class certification on a new basis and subsequently scheduled discovery.  In April 2009, the parties entered into a comprehensive settlement agreement that has been submitted to the Court (which is subject to, among other things, approval by the Court) that the Company believes will result in the resolution of this matter for an amount that will be covered by its relevant insurance policies.

In re Rigel Pharmaceuticals Inc. Securities Litigation – The Company has been named as a co-defendant in a purported class action litigation brought in connection with a February 2008 secondary offering of Rigel Pharmaceuticals in which the Company acted as a co-manager.  The complaint was filed in the United States District Court, Northern District of California, and alleges violations of Federal securities laws against Rigel Pharmaceuticals, officers and underwriters, including the Company, based on alleged misstatements and omissions in the registration statement.  The Company believes it has meritorious defenses to these actions and intends to vigorously defend such actions as they apply to the Company.

 Stetson Oil & Gas, Ltd. v. Thomas Weisel Partners Canada Inc. – Thomas Weisel Partners Canada Inc. has been named as defendant in a Statement of Claim filed in the Ontario Superior Court of Justice.  The claim arises out of the July 2008 “bought deal” transaction in which Thomas Weisel Partners Canada Inc. was allegedly engaged to act as underwriter (purchasing subscription receipts amounting to approximately CDN$25 million) for Stetson Oil & Gas, Ltd., an Alberta, Canada oil and gas exploration corporation.  In May 2009, Thomas Weisel Partners Canada, Inc. filed its Statement of Defense and Counterclaim. The Company believes Thomas Weisel Partners Canada Inc. has meritorious defenses to these actions and intends to vigorously defend such actions as they apply to the Company and its affiliates.

Resolved Matters

In re Openwave Systems Inc. Securities Litigation – The Company has been named as a defendant in a purported class action lawsuit filed in June 2007 in connection with a secondary offering of common stock by Openwave Systems’ in December 2005 where the Company acted as a co-manager.  The complaint, filed in the United States District Court for the Southern District of New York, alleges violations of Federal securities laws against Openwave Systems, various officers and directors as well as Openwave Systems’ underwriters, including the Company, based on alleged misstatements and omissions in the disclosure documents for the offering.  The underwriters’ motion to dismiss was granted in October 2007, however, the plaintiffs may appeal the dismissal. The Company believes it has meritorious defenses to the action and intends to vigorously defend such action as it applies to the Company.

In re Netlist, Inc. Securities Litigation – The Company has been named as a defendant in an amended complaint for a purported class action lawsuit filed in November 2007 in connection with the initial public offering of Netlist in November 2006 where the Company acted as a lead manager.  The amended complaint, filed in the United States District Court for the Central District of California, alleges violations of federal securities laws against Netlist, various officers and directors as well as Netlist’s underwriters, including the Company, based on alleged misstatements and omissions in the disclosure documents for the offering.  The complaint essentially alleges that the registration statement relating to Netlist’s initial public offering was materially false and misleading.  The Company denies liability in connection with this matter and has filed a motion to dismiss that was granted without prejudice by the court.  The Company believes it has meritorious defenses to the action and intends to vigorously defend such action as it applies to the Company.

In re Vonage Holdings Corp. Securities Litigation – The Company is a defendant named in purported class action lawsuits filed in June 2006 arising out of the May 2006 initial public offering of Vonage Holdings Corp. where the Company acted as a co-manager. The complaints, filed in the United States District Court for the District of New Jersey and in the Supreme Court of the State of New York, County of Kings, allege misuse of Vonage’s directed share program and violations of Federal securities laws against Vonage and certain of its directors and senior officers as well as Vonage’s underwriters, including the Company, based on alleged false and misleading statements in the registration statement and prospectus. In January 2007, the plaintiffs’ complaints were transferred to the U.S. District Court for the District of New Jersey and the defendants filed motions to dismiss.  In 2009, the court issued an order dismissing all claims against the underwriters, with leave to re-file certain of those claims.  The Company believes it has meritorious defenses to these actions and intends to vigorously defend such actions as they apply to the Company.

NOTE 14 — FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK, CREDIT RISK OR MARKET RISK

The majority of the Company’s transactions, and consequently the concentration of its credit exposure, is with its clearing brokers. The clearing brokers are also the primary source of short-term financing for both securities purchased and securities sold, not yet purchased by the Company. The Company’s securities owned may be pledged by the clearing brokers. The amount receivable from or payable to the clearing brokers in the Company’s condensed consolidated statements of financial condition represent amounts receivable or payable in connection with the trading of proprietary positions and the clearance of customer securities transactions. As of March 31, 2009 and December 31, 2008, the Company’s cash on deposit with the clearing brokers was not collateralizing any liabilities to the clearing brokers.

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

The Company’s trading activities include providing securities brokerage services to institutional and retail clients. To facilitate these customer transactions, the Company purchases proprietary securities positions (“long positions”) in equity securities, convertible, other fixed income securities and equity index funds. The Company also enters into transactions to sell securities not yet purchased (“short positions”), which are recorded as liabilities on the condensed consolidated statements of financial condition. The Company is exposed to market risk on these long and short securities positions as a result of decreases in market value of long positions and increases in market value of short positions. Short positions create a liability to purchase the security in the market at prevailing prices. Such transactions result in off-balance sheet market risk as the Company’s ultimate obligation to satisfy the sale of securities sold not yet purchased may exceed the amount recorded in the condensed consolidated statements of financial condition. To mitigate the risk of losses, these securities positions are marked to market daily and are monitored by management to ensure compliance with limits established by the Company. The associated interest rate risk of these securities is not deemed material to the Company.

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

NOTE 15 — REGULATED BROKER-DEALER SUBSIDIARIES

TWP is a registered U.S. broker-dealer that is subject to the Uniform Net Capital Rule (the “Net Capital Rule”) under the Exchange Act administered by the SEC and FINRA, which requires the maintenance of minimum net capital. TWP has elected to use the alternative method to compute net capital as permitted by the Net Capital Rule, which requires that TWP maintain minimum net capital, as defined, of $1.0 million. These rules also require TWP to notify and sometimes obtain approval from the SEC and FINRA for significant withdrawals of capital or loans to affiliates.

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

The table below summarizes the minimum capital requirements for the Company’s broker-dealer subsidiaries at March 31, 2009 (in thousands):

	Required Net Capital	Net Capital	Excess Net Capital
TWP	$1,000	$39,915	$38,915
TWPC	199	14,526	14,327
TWPIL	1,465	1,928	463

Total	$2,664	$56,369	$53,705

NOTE 16 — SEGMENT INFORMATION

The following table represents net revenues by geographic area (in thousands):
	Three Months Ended March 31,
	2009	2008
United States	$29,563	$41,535
Other countries	13,536	7,389

Total net revenue	$43,099	$48,924

One customer accounted for 12% of the Company’s net revenues during the three months ended March 31, 2009. No single customer accounted for 10% or more of the Company’s net revenues during the three months ended March 31, 2008.

Net revenues from countries other than the United States during the three months ended March 31, 2009 and 2008 consist primarily of net revenues from Canada, which accounted for 80% and 62%, respectively, of net revenues from other countries.

The following table represents long lived assets by geographic area based on the physical location of the assets (in thousands):

	March 31, 2009	December 31, 2008
United States	$15,105	$17,261
Other countries	3,165	3,320

Total long lived assets—net	$18,270	$20,581

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results and the timing of events may differ significantly from those projected in forward-looking statements due to a number of factors, including those set forth in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and in Part II, Item 1A – “Risk Factors” of this Quarterly Report on Form 10-Q.  See “Where You Can Find More Information” in Part I, Item 1 – “Business” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Forward-Looking Statements

This Quarterly Report on Form 10-Q in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended (“the Exchange Act”),  and Section 21E of the Exchange Act, as amended.  In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “predict”, “potential”, “intend” or “continue”, the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include expectations as to our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined in Part I, Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and in Part II, Item 1A – Risk Factors” of this Quarterly Report on Form 10-Q.

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

Forward-looking statements include, but are not limited to, the following:

•	The following in Part I, Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that –

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

We are exposed to volatility and trends in the general securities market and the economy, and we are currently facing difficult market and economic conditions.  The uncertainty and turmoil in the global financial markets, which began in the latter part of 2007 and progressed throughout 2008, has continued into 2009.  During 2008, we took significant steps to reduce our cost structure and reshape our operations in an effort to preserve capital, retain key personnel and position the Company to take advantage of the dislocation in the marketplace when capital markets activity returns.

The most significant of these measures was the reduction in headcount.  During the first quarter of 2009, we reduced our headcount by approximately 70 employees, which follows a net headcount reduction in 2008 of approximately 200 employees.  As of March 31, 2009, the Company had approximately 500 employees, a 34% reduction from the beginning of 2008.  In addition to the headcount reductions, as a cost saving measure, we reduced base salaries for employees with titles of Vice President and above by 10%, including our Chief Executive Officer, President and our other executive officers, and reduced the base compensation for non-employee directors from $75,000 to $50,000, effective as of January 1, 2009.  We believe our professionals to be our most important asset, and their compensation and benefits has been our most significant expenditure. In order to preserve capital and retain key personnel, we undertook these reductions in an effort to align this expenditure to revenues.  We will continue to evaluate our personnel with respect to opportunities in the marketplace and ensure our compensation and benefits is aligned with our revenue opportunities in this challenging environment.

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

The following table provides a summary of our results of operations (dollar amounts in thousands):

	Three Months Ended March 31,
	2009	2008	% Change
Net revenues	$43,099	$48,924	(11.9)%
Loss before taxes	(23,013)	(26,452)	(13.0)
Net loss	(23,853)	(17,805)	34.0

Net loss per share:
Basic net loss per share	$(0.74)	$(0.54)
Diluted net loss per share	$(0.74)	$(0.54)

Revenues

The following table sets forth our revenues, both in dollar amounts and as a percentage of net revenues (dollar amounts in thousands):

	Three Months Ended March 31,
	2009	2008	% Change
Revenues:
Investment banking	$11,026	$11,496	(4.1)%
Brokerage	29,456	36,134	(18.5)
Asset management	2,725	349	nm (1)
Interest income	375	3,025	(87.6)

Total revenues	43,582	51,004	(14.6)

Interest expense	(483)	(2,080)	(76.8)

Net revenues	$43,099	$48,924	(11.9)%

Percentage of net revenues:
Investment banking	25.6%	23.5%
Brokerage	68.3	73.9
Asset management	6.3	0.7
Interest income	0.9	6.2

Total revenues	101.1	104.3

Interest expense	(1.1)	(4.3)

Net revenues	100.0%	100.0%

(1)	Not meaningful.

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

The following table sets forth our investment banking revenues and the number of investment banking transactions (dollar amounts in thousands):

	Three Months Ended March 31,
	2009	2008	% Change
Investment banking revenue:
Capital raising	$8,601	$7,388	16.4%
Strategic advisory	2,425	4,108	(41.0)

Total investment banking revenue	$11,026	$11,496	(4.1)%

Investment banking transactions:
Capital raising	11	19
Strategic advisory	4	4

Total investment banking transactions	15	23

Average revenue per transaction	$735	$500

 Three Months Ended March 31, 2009 versus 2008 — Investment banking revenue decreased $0.5 million in the three months ended March 31, 2009 from 2008.  Our average revenue per transaction increased to $0.7 million during the three months ended March 31, 2009 from $0.5 million in 2008. During the three months ended March 31, 2009 and 2008 we closed 15 and 23 investment banking transactions, respectively. The change in our number of transactions is primarily due to the decline in capital raising activity. In addition, during the three months ended March 31, 2009 our investment banking revenue included $5.4 million in revenue generated from a single capital raising transaction. During the three months ended March 31, 2009 and 2008, approximately 79.3% and 44.4%, respectively, of our investment banking revenue was earned from the five largest transactions during the respective periods.

Capital raising revenue accounted for approximately 78% and 64% of our investment banking revenue in the three months ended March 31, 2009 and 2008, respectively. Capital raising revenue increased $1.2 million to $8.6 million in the three months ended March 31, 2009 and was primarily attributable to capital raised for resource companies in countries other than the United States. During the three months ended March 31, 2009 our investment banking revenue included $5.4 million in revenue generated from a single capital raising transaction. Our average revenue per capital raising transaction increased to $0.8 million during the three months ended March 31, 2009 from $0.4 million in 2008. As the capital markets in the United States remain challenging, our success in the resource sector highlights the benefits of our diversified strategy.

Strategic advisory revenue accounted for approximately 22% and 36% of our investment banking revenue in the three months ended March 31, 2009 and 2008, respectively. Strategic advisory revenue decreased $1.7 million to $2.4 million in the three months ended March 31, 2009. Our average revenue per strategic advisory transaction decreased to $0.6 million during the three months ended March 31, 2009 from $1.0 million in 2008.

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

The concentration in brokerage revenue among our ten largest brokerage clients was 32% and 18% for the three months ended March 31, 2009 and 2008, respectively, which represents approximately $9.4 million and $6.5 million of brokerage revenue, respectively.

Three Months Ended March 31, 2009 versus 2008 — Brokerage revenue decreased by $6.7 million in the three months ended March 31, 2009 from 2008. The decrease in brokerage revenues was primarily attributable to lower revenue from our institutional business in the United States due to a reduction in our average daily volume of shares traded for our customers.

The combined average daily volume on the New York Stock Exchange, the Nasdaq and the Toronto Stock Exchange was approximately 4.1 billion and 4.4 billion shares during the three months ended March 31, 2009 and 2008, respectively, a decrease of 6.8%. Our combined average daily customer trading volume increased 1.3% for the three months ended March 31, 2009 from 2008.

We have taken steps over the past year, including broadening our geographic coverage and developing our product offerings within electronic trading, to attract and retain trading volume from customers who are shifting away from utilizing full-service brokerage services and increasing their use of alternative trading systems.

Asset Management Revenue

Our asset management revenue includes (i) fees from investment partnerships we manage, (ii) realized and unrealized gains and losses on investments in private equity partnerships which are primarily allocations of the appreciation and depreciation in fair value of the underlying partnership investments, (iii) fees we earn from the management of equity distributions received by our clients, (iv) other asset management-related realized and unrealized gains and losses on investments not associated with private equity partnerships and (v) realized and unrealized gains and losses on warrants received as partial payment for investment banking services. Our investments in partnerships include the following private investment funds: Thomas Weisel Healthcare Venture Partners (“TWHVP”), Thomas Weisel Venture Partners (“TWVP”), Thomas Weisel Global Growth Partners (“TWGGP”) and Thomas Weisel Capital Partners (“TWCP”).

The following table sets forth our asset management revenues (dollar amounts in thousands):

	Three Months Ended March 31,
	2009	2008	% Change
Asset management revenue:
Management fees	$3,590	$3,660	(1.9)%
Investments in partnerships realized and unrealized gains (losses)—net	(1,849)	(2,089)	(11.5)
Other securities realized and unrealized gains (losses)—net	984	(1,222)	nm

Total asset management revenues	$2,725	$349	nm

Three Months Ended March 31, 2009 versus 2008 — Investments in partnerships realized and unrealized gains (losses) were as follows (dollar amounts in thousands):
	Three Months Ended March 31,
	2009	2008	% Change
Investments in partnerships realized and unrealized gains (losses):
TWHVP	$(622)	$(2,627)	(76.3)%
TWVP	(1,353)	723	(287.0)
TWGGP	(362)	(13)	nm
TWCP	(905)	(65)	nm
Other	1,393	(107)	nm

Total investments in partnerships realized and unrealized gains (losses)	$(1,849)	$(2,089)	11.5%

Net realized and unrealized investment losses during the three months ended March 31, 2009 were attributable to our partnership interests in private investment funds and include (i) fair value adjustments of two public portfolio companies within TWHVP and (ii) fair value adjustments within TWVP, TWGGP and TWCP primarily resulting from downward valuations in private portfolio companies seeking capital in the current environment.

Unrealized gains during the three months ended March 31, 2009 were attributable to our interest in a partnership which has invested in a privately held company that experienced significant growth in its operating results since our interest was acquired at the beginning of 2008.

 We recorded investment gains in other securities of $1.0 million in the three months ended March 31, 2009 compared to investment losses of $1.2 million in 2008.  The investment gains in 2009 in comparison to the losses in 2008 were primarily due to an increase in unrealized and realized gains on warrants during the three months ended March 31, 2009.

Net Revenues by Geographic Segment

The following table sets forth our net revenues by geographic segment (in thousands):

	Three Months Ended March 31,
	2009	2008
United States	$29,563	$41,535
Other countries	13,536	7,389

Total net revenue	$43,099	$48,924

During the three months ended March 31, 2009 and 2008, net revenues from countries other than the United States consisted primarily of net revenues from Canada, which accounted for approximately 80% and 62%, respectively, of net revenues from other countries.

One customer accounted for 12% of net revenues during the three months ended March 31, 2009.  No single customer accounted for 10% or more of net revenues during the three months ended March 31, 2008.

Expenses Excluding Interest

The following table sets forth information relating to our expenses excluding interest, both in dollar amounts and as a percentage of net revenues (dollar amounts in thousands):
	Three Months Ended March 31,
	2009	2008	% Change
Expenses excluding interest:
Compensation and benefits expense	$30,678	$40,389	(24.0)%
Non-compensation expense	35,434	34,987	1.3

Total expenses excluding interest	$66,112	$75,376	(12.3)%

Percentage of net revenues:
Compensation and benefits expense	71.2%	82.6%
Non-compensation expense	82.2	71.5

Total	153.4%	154.1%

Average number of employees	529	673

Compensation and Benefits Expense

Compensation and benefits expense to secure the services of our employees has historically been the largest component of our total expenses. Compensation and benefits expense includes salaries, overtime, bonuses, commissions, share-based compensation, benefits, severance, employment taxes and other employee costs.

We pay discretionary bonuses based on a combination of company and individual performance, and we have entered into guaranteed contractual agreements with employees that require specified bonus payments, both of which are accrued over the related service periods. These bonuses make up a significant portion of our compensation and benefits expense.

Share-based awards constitute a portion of our compensation expense, and as a general matter, vest over a three or four-year service period, are subject to continued employment and, accordingly, are recorded as non-cash compensation expense ratably over the service period beginning at the date of grant. As a result, our aggregate compensation expense has been, and will continue to be, impacted as we recognize multiple years of share-based compensation expense associated with the vesting of prior year grants. During the three months ended March 31, 2009, 2,686,000 restricted stock unit equity awards were granted to employees in conjunction with our 2008 discretionary bonus plan. Additionally, during the three months ended March 31, 2009, 252,000 performance-based restricted stock unit equity awards were granted to employees as part of our regular hiring process. As of March 31, 2009, there was $42.1 million of unrecognized compensation expense related to non-vested restricted stock unit awards, which is expected to be recognized over a weighted-average period of 2.6 years.

In February 2009, we reduced our total headcount by approximately 10% as compared to our headcount at December 31, 2008. The reductions were primarily in underperforming areas of our business as well as non-revenue producing departments.  In addition, base salaries for employees with titles of Vice President and above were reduced by 10% as of January 1, 2009.  These reductions in headcount and base salaries are expected to result in a further decrease in our compensation expense in future periods.

Three Months Ended March 31, 2009 versus 2008 — Compensation and benefits expense decreased $9.7 million in the three months ended March 31, 2009 from 2008. This change was the result of a decrease in salary and related taxes and benefits expense of $5.4 million and $1.8 million, respectively, due to the 34% reduction in our headcount from January 2, 2008 through February 2009.  In addition, bonus expense decreased $1.8 million during the same period.  This decrease is partially offset by an increase in share-based compensation expense of $0.4 million as a result of additional grants of restricted stock units made in February 2009.

Non-Compensation Expenses

Our non-compensation expenses include (i) brokerage execution, clearance and account administration, (ii) communications and data processing, (iii) depreciation and amortization of property and equipment, (iv) amortization of other intangible assets, (v) goodwill impairment, (vi) marketing and promotion, (vii) occupancy and equipment and (viii) other expenses.

Three Months Ended March 31, 2009 versus 2008 — Non-compensation expense increased $0.4 million in the three months ended March 31, 2009 from 2008. The increase is primarily the result of a loss of approximately $5.1 million due to a customer who failed to pay for several equity purchases that we executed at the customer’s request.  Based on our agreement with our primary clearing broker, we were required to settle and pay for those transactions on the customer’s behalf.  This increase is offset by decreases in marketing and promotion expenses, occupancy and equipment expenses and communications and data processing expenses of $2.3 million, $1.3 million and $1.2 million, respectively. Marketing and promotion expense decreased primarily due to a decrease in the amount of client related employee travel. Occupancy and equipment expense decreased primarily due to exiting or subletting offices in India, New York and San Francisco during 2008. Communications and data processing expenses decreased primarily due to cost reduction measures which have consolidated our service providers and reduced headcount.

Provision for Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), which requires the recognition of deferred tax assets and liabilities based upon temporary differences between the financial reporting and tax basis of our assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized.

During the year ended December 31, 2008, we determined that it was more-likely-than-not that our U.S. deferred tax assets would not be realized.  We made this determination primarily based on the significant losses we incurred in 2008 as a result of the severe economic downturn and its effect on the capital markets.

As of March 31, 2009, we continued to carry a full valuation allowance on our U.S. deferred tax assets and our U.K. deferred tax asset.

Our effective tax rate for the three months ended March 31, 2009 and 2008 was (3.7%) and 32.7%, respectively. The tax provision for the three months ended March 31, 2009 relates to our operations in Canada. The change in the effective tax rate is primarily due to the increase in the valuation allowance associated with the U.S. net operating losses incurred during the three months ended March 31, 2009.

Liquidity and Capital Resources

We believe that our current level of equity capital, current cash balances, funds anticipated to be provided by operating activities and funds available to be drawn under temporary loan agreements, will be adequate to meet our liquidity and regulatory capital requirements for the next 12 months.

Cash Flows

Cash and cash equivalents were $90.6 million at March 31, 2009, a decrease of $26.0 million from $116.6 million at December 31, 2008.

Operating activities used $23.5 million of cash and cash equivalents during the three months ended March 31, 2009.  Our net loss excluding non-cash items contributed $14.1 million to the decrease in cash.  Additionally in February 2009, we made aggregate cash bonus payments to our employees of $19.2 million. The overall decrease in cash is partially offset by the collection of corporate finance receivables.

Investing and financing activities used $2.2 million of cash and cash equivalents during the three months ended March 31, 2009 primarily due to the net settlement of $1.6 million of equity awards that became deliverable to our employees during the three months ended March 31, 2009.  Additionally $0.4 million and $0.2 million were used in the purchase of property plant and equipment and partnerships and other investments, respectively.

Auction Rate Securities

As of March 31, 2009, we held auction rate securities (“ARS”) with a par value of $9.7 million and fair value of $8.9 million.  ARS are variable rate debt instruments, having long-term maturity dates (approximately 25 to 31 years), but whose interest rates are reset through an auction process, most commonly at intervals of 7, 28 and 35 days. The interest earned on these investments is exempt from Federal income tax. All of our ARS are backed by pools of student loans and are rated either Aaa, Aa3, A1 or Baa1 at March 31, 2009 and either Aaa, Aa3 or A1 at December 31, 2008.  We continue to receive interest when due on our ARS and expect to continue to receive interest when due in the future.  The weighted-average Federal tax exempt interest rate was 1.3% at March 31, 2009.

In 2008, widespread auction failures resulted in a lack of liquidity for these previously liquid securities. As a result, the principal balance of our ARS will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers and the underwriters establish a different form of financing to replace these securities or final payments come due according to the contractual maturities.  As a result of the auction failures, we evaluate the credit risk and liquidity risk associated with the securities and compares the yields on our ARS to similarly rated municipal issues. We determined that the ARS did not incur a further fair value decline during the three months ended March 31, 2009.

Debt Financing

  In connection with our initial public offering of common stock, we issued $33 million of unsecured senior notes to our former Class D and Class D-1 shareholders and are required to make principal and interest payments on these notes in accordance with their terms. As of March 31, 2009, the outstanding principal balance under these notes was $23.0 million and is due in February 2011.

In April 2008, Thomas Weisel Partners LLC (“TWP”), our U.S. broker-dealer subsidiary, entered into a $25.0 million revolving note and cash subordination agreement with our clearing broker.  TWP will need to satisfy certain covenants in order to draw funds under this loan agreement, which have been satisfied at March 31, 2009.  These covenants include the following: (i) maintaining a certain level of equity, (ii) meeting specific financial ratios based upon regulatory financial statement filings, (iii) continuing to employ Thomas W. Weisel as Chief Executive Officer, (iv) continuing to operate TWP’s investment banking and brokerage operations and (v) demonstrating TWP’s investment banking and brokerage operations continue to generate a specified percentage of total revenues.  Through the date of this filing, no amounts have been drawn under this loan agreement. TWP renewed this agreement on April 30, 2009 with substantially the same covenants.

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

During the three months ended March 31, 2009, approximately 1,125,000 shares of freely transferable common stock became deliverable to our employees in respect of share-based awards previously granted. We elected to settle a portion of these vesting shares through a net settlement feature provided for in SFAS No. 123(R), Share-Based Payment, to meet the minimum employee statutory income tax withholding requirements.  During the three months ended March 31, 2009, we made payments of $1.6 million related to the net settlement of shares.  Our cash position and liquidity will be effected to the extent we elect to continue to settle a portion of vesting shares through net settlement in the future.

Regulatory Net Capital and Other Amounts Required to be Maintained at Broker-Dealer Subsidiary

We have the following registered securities broker-dealers:

•	Thomas Weisel Partners LLC (“TWP”)

•	Thomas Weisel Partners Canada Inc. (“TWPC”)

•	Thomas Weisel Partners International Limited (“TWPIL”)

TWP is a registered U.S. broker-dealer that is subject to the Uniform Net Capital Rule under the Exchange Act administered by the Securities and Exchange Commission (“SEC”) and the Financial Industry Regulatory Authority (“FINRA”), which requires the maintenance of minimum net capital. SEC and FINRA regulations also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met.

TWPC is a registered investment dealer in Canada and is subject to the capital requirements of the Investment Industry Regulatory Organization of Canada.  TWPIL is a registered U.K. broker-dealer and is subject to the capital requirements of the Financial Securities Authority.

The table below summarizes the minimum capital requirements for our broker-dealer subsidiaries (in thousands):
	March 31, 2009
	Required Net Capital	Net Capital	Excess Net Capital
TWP	$1,000	$39,915	$38,915
TWPC	199	14,526	14,327
TWPIL	1,465	1,928	463

Total	$2,664	$56,369	$53,705

Regulatory net capital requirements change based on certain investment and underwriting activities.

Due to the nature of our investment banking and brokerage businesses, liquidity is of critical importance to us. Accordingly, we regularly monitor our liquidity position, including our cash and net capital positions.  In April 2008, TWP entered into a $25.0 million revolving note and subordinated loan agreement.  The credit period in which TWP could draw on the note ended on April 18, 2009. TWP renewed this agreement on April 30, 2009 and the new credit period expires April 30, 2010.  From time to time we may borrow funds under this subordinated loan agreement or under similar liquidity facilities. Such funds would constitute capital for purposes of calculating our net capital position.

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

Off-Balance Sheet Arrangements

In the ordinary course of business we enter into various types of off-balance sheet arrangements including certain reimbursement guarantees meeting the FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, definition of a guarantee that may require future payments. These include contractual commitments and guarantees. For a discussion of our activities related to these off-balance sheet arrangements, see Note 13 – Contingencies, Commitments and Guarantees and Note 14 – Financial Instruments with Off-Balance Sheet Risk, Credit Risk or Market Risk to our condensed consolidated financial statements.

Contractual Obligations

There have been no material changes during the period covered by this report, outside of the ordinary course of our business, to the contractual obligations specified in the table of contractual obligations disclosed in Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2008.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in our condensed consolidated financial statements and their notes. Actual results could differ significantly from those estimates. The accounting policies that are most important to the presentation of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments include the following:

•      Fair Value of Financial Instruments

•      Investment in Partnerships and Other Investments

•      Liability for Lease Losses

•      Legal and Other Contingent Liabilities

•      Allowance for Doubtful Accounts

•      Deferred Tax Valuation Allowance

•      Goodwill and Long-Lived Assets

For further discussion regarding these policies, refer to Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our business and financing activities directly expose us to various types of risks, including (i) market risk relating to, among other things, the changes in the market value of equity or debt instruments and (ii) interest rate risk relating to the effect of changes in interest rates and the yield curve on the value of debt instruments that we hold and our payment obligations in respect of notes that we have issued.  We are also exposed to other risks in the conduct of our business such as credit risk and the effects of inflation.  Our exposure to these risks could be material to our consolidated financial statements. Set forth below is a discussion of some of these risks together with quantitative information regarding the aggregate amount and value of financial instruments that we hold or in which we maintain a position or that we have issued and that remain outstanding, in each case, as of March 31, 2009 and December 31, 2008. Due to the nature of our business, in particular our trading business, the amount or value of financial instruments that we hold or maintain a position in will fluctuate on a daily and intra-day basis and the year-end values and amounts presented below are not necessarily indicative of the exposures to market risk, interest rate risk and other risks we may experience at various times throughout any given year.

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

As of March 31, 2009 (in thousands):

	Maturity Date								Carrying Value as of
	Remainder of 2009	2010	2011	2012	2013	Thereafter		Total Principal	March 31, 2009
Inventory positions:
Convertible bonds—long	$—	$1,000	$—	$—	$—	$—		$1,000	$492
Warrants—long (1)	673	137	886	—	—	93		1,789	1,789
Equity securities—long									13,007
Total—long	673	1,137	886	—	—	93		2,789	15,288

Equity securities—short									490
Equity index fund—short									9,153
Total—short									9,643

Other investments:
Auction rate securities	—	—	—	—	—	9,650	(2)	9,650	8,913
Other									2,616

(1)	Maturity date is based on the warrant expiration date. An assumption of expiration date was made when none was available.

(2)	Represents contractual maturity date. Please refer to further discussion regarding auction rate securities included in the “Liquidity and Capital Resources” section above.

As of December 31, 2008 (in thousands):
	Maturity Date								Carrying Value as of
	2009	2010	2011	2012	2013	Thereafter		Total Principal	December 31, 2008
Inventory positions:
Convertible bonds—long	$—	$1,000	$7,050	$—	$—	$4,500		$12,550	$6,402
Warrants—long (1)	250	153	27	—	—	—		430	430
Equity securities—long									12,095
Total—long	250	1,153	7,077	—	—	4,500		12,980	18,927

Equity securities—short									1,464
Equity index fund—short									10,073
Total—short									11,537

Other investments:
Auction rate securities	—	—	—	—	—	9,650	(2)	9,650	8,913
Other									2,248

(1)	Maturity date is based on the warrant expiration date. An assumption of expiration date was made when none was available.

(2)	Represents contractual maturity date. Please refer to further discussion regarding auction rate securities included in the “Liquidity and Capital Resources” section above.

In connection with our asset management activities, we provide seed investment funds for new asset management products to be invested in long and short positions in publicly traded equities and related options and other derivative instruments. These seed investments are included in the tables presented above.

In addition to the positions set forth in the table above, we maintain investments in private equity, venture capital and other investment funds.  These investments are carried at fair value in accordance with industry guidance, and as of March 31, 2009 and December 31, 2008, the fair value of these investments was $30.1 million and $32.7 million, respectively.

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

Interest Rate Risk

Interest rate risk represents the potential loss from adverse changes in market interest rates. As we may hold U.S. Treasury securities, ARS, and convertible debt securities, and incur interest-sensitive liabilities from time to time, we are exposed to interest rate risk arising from changes in the level and volatility of interest rates and in the shape of the yield curve. Certain of these interest rate risks may be managed through the use of short positions in U.S. government and corporate debt securities and other instruments.  In addition, we issued floating rate notes to California Public Employees’ Retirement System and Nomura America Investment, Inc., and therefore we are exposed to the risk of higher interest payments on those notes if interest rates rise.

The tables below provide information about our financial instruments that are sensitive to changes in interest rates. For inventory positions, other investments and notes payable the table presents principal cash flows with contractual maturity dates.

As of March 31, 2009 (in thousands):
	Maturity Date								Carrying Value as of
	Remainder of 2009	2010	2011	2012	2013	Thereafter		Total Principal	March 31, 2009
Inventory positions:
Convertible bonds—long	$—	$1,000	$—	$—	$—	$—		$1,000	$492

Other investments:
Auction rate securities (1)	—	—	—	—	—	9,650	(3)	9,650	8,913

Notes payable:
Senior Note, floating mid-term AFR + 2.25% (2)	—	—	13,000	—	—	—		13,000	12,550
Senior Note, floating mid-term AFR + 2.25% (2)	—	—	10,000	—	—	—		10,000	9,655

(1)	The weighted average interest rate was 1.3% at March 31, 2009.

(2)
We have recorded the debt principal at a discount to reflect the below-market stated interest rate of these notes at inception. We amortize the discount to interest expense so that the interest expense approximates our incremental borrowing rate. The weighted average interest rate was 3.87% at March 31, 2009.

(3)	Represents contractual maturity date. Please refer to further discussion regarding auction rate securities included in the “Liquidity and Capital Resources” section above.

As of December 31, 2008 (in thousands):
	Maturity Date								Carrying Value as of
	2009	2010	2011	2012	2013	Thereafter		Total Principal	December 31, 2008
Inventory positions:
Convertible bonds—long	$—	$1,000	$7,050	$—	$—	$4,500		$12,550	$6,402

Other investments:
Auction rate securities (1)	—	—	—	—	—	9,650	(3)	9,650	8,913

Notes payable:
Senior Note, floating mid-term AFR + 2.25% (2)	—	—	13,000	—	—	—		13,000	12,492
Senior Note, floating mid-term AFR + 2.25% (2)	—	—	10,000	—	—	—		10,000	9,609

(1)	The weighted average interest rate was 1.91% at December 31, 2008.

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

Credit Risk

Our broker-dealer subsidiaries place and execute customer orders. The orders are then settled by unrelated clearing organizations that maintain custody of customers’ securities and provide financing to customers. The majority of our transactions, and consequently the concentration of our credit exposure, is with our clearing brokers. The clearing brokers are also the primary source of our short-term financing (securities sold, but not yet purchased), which is collateralized by cash and securities owned by us and held by the clearing brokers. Our securities owned may be pledged by the clearing brokers. The amount receivable from or payable to the clearing brokers represents amounts receivable or payable in connection with the proprietary and customer trading activities. As of March 31, 2009 and December 31, 2008, our cash on deposit with the clearing brokers of $61.8 million and $69.3 million, respectively, was not collateralizing any liabilities to the clearing brokers. In addition to the clearing brokers, we are exposed to credit risk from other brokers, dealers and other financial institutions with which we transact business.

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

During the three months ended March 31, 2009, we recorded a loss of approximately $5.1 million due to a customer who failed to pay for several equity purchases that we executed at the customer’s request.  Based on our agreement with our primary clearing broker, we were required to settle and pay for those transactions on the customer’s behalf. We recorded the loss in bad debt expense which is included in other expense within the condensed consolidated statements of operations.  We believe the loss was incurred as a result of fraudulent activity on the part of the customer and are vigorously pursuing that customer for the losses incurred upon liquidating those positions.

Effects of Inflation

Due to the fact that our assets are generally liquid in nature, they are not significantly affected by inflation. However, the rate of inflation affects our expenses, such as employee compensation, office leasing costs and communications charges, which may not be readily recoverable in the price of services offered by us. To the extent inflation results in rising interest rates and has other adverse effects upon the securities markets, it may adversely affect our financial position, results of operations, and cash flows.

Regulatory and Legal Risk

Legal risk includes the risk of customer and/or regulatory claims in connection with ARS matters. While these claims may not be the result of any wrongdoing, we do, at a minimum, incur costs associated with investigating and defending against such claims.  In addition, we are generally subject to extensive legal and regulatory requirements and are subject to potentially sizable adverse legal judgments or arbitration awards, and fines, penalties, and other sanctions for non-compliance with those legal and regulatory requirements. We have comprehensive procedures addressing issues such as regulatory capital requirements, sales and trading practices, use of and safekeeping of customer funds, the extension of credit, including margin loans, collection activities, money laundering and record keeping. We act as an underwriter or selling group member in equity offerings, and we have potential legal exposure to claims relating to these securities offerings. To manage this exposure, a committee of senior executives reviews proposed underwriting commitments to assess the quality of the offering and the adequacy of due diligence investigation

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

During the three months ended March 31, 2009, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.

There were no changes in our internal control over financial reporting in the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The following describes significant developments with respect to our litigation matters that occurred in the three months ended March 31, 2009, and through the filing date, and should be read in conjunction with our discussion set forth in Note 16 — Commitments, Guarantees and Contingencies in Part VI, Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2008.

Updated Matters

Auction Rate Securities – We have received inquiries from FINRA requesting information concerning purchases through us of ARS by Private Client Services customers.  Based upon press reports, approximately forty firms, including ours, have received inquiries from the Enforcement Department of FINRA regarding retail customer purchases through those firms of ARS.  We are cooperating with FINRA while it conducts its investigation.  A number of underwriters of ARS entered into settlements with the SEC and other regulators in connection with those underwriters’ sales and underwriting practices.  We did not, at any time, underwrite ARS or manage the associated auctions.  In connection with such auctions, we merely served as agent for its customers when buying in auctions managed by those underwriters.  Accordingly, we distinguish our conduct from such underwriters and are prepared to assert these and other defenses should FINRA seek to bring an action in the future.  Nevertheless, there can be no assurance that FINRA will not take regulatory action.

In addition to the FINRA investigation, we have been named (along with two employees) in a FINRA arbitration filed by one of our retail customers who purchased ARS as part of his 401(k) Profit Sharing Plan account.  The amount of the claim in that matter is not material to us.  We have filed our answer to the customer’s complaint and the parties will now proceed toward discovery.  We believe it has meritorious defenses to the action and intends to vigorously defend such action as it applies to us.

While our review of the need and amount for any loss contingency reserve in accordance with SFAS No. 5 has led us to conclude that, based upon currently available information, we have adequately established a provision for loss contingencies related to ARS matters, we are not able to predict with certainty the outcome of any such matters, and there can be no assurance that those matters will not have a material adverse effect on our  results of operations in any future period, and a significant judgment or settlement could have a material adverse impact on our consolidated statements of financial condition, operations and cash flows.

In re Initial Public Offering Securities Litigation – We are a defendant in several purported class actions brought against numerous underwriters in connection with certain initial public offerings in 1999 and 2000. These cases have been consolidated in the United States District Court for the Southern District of New York and generally allege that underwriters accepted undisclosed compensation in connection with the offerings, entered into arrangements designed to influence the price at which the shares traded in the aftermarket and improperly allocated shares in these offerings. The actions allege violations of Federal securities laws and seek unspecified damages. Of the 310 issuers named in these cases, we acted as a co-lead manager in one offering, a co-manager in 32 offerings, and as a syndicate member in 10 offerings. We have denied liability in connection with these matters. On June 10, 2004, plaintiffs entered into a definitive settlement agreement with respect to their claims against the issuer defendants and the issuers’ present or former officers and directors named in the lawsuits, however, approval of the proposed settlement remains on hold pending the resolution of the class certification issue described below. By a decision dated October 13, 2004, the Federal district court granted plaintiffs’ motion for class certification, however, the underwriter defendants petitioned the U.S. Court of Appeals for the Second Circuit to review that certification decision. On December 5, 2006, the Second Circuit vacated the district court’s class certification decision and the plaintiffs subsequently petitioned the Second Circuit for a rehearing. On April 6, 2007, the Second Circuit denied the rehearing request.  In May 2007, the plaintiffs filed a motion for class certification on a new basis and subsequently scheduled discovery.  In April 2009, the parties entered into a comprehensive settlement agreement that has been submitted to the Court (which is subject to, among other things, approval by the Court) that we believe will result in the resolution of this matter for an amount that will be covered by its relevant insurance policies.

In re Rigel Pharmaceuticals Inc. Securities Litigation – We have been named as a co-defendant in a purported class action litigation brought in connection with a February 2008 secondary offering of Rigel Pharmaceuticals in which we acted as a co-manager.  The complaint was filed in the United States District Court, Northern District of California, and alleges violations of Federal securities laws against Rigel Pharmaceuticals, officers and underwriters, including us, based on alleged misstatements and omissions in the registration statement.  We believe we have meritorious defenses to these actions and intend to vigorously defend such actions as they apply to us.

Stetson Oil & Gas, Ltd. v. Thomas Weisel Partners Canada Inc. – We have been named as defendant in a Statement of Claim filed in the Ontario Superior Court of Justice.  The claim arises out of the July 2008 “bought deal” transaction in which Thomas Weisel Partners Canada Inc. was allegedly engaged to act as underwriter (purchasing subscription receipts amounting to approximately CDN$25 million) for Stetson Oil & Gas, Ltd., an Alberta, Canada oil and gas exploration corporation.  In May 2009, Thomas Weisel Partners Canada, Inc. filed its Statement of Defense and Counterclaim. We believe Thomas Weisel Partners Canada Inc. has meritorious defenses to these actions and intend to vigorously defend such actions as they apply to us and our affiliates.

Resolved Matters

In re Openwave Systems Inc. Securities Litigation – We have been named as a defendant in a purported class action lawsuit filed in June 2007 in connection with a secondary offering of common stock by Openwave Systems’ in December 2005 where we acted as a co-manager.  The complaint, filed in the United States District Court for the Southern District of New York, alleges violations of Federal securities laws against Openwave Systems, various officers and directors as well as Openwave Systems’ underwriters, including us, based on alleged misstatements and omissions in the disclosure documents for the offering.  The underwriters’ motion to dismiss was granted in October 2007, however, the plaintiffs may appeal the dismissal. We believe we have meritorious defenses to the action and intend to vigorously defend such action as it applies to us.

In re Netlist, Inc. Securities Litigation – We have been named as a defendant in an amended complaint for a purported class action lawsuit filed in November 2007 in connection with the initial public offering of Netlist in November 2006 where we acted as a lead manager.  The amended complaint, filed in the United States District Court for the Central District of California, alleges violations of federal securities laws against Netlist, various officers and directors as well as Netlist’s underwriters, including us, based on alleged misstatements and omissions in the disclosure documents for the offering.  The complaint essentially alleges that the registration statement relating to Netlist’s initial public offering was materially false and misleading.  We deny liability in connection with this matter and have filed a motion to dismiss that was granted without prejudice by the court.  We believe we have meritorious defenses to the action and intend to vigorously defend such action as it applies to us.

   In re Vonage Holdings Corp. Securities Litigation – We are a defendant named in purported class action lawsuits filed in June 2006 arising out of the May 2006 initial public offering of Vonage Holdings Corp. where we acted as a co-manager. The complaints, filed in the United States District Court for the District of New Jersey and in the Supreme Court of the State of New York, County of Kings, allege misuse of Vonage’s directed share program and violations of Federal securities laws against Vonage and certain of its directors and senior officers as well as Vonage’s underwriters, including us, based on alleged false and misleading statements in the registration statement and prospectus. In January 2007, the plaintiffs’ complaints were transferred to the U.S. District Court for the District of New Jersey and the defendants filed motions to dismiss.  In 2009 the court issued an order dismissing all claims against the underwriters, with leave to re-file certain of those claims. We believe we have meritorious defenses to these actions and intend to vigorously defend such actions as they apply to us.

Item 1A. Risk Factors

The following discussion supplements the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Regulatory and legal developments related to auction rate securities could adversely affect our business.

Since February 2008, the auctions through which most ARS are sold and interest rates are determined have failed, resulting in a lack of liquidity for these securities. The failure of those auctions was a direct result of decisions without warning by the broker-dealers that underwrote those ARS and managed the associated auctions not to commit the capital needed to maintain those auctions.

We, together with many other firms in the financial services industry, have received inquiries from FINRA requesting information concerning purchases through us of ARS by Private Client Services customers.  Separately, we have been named in a FINRA arbitration filed by a Private Client Services retail customer who purchased ARS.

We did not, at any time, underwrite ARS or manage the associated auctions.  In connection with such auctions, we merely served as agent for its Private Client Services customers when buying in auctions managed by underwriters. Nevertheless, some combination of FINRA and/or our Private Client Services customers could seek to compel us to purchase ARS from our customers, and we do not have sufficient regulatory capital and cash or borrowing capacity to repurchase all of the ARS held by those customers.  We have been exploring a range of potential solutions for our Private Client Services customers and strongly support the efforts of industry participants, including particularly the efforts of those underwriters of ARS who have entered into settlements with the SEC and other regulators that contain “best efforts” commitments to repurchase ARS, to resolve issues relating to the lack of liquidity for ARS.  We have recently filed Statements of Claim with FINRA against the various investment banks who acted as the underwriters and auction managers for the vast majority of ARS currently held by our clients.  Through these complaints, we ultimately hope to secure for our clients and for TWP the same or equivalent relief that those entities have already agreed to provide to their own retail customers.

While our review of the need and amount for any loss contingency reserve in accordance with SFAS No. 5 has led us to conclude that, based upon currently available information, we have adequately established a provision for loss contingencies related to ARS matters, we are not able to predict with certainty the outcome of any such matters, and there can be no assurance that those matters will not have a material adverse effect on our results of operations in any future period, and a significant judgment or settlement could have a material adverse impact on our consolidated statements of financial condition, operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock during the Three Months Ended March 31, 2009

During the three months ended March 31, 2009, we repurchased the following shares of our common stock:

Month	Number of Shares	Average Purchase Price per Share
January
Employee transactions (1)	594	$4.60
February
Employee transactions (1)	399,215	3.87
March
Employee transactions (1)	1,284	2.97

Total	401,093	$3.87

(1)
Includes shares of common stock that were otherwise scheduled to be delivered to employees in respect of vesting restricted stock units.  These shares were withheld from delivery (under the terms of grants under the Equity Incentive Plan) to offset tax withholding obligations of the employee recipients that occur upon the vesting of restricted stock snits.  In lieu of delivering these shares to the employee recipients, we satisfied a portion of their tax withholding obligations with cash in an amount equivalent to the value of such shares on the scheduled delivery date.

The Board of Directors has authorized the repurchase up to 2,000,000 shares of common stock for the purpose of settling obligations to deliver common stock in the future to employees who have received restricted stock units under our Equity Incentive Plan.  Additional repurchases pursuant to this authority may be carried out from time to time in the future.  Furthermore, our Board of Directors may authorize additional repurchases for the purpose of settling obligations to deliver common stock in the future to employees who have received restricted stock units under our Equity Incentive Plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

At our Special Meeting of Shareholders held on February 9, 2009, our shareholders approved a proposal to amend the Second Amended and Restated Thomas Weisel Partners Group, Inc. Equity Incentive Plan.

Further information regarding that matter is set forth in our 2009 Proxy Statement, filed with the SEC on January 8, 2009.

The table below shows the results of the shareholders’ voting:
	Votes in Favor	Votes Against	Votes Withheld / Abstentions	Broker Non-Voted
Proposal to amend the Second Amended and Restated Thomas Weisel Partners Group, Inc. Equity Incentive Plan	17,965,082	8,879,219	151,814	3,822,928

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

THOMAS WEISEL PARTNERS GROUP, INC.

Date: May 8, 2009	By:	/s/ Thomas W. Weisel
Name: Thomas W. Weisel
Title: Chairman and Chief Executive Officer

Date: May 8, 2009	By:	/s/ Shaugn S. Stanley
Name: Shaugn S. Stanley
Title: Chief Financial Officer

S-1

EXHIBIT INDEX

		Incorporated by Reference
Exhibit			File	Date of	Exhibit	Filed
Number	Exhibit Description	Form	Number	First Filing	Number	Herewith
2.1	Plan of Reorganization and Merger Agreement, dated as of October 14, 2005, by and among Thomas Weisel Partners Group LLC, Thomas Weisel Partners Group, Inc. and TWPG Merger Sub LLC	S-1/A	333-129108	12/13/2005	2.1
2.2	Agreement and Plan of Merger between Thomas Weisel Partners Group, Inc. and Thomas Weisel Partners Group LLC	10-K	000-51730	3/29/2006	2.2
2.3	Arrangement Agreement dated as of September 30, 2007 by and among Thomas Weisel Partners Group, Inc., TWP Acquisition Company (Canada), Inc., Westwind Capital Corporation, and Lionel Conacher, as Shareholders’ Representative	8-K	000-51730	10/1/2007	2.1
3.1	Certificate of Incorporation	S-1	333-129108	10/19/2005	3.1
3.2	By-Laws	S-1	333-129108	10/19/2005	3.2
3.3	Certificate of Designations, Preferences and Rights of the Special Voting Preferred Stock of Thomas Weisel Partners Group, Inc.	8-K	000-51730	1/1/2008	3.3
4.1	Form of Common Stock Certificate	10-K	000-51730	3/29/2006	4.1
4.2	Registration Rights Agreement	10-K	000-51730	3/29/2006	4.2
4.3	Warrant	10-K	000-51730	3/29/2006	4.3
10.1	Amendment No. 1 to Amended and Restated CEO Employment Agreement	—	—	—	—	X
10.2	Amendment No. 1 to Amended and Restated President Employment Agreement	—	—	—	—	X
10.3	Revolving Note and Cash Subordination Agreement	—	—	—	—	X
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	—	—	—	—	X
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	—	—	—	—	X
32.1	Section 1350 Certification of Chief Executive Officer	—	—	—	—	X
32.2	Section 1350 Certification of Chief Financial Officer	—	—	—	—	X

E-1