Form 10-Q
period 2009-06-30
Thomas Weisel Partners Group, Inc.
filed 2009-08-07
CIK 1340354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.

Commission File Number: 000-51730

Thomas Weisel Partners Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-3550472
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 5, 2009 there were 31,713,998 shares of the registrant’s common stock outstanding, including 6,337,478 exchangeable shares of TWP Acquisition Company (Canada), Inc., a wholly-owned subsidiary of the registrant. Each exchangeable share is exchangeable at any time into a share of common stock of the registrant, entitles the holder to dividend and other rights substantially economically equivalent to those of a share of common stock, and, through a voting trust, entitles the holder to a vote on matters presented to common shareholders.

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share and per share data)
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$89,433	$116,588
Restricted cash	6,743	6,718
Securities owned	17,014	18,927
Receivable from clearing brokers	26,177	12,064
Corporate finance and syndicate receivables—net of allowance for doubtful accounts of $939 and $950, respectively	4,893	5,716
Investments in partnerships and other investments	39,931	43,815
Property and equipment—net of accumulated depreciation and amortization of $105,645 and $102,047, respectively	17,483	20,581
Receivables from related parties—net of allowance for doubtful loans of $2,792 and $2,324, respectively	1,775	2,263
Other intangible assets—net of accumulated amortization of $21,120 and $15,254, respectively	18,601	23,229
Other assets	29,868	31,749
Total assets	$251,918	$281,650

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Securities sold, but not yet purchased	$11,978	$11,537
Payable to clearing brokers	8	13
Accrued compensation	13,785	21,824
Accrued expenses and other liabilities	50,329	48,130
Notes payable	22,310	22,101
Deferred tax liability	5,638	6,144
Total liabilities	104,048	109,749

Commitments and contingencies (See Note 13 to the condensed consolidated financial statements)	—	—

Shareholders’ equity:
Exchangeable common stock—par value $0.01 per share, 6,539,478 and 6,639,478 shares issued and outstanding, respectively	65	66
Common stock—par value $0.01 per share, 100,000,000 shares authorized, 25,837,407 and 25,693,394 shares issued, respectively	258	257
Additional paid-in capital	486,261	484,289
Accumulated deficit	(322,503)	(288,440)
Accumulated other comprehensive loss	(12,419)	(14,745)
Treasury stock—at cost, 688,215 and 1,544,286 shares, respectively	(3,792)	(9,526)
Total shareholders’ equity	147,870	171,901

Total liabilities and shareholders’ equity	$251,918	$281,650

See accompanying notes to unaudited condensed consolidated financial statements.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Investment banking	$14,268	$22,939	$25,294	$34,435
Brokerage	27,743	34,860	57,199	70,994
Asset management	6,445	1,865	9,170	2,214
Interest income	170	1,848	545	4,873
Total revenues	48,626	61,512	92,208	112,516
Interest expense	(340)	(1,498)	(823)	(3,578)
Net revenues	48,286	60,014	91,385	108,938

Expenses excluding interest:
Compensation and benefits	30,061	41,788	60,739	82,177
Brokerage execution, clearance and account administration	6,492	6,394	12,904	12,872
Communications and data processing	4,417	5,735	9,055	11,599
Depreciation and amortization of property and equipment	1,926	1,933	4,529	3,820
Amortization of other intangible assets	2,933	4,371	5,866	7,731
Marketing and promotion	1,520	3,775	3,304	7,822
Occupancy and equipment	4,581	5,274	8,668	10,661
Other expense	7,272	7,630	20,249	15,594
Total expenses excluding interest	59,202	76,900	125,314	152,276

Loss before taxes	(10,916)	(16,886)	(33,929)	(43,338)
Provision for taxes (tax benefit)	(706)	(6,759)	134	(15,406)
Net loss	$(10,210)	$(10,127)	$(34,063)	$(27,932)

Net loss per share:
Basic net loss per share	$(0.31)	$(0.31)	$(1.05)	$(0.85)
Diluted net loss per share	$(0.31)	$(0.31)	$(1.05)	$(0.85)

Weighted average shares used in computation of per share data:
Basic weighted average shares outstanding	32,552	32,519	32,471	32,754
Diluted weighted average shares outstanding	32,552	32,519	32,471	32,754

See accompanying notes to unaudited condensed consolidated financial statements.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2009	2008
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(34,063)	$(27,932)
Non-cash items included in net loss:
Depreciation and amortization of property and equipment	4,529	3,820
Amortization of other intangible assets	5,866	7,731
Share-based compensation expense	9,620	8,034
Deferred tax expense (benefit)	(910)	(7,610)
Provision for doubtful corporate finance and syndicate receivable accounts	520	(34)
Credit for facility lease loss	(383)	—
Deferred rent expense	(30)	(346)
Unrealized and realized loss on investments in partnership and other securities and other investments—net	1,883	2,031
Unrealized and realized loss (gain) on warrants—net	(3,654)	2,964
Interest amortization on notes payable	209	429
Other	32	—
Net effect of changes in operating assets and liabilities—net of effects from acquisition:
Increase in restricted cash	(25)	—
Securities owned and securities sold, but not yet purchased—net	6,792	30,927
Corporate finance and syndicate receivables—net	100	13,810
Distributions from investment partnerships	413	4,792
Other assets	2,065	(6,050)
Receivable from/payable to clearing brokers—net	(13,589)	1,581
Accrued expenses and other liabilities	3,329	(29,685)
Accrued compensation	(8,105)	(47,732)
Net cash used in operating activities	(25,401)	(43,270)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment—net	(1,020)	(2,133)
Acquisition—net of cash received	—	(8,109)
Purchases of investments in partnerships and other investments	(414)	(2,411)
Proceeds from sale of investments in partnerships and other investments	—	40,154
Net cash provided by (used in) investing activities	(1,434)	27,501

CASH FLOW FROM FINANCING ACTIVITIES:
Addition of capital lease obligations	—	145
Repayment of capital lease obligations	(20)	(18)
Repayment of notes payable	—	(4,707)
Cash paid for net settlement of equity awards	(1,914)	(834)
Repurchase or reacquisition of common stock	—	(7,428)
Net cash used in financing activities	(1,934)	(12,842)

Effect of exchange rate changes on cash and cash equivalents	1,614	(893)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(27,155)	(29,504)
CASH AND CASH EQUIVALENTS—Beginning of period	116,588	157,003
CASH AND CASH EQUIVALENTS—End of period	$89,433	$127,499

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$333	$3,016
Cash paid for taxes	$203	$5,327

Non-cash investing activities:
Issuance of common shares and exchangeable common shares for acquisition of Westwind	$—	$107,604
Non-cash financing activities:
Issuance of shares in connection with vested restricted stock units	$3,681	$1,765

See accompanying notes to unaudited condensed consolidated financial statements.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION

Organization

Thomas Weisel Partners Group, Inc., a Delaware corporation, together with its subsidiaries (collectively, the “Company”), is an investment banking firm headquartered in San Francisco, California. The Company operates on an integrated basis and is managed as a single operating segment providing investment services that include investment banking, brokerage, equity research and asset management.

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

•
Thomas Weisel Partners Canada Inc. (“TWPC”) – TWPC is an investment dealer registered in the Canadian provinces of Ontario, Quebec, Alberta, British Columbia, Saskatchewan, Manitoba and Nova Scotia and is a member of the Investment Industry Regulatory Organization of Canada (“IIROC”).

•	Thomas Weisel Partners International Limited (“TWPIL”) – TWPIL is a U.K. securities firm authorized by the Financial Services Authority in the U.K.

TWP, TWPC and TWPIL introduce on a fully disclosed basis proprietary and customer securities transactions to other broker dealers (the “clearing brokers”) for clearance and settlement.

The Company primarily conducts its asset management business through Thomas Weisel Capital Management LLC (“TWCM”), a registered investment adviser under the Investment Advisers Act of 1940, as amended (“the Investment Advisors Act”). TWCM is a general partner of a series of investment funds in venture capital and fund of funds through the following subsidiaries (the “Asset Management Subsidiaries”):

•
Thomas Weisel Global Growth Partners LLC (“TWGGP”) is a registered investment adviser under the Investment Advisers Act and provides fund management and private investor access to venture and growth managers. TWGGP also manages investment funds that are active buyers of secondary interests in private equity funds, as well as portfolios of direct interests in venture-backed companies;

•
Thomas Weisel Healthcare Venture Partners LLC (“TWHVP”) is the managing general partner of a venture capital fund that invests in the emerging life sciences and medical technology sectors, including medical devices, specialty pharmaceuticals, emerging biopharmaceuticals, drug delivery technologies and biotechnology; and

•	Thomas Weisel Venture Partners LLC (“TWVP”) is the managing general partner of a venture capital fund that invests in emerging information technology companies.

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

Management has evaluated subsequent events through August 7, 2009, which is the date that the Company’s financial statements were issued.  No material subsequent events have occurred since June 30, 2009 that required recognition or disclosure in these condensed consolidated financial statements, other than those discussed in Note 4 – Investments in Partnerships and Other Investments, Note 5 – Related Party Transactions and Note 13 – Commitments, Guarantees and Contingencies.

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies – In April 2009, the Financial Accounting Standards Board (“FASB”) issued amending and clarifying guidance over business combinations to address application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance is effective for acquisitions on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted the guidance on January 1, 2009, and the adoption did not have a material impact on the Company’s condensed consolidated statements of financial condition, operations and cash flows.

Determining Whether a Market Is Not Active and a Transaction Is Not Distressed – In April 2009, the FASB issued guidance which provides additional regulation on determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurements. The guidance was effective for interim and annual periods ending after March 15, 2009 and shall be applied prospectively. The Company adopted the guidance on March 31, 2009, and the adoption did not have a material impact on its condensed consolidated statements of financial condition, operations and cash flows.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly – In April 2009, the FASB issued a staff position, which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This staff position also includes guidance for identifying circumstances that indicate a transaction is not orderly. The staff position was effective for interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively. The Company adopted the guidance on June 30, 2009, and the adoption did not have a material impact on its condensed consolidated statements of financial condition, operations and cash flows.

Interim Disclosures about Fair Value of Financial Instruments – In April 2009, the FASB issued guidance pertaining to disclosures of fair value of financial instruments that requires disclosure of fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The guidance was effective for interim reporting periods ending after June 15, 2009.  The Company adopted the guidance on June 30, 2009, and the adoption did not have a material impact on the Company’s condensed consolidated statement of financial condition, operations and cash flows.

Subsequent Events – In May 2009, the FASB issued guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. In particular, the guidance sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The guidance is effective for interim or annual financial periods ending after June 15, 2009 and shall be applied prospectively. The Company adopted the subsequent events guidance on June 30, 2009, and the adoption did not have an impact on its condensed consolidated statements of financial condition, operations and cash flows.

Accounting for Transfers of Financial Assets – In June 2009, the FASB issued guidance to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets, the effects of a transfer on its financial position, financial performance and cash flows, and a transferor’s continuing involvement in transferred financial assets.  This guidance is effective for interim and annual periods ending after November 15, 2009 and shall be applied prospectively. The Company is currently evaluating the impact, if any, that the adoption will have on its consolidated statements of financial condition, operations and cash flows.

Consolidation of Variable Interest Entities – In June 2009, the FASB issued guidance with the objective to amend certain requirements for accounting for the consolidation of variable interest entities (“VIE”) to improve financial reporting by enterprises involved with VIEs and to provide more relevant and reliable information to users of financial statements. This guidance is effective for annual reporting periods beginning after November 15, 2009, and for interim periods within that first annual reporting period. The Company is currently evaluating the impact, if any, that the adoption will have on its consolidated statements of financial condition, operations and cash flows.

FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – In June 2009, the FASB issued guidance with the objective to replace the original hierarchy of accounting principles and to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB. This is to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company is currently evaluating the impact, if any, that the adoption of the guidance will have on its condensed consolidated statements of financial condition, operations and cash flows.

NOTE 3 — SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED

Securities owned and securities sold, but not yet purchased were as follows (in thousands):

	June 30, 2009		December 31, 2008
		Securities Sold, But		Securities Sold, But
	Securities	Not Yet	Securities	Not Yet
	Owned	Purchased	Owned	Purchased
Equity securities	$13,022	$598	$12,095	$1,465
Equity index fund	—	11,380	—	10,072
Convertible bonds	—	—	6,402	—
Warrants	3,992	—	430	—

Total securities owned and securities sold, but not yet purchased	$17,014	$11,978	$18,927	$11,537

At June 30, 2009 and December 31, 2008, securities sold, but not yet purchased were collateralized by securities owned that are held at the clearing brokers.

At June 30, 2009 and December 31, 2008, the Company did not hold securities that cannot be publicly offered or sold unless registration has been affected under the Securities Act, of 1933 as amended (the “Securities Act”), except for warrants.

Warrants are received from time to time as partial payment for investment banking services. The warrants provide the Company with the right to purchase common shares in both public and private companies.  All warrants were non-transferable as of June 30, 2009 and certain of them have restricted periods during which the warrant may not be exercised.

NOTE 4 — INVESTMENTS IN PARTNERSHIPS AND OTHER INVESTMENTS

Investments in partnerships and other investments consisted of the following (in thousands):
	June 30, 2009	December 31, 2008
Investments in partnerships	$28,725	$32,654

Other investments:
Auction rate securities	8,734	8,913
Other	2,472	2,248

Total investments in partnerships and other investments	$39,931	$43,815

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

Some of the Company’s investments in partnerships interests meet the definition of a VIE.  The Company does not consolidate these VIEs because it has determined that the Company is not the primary beneficiary.  For general partnership interests that do not qualify as VIEs, the partnership agreements have established simple majority kick out rights for limited partner interests and therefore the Company does not consolidate the partnerships.

Other Investments

As of June 30, 2009, the Company held auction rate securities (“ARS”) with a par value of $9.7 million and fair value of $8.7 million.  The ARS are variable rate debt instruments, having long-term maturity dates (approximately 25 to 31 years), but whose interest rates are reset through an auction process, most commonly at intervals of 7, 28 and 35 days. The interest earned on these investments is exempt from Federal income tax. All of the Company’s ARS are backed by pools of student loans and were rated either Aaa, Aa3, A1, Ba3 or Baa3 at June 30, 2009 and either Aaa, Aa3 or A1 at December 31, 2008. The Company continues to receive interest when due on its ARS and expects to continue to receive interest when due in the future.  The weighted-average Federal tax exempt interest rate was 0.95% at June 30, 2009.

In 2008, widespread auction failures resulted in a lack of liquidity for these previously liquid securities. As a result, the principal balance of the Company’s ARS will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers and the underwriters establish a different form of financing to replace these securities or final payments come due according to the contractual maturities.  As a result of the auction failures, the Company evaluates the credit risk and liquidity risk associated with the securities and compares the yields on its ARS to similarly rated municipal issues and determined that its ARS had a fair value decline of $0.2 million in the six months ended June 30, 2009.

In July 2009, the Company repurchased at par $13.2 million of ARS that previously had been sold from its account in January 2008 to three customers without those customers’ prior written consent. Similar to its ARS holdings at June 30, 2009, the Company evaluated the credit risk and liquidity risk associated with these securities and compared the yields on these ARS to similarly rated municipal issues.  As a result of this evaluation, the Company determined that these ARS would have a fair value of $12.4 million and recorded a fair value adjustment of $0.8 million in the six months ended June 30, 2009.

NOTE 5 — RELATED PARTY TRANSACTIONS

Receivables from related parties consisted of the following (in thousands):
	June 30, 2009	December 31, 2008
Co-Investment Fund loans to employees and former employees	$3,947	$3,947
Employee loans and other related party receivables	620	640
Less—Allowance for doubtful loans	(2,792)	(2,324)

Total receivables from related parties	$1,775	$2,263

Related Party Loans

Co-Investment Funds – In 2000 and 2001, the Company established an investment program for employees wherein employees who qualified as accredited investors were able to contribute up to 4% of their compensation to private equity funds (the “Co-Investment Funds”). The Co-Investment Funds were established solely for employees of the Company and invested side-by-side with the Company’s affiliates, Thomas Weisel Capital Partners, L.P. (a private equity fund formerly managed by the Company) and Thomas Weisel Venture Partners L.P. As part of this program, the Company made loans to employees for capital contributions to the Co-Investment Funds in amounts up to 400% of employees’ contributions. The Company holds as collateral the investment in the Co-Investment Funds and establishes a reserve that reduces the carrying value of the receivable to the fair value of the collateralized ownership interest of the employees and former employees in the Co-Investment Funds. During the three and six months ended June 30, 2009, the Company increased the reserve related to the Co-Investment Funds by $0.1 and $0.5 million, respectively. There was no change to the reserve during the three and six months ended June 30, 2008. The Company discontinued the investment program for employees in 2002. The Co-Investment Funds did not make any distributions that were credited towards repayment of the loans to employees during both the three and six months ended June 30, 2009 and 2008.

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

In September 2008, the two employees and the Company amended the agreements described above to extend the repayment date of the loans to February 2011.  As of June 30, 2009, the two employees have collectively repaid $0.3 million of their outstanding loan balances in cash and from proceeds they received through the repurchase by the Company of shares of the Company’s common stock held by the employees. As of June 30, 2009, the fair market value of the Company’s common stock held by each of the employees was equal to or greater than the carrying amount of their loans.

Other Transactions

Mr. Weisel, the Company’s Chairman and Chief Executive Officer and certain other employees of the Company from time to time use an airplane owned by Ross Investments Inc. (“Ross”), an entity wholly-owned by Mr. Weisel, for business travel. The Company and Ross have adopted a time-sharing agreement in accordance with Federal Aviation Regulation 91.501 to govern the Company’s use of the Ross aircraft, pursuant to which the Company reimburses Ross for the travel expenses in an amount generally comparable to the expenses the Company would have incurred for business travel on commercial airlines for similar trips. For the three months ended June 30, 2009 and 2008, the Company paid approximately $14,000 and $26,000, respectively, to Ross on account of such expenses. For the six months ended June 30, 2009 and 2008, the Company paid approximately $41,000 and $32,000, respectively, to Ross on account of such expenses. These amounts are included in marketing and promotion expense within the condensed consolidated statements of operations. As of June 30, 2009 and December 31, 2008, the Company did not have any amounts payable to Ross.

In addition, the Company provides personal office services to Mr. Weisel. In accordance with an agreement he has with the Company, Mr. Weisel reimburses the Company for out-of-pocket expenses the Company incurs for such services. Amounts incurred by the Company for these services for both the three months ended June 30, 2009 and 2008 were approximately $73,000. Amounts incurred for the six months ended June 30, 2009 and 2008 were approximately $139,000 and $191,000, respectively. The receivable from Mr. Weisel at June 30, 2009 and December 31, 2008 was approximately $73,000.  The amount outstanding at June 30, 2009 was paid by Mr. Weisel in July 2009.

In 2009, the Company agreed to provide personal office services as needed to Mr. Conacher, its President and Chief Operating Officer.  Mr. Conacher reimburses the Company for the cost of such services and for out-of-pocket expenses it incurs on his behalf.  Amounts incurred by the Company for the three and six months ended June 30, 2009 were approximately $38,000 and $40,000, respectively.  The receivable from Mr. Conacher at June 30, 2009 was approximately $38,000. The amount outstanding at June 30, 2009 was paid by Mr. Conacher in July 2009.

On July 27, 2009, the Company entered into a President Employment Agreement, a Relocation Agreement and a Side Agreement with Mr. Conacher,  The Relocation Agreement sets forth terms and conditions applicable to Mr. Conacher’s relocation from Canada to the Company’s San Francisco office.  Pursuant to the Relocation Agreement, on August 5, 2009, Computershare Trust Company of Canada, the trustee for the trust that distributes Company common stock associated with vesting restricted stock units held by Canadian employees of the Company, purchased from Mr. Conacher 175,000 shares of the Company’s common stock at $4.00 per share, and the Company granted 175,000 options to Mr. Conacher, with an exercise price of $4.00, which will vest in February 2011 and be exercisable until August 2014.

NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS

On January 2, 2008, the Company acquired Westwind Capital Corporation (“Westwind”), a full-service, institutionally oriented, independent investment bank for a purchase price of $156 million.   The Company accounted for its acquisition of Westwind utilizing the purchase method.

The following sets forth the other intangible assets associated with the acquisition of Westwind as of June 30, 2009 (dollar amounts in thousands):

	Cost	Accumulated Amortization	Net Book Value June 30, 2009	Useful Life
Customer relationships	$18,400	$6,645	$11,755	7.5 years
Non-compete agreements	24,033	12,018	12,015	3.0 years
Investment banking backlog	2,600	2,600	—	1.0 year

Total other intangible assets	$45,033	$21,263	$23,770

The difference between the net book value of the other intangible assets presented above and the amount presented within the condensed consolidated statements of financial condition is due to a currency translation adjustment of $5.2 million at June 30, 2009.

The following sets forth the remaining amortization of the other intangible assets based on accelerated and straight-line methods of amortization over the respective useful lives as of June 30, 2009 (in thousands):

Remainder of 2009	$5,866
2010	10,889
2011	2,200
2012	1,720
2013	1,360
Thereafter	1,735

Total amortization	$23,770

Amortization expense related to other intangible assets was $2.9 million and $4.4 million for the three months ended June 30, 2009 and 2008, respectively. Amortization expense related to other intangible assets was $5.8 million and $7.7 million for the six months ended June 30, 2009 and 2008, respectively.

In connection with the allocation of the Westwind purchase price consideration, the Company recorded goodwill of $98.2 million.  Subsequent to the acquisition, the Company experienced a significant decline in its market capitalization which was affected by the uncertainty in the financial markets. Based on the difficult conditions in the business climate and the Company’s perception that the climate was unlikely to change in the near term, the Company recorded a full impairment charge to the goodwill asset of $92.6 million in the third quarter of 2008.  The difference between the goodwill balance recorded on the acquisition date and the amount impaired during the year ended December 31, 2008 is due to a currency translation adjustment of $5.6 million.

NOTE 7 — NOTES PAYABLE

Notes payable consisted of the following (in thousands):
	June 30, 2009		December 31, 2008
	Principal Amount	Carrying Amount	Principal Amount	Carrying Amount

Senior Note, floating mid-term AFR (1) + 2.25% (2)	$13,000	$12,610	$13,000	$12,492
Senior Note, floating mid-term AFR (1) + 2.25% (2)	10,000	9,700	10,000	9,609

Total notes payable	$23,000	$22,310	$23,000	$22,101

(1)	Applicable Federal Rate.

(2)
The Company has recorded the debt principal at a discount to reflect the below-market stated interest rate of these notes at inception. The Company amortizes the discount to interest expense so that the interest expense approximates the Company’s incremental borrowing rate.  The effective interest rates at June 30, 2009 and December 31, 2008 were 4.79% and 3.80%, respectively.

As of June 30, 2009 and December 31, 2008, the fair value for each of the notes payable presented above approximates the carrying value as of June 30, 2009 and December 31, 2008, respectively.

The weighted-average interest rate for notes payable was 4.01% and 5.17% at June 30, 2009 and December 31, 2008, respectively.

The principal balances for the notes payable are due in February 2011.

Subordinated Borrowings

In April 2008, TWP entered into a $25.0 million revolving note and cash subordination agreement with its primary clearing broker and incurs an annual commitment fee of 1.0%, or $0.3 million. The credit period in which TWP could draw on the note ended on April 18, 2009. TWP renewed this agreement on April 30, 2009, and the new credit period expires on April 30, 2010.  As of June 30, 2009, TWP does not have any balances outstanding under this facility.

TWPC has a capital rental arrangement with a Canadian financial institution which is also a member of the IIROC. Under this arrangement, the financial institution provides subordinated loan capital to TWPC out of its capital up to CDN$8.0 million for bought deal underwriting commitments in return for a participation in the underwriting. During the six months ended June 30, 2009, TWPC was provided capital for a bought deal underwriting commitment and as a result incurred a fee of $0.1 million.

Covenants

The Senior Notes include financial covenants including restrictions on additional indebtedness and other liabilities that could cause them to become callable nd requirements that the notes be repaid should the Company enter into a transaction to liquidate or dispose of all or substantially all of its property, business or assets. The Company was in compliance with all covenants at June 30, 2009.

NOTE 8 – FINANCIAL INSTRUMENTS

The Company records financial assets and liabilities at fair value in the condensed consolidated statements of financial condition with unrealized gains (losses) reflected in the condensed consolidated statements of operations.

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

The following is a summary of the fair value of the major categories of financial instruments held by the Company (in thousands):
	June 30, 2009	December 31, 2008
Assets
Securities owned	$17,014	$18,927
Investments in partnerships and other investments	39,931	43,815

Total assets	$56,945	$62,742

Liabilities
Securities sold, but not yet purchased	$11,978	$11,537

Total liabilities	$11,978	$11,537

The following is a summary of the Company’s financial assets and liabilities as of June 30, 2009 that are accounted for at fair value on a recurring basis by level in accordance with the fair value hierarchy described above (in thousands):

	Level 1 (1)	Level 2	Level 3	Total

Assets
Securities owned:
Equity securities	$13,022	$—	$—	$13,022
Warrants	—	—	3,992	3,992

Investments in partnerships and other investments:
Investments in partnerships	—	—	28,725	28,725
Auction rate securities	—	—	8,734	8,734
Other	—	—	2,472	2,472

Total assets	$13,022	$—	$43,923	$56,945

Liabilities
Securities sold, but not yet purchased:
Equity securities	$598	$—	$—	$598
Equity index fund	11,380	—	—	11,380

Total liabilities	$11,978	$—	$—	$11,978

(1)	Included in cash and cash equivalents is approximately $55 million of money market funds that are considered Level I investments in the fair value hierarchy.

The following is a summary of changes in fair value of the Company’s financial assets that have been classified as Level 3 for the three months ended June 30, 2009 (in thousands):

	Warrants		Investments in Partnerships		Auction Rate Securities	Other Investments	Total

Balance—March 31, 2009	$1,789		$30,098		$8,913	$2,616	$43,416

Realized and unrealized gains (losses)—net	2,367		(1,381)		(179)	—	807
Purchases, sales, issuances and settlements—net	(304	)(1)	8	(2)	—	(144)	(440)
Cumulative translation adjustment	140		—		—	—	140
Transfers in	—		—		—	—	—
Transfers out	—		—		—	—	—

Balance—June 30, 2009	$3,992		$28,725		$8,734	$2,472	$43,923

(1)
Warrants are received from time to time as partial payment for investment banking services.  During the three months ended June 30, 2009, the Company exercised $0.5 million of warrants that it held and disposed of them subsequent to exercise.

(2)	Represents the net of contributions to and distributions from investments in partnerships.

The following is a summary of changes in fair value of the Company’s financial assets that have been classified as Level 3 for the six months ended June 30, 2009 (in thousands):

	Warrants		Investments in Partnerships		Auction Rate Securities	Other Investments	Total

Balance—December 31, 2008	$430		$32,654		$8,913	$2,248	$44,245

Realized and unrealized gains (losses)—net	3,182		(4,077)		(179)	165	(909)
Purchases, sales, issuances and settlements—net	247	(1)	148	(2)	—	59	454
Cumulative translation adjustment	133		—		—	—	133
Transfers in	—		—		—	—	—
Transfers out	—		—		—	—	—

Balance—June 30, 2009	$3,992		$28,725		$8,734	$2,472	$43,923

(1)
Warrants are received from time to time as partial payment for investment banking services.  During the six months ended June 30, 2009, the Company exercised $0.6 million of warrants that it held and disposed of them subsequent to exercise.

(2)	Represents the net of contributions to and distributions from investments in partnerships.

During the year ended December 31, 2008, ARS for which the auctions failed and where no secondary market has developed were moved to Level 3, as the assets were subject to valuation using unobservable inputs.  These ARS continued to be classified in Level 3 through June 30, 2009.

The total net unrealized gains (losses) during the three and six months ended June 30, 2009 of $0.8 million and $(0.9) million, respectively, relate to financial assets held by the Company as of June 30, 2009.

Realized and unrealized gains (losses) from investments in partnerships and other investments are included in asset management revenues in the condensed consolidated statements of operations.  Realized and unrealized gains (losses) from securities owned and securities sold, but not yet purchased, except those related to warrants, are included in brokerage revenues in the condensed consolidated statements of operations.

NOTE 9 — NET LOSS PER SHARE

Potential dilutive shares consist of the incremental common stock issuable for outstanding restricted stock units, options and a warrant (both vested and non-vested) using the treasury stock method. Potential dilutive shares are excluded from the computation of net loss per share if their effect is anti-dilutive. The anti-dilutive options totaled 268,549 for both the three and six months ended June 30, 2009. The anti-dilutive options totaled 85,216 for both the three and six months ended June 30, 2008. The anti-dilutive warrant totaled 486,486 shares for both the three and six months ended June 30, 2009, as well as for the three and six months ended June 30, 2008.

NOTE 10 — COMPREHENSIVE LOSS

The following table is a reconciliation of net loss reported in the Company’s condensed consolidated statements of operations to comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net loss	$(10,210)	$(10,127)	$(34,063)	$(27,932)
Currency translation adjustment	3,224	1,070	2,326	(2,804)

Comprehensive loss	$(6,986)	$(9,057)	$(31,737)	$(30,736)

NOTE 11 — SHARE-BASED COMPENSATION

The Third Amended and Restated Thomas Weisel Partners Group, Inc. Equity Incentive Plan (the “Equity Incentive Plan”) provides for awards of non-qualified and incentive stock options, restricted stock and restricted stock units and other share-based awards to officers, directors, employees, consultants and advisors of the Company. At the February 2009 Special Meeting of Shareholders, the shareholders of the Company voted to approve an increase in the number of shares of the Company’s common stock available for awards under the Equity Incentive Plan by 6,000,000 shares. At June 30, 2009 the total number of shares issuable under the Equity Incentive Plan was 17,150,000 shares.  Awards of stock options and restricted stock units reduce the number of shares available for future issuance.  The number of shares available for future issuance under the Equity Incentive Plan at June 30, 2009 was approximately 6,050,000 shares. The Company accounts for share-based compensation at fair value.

Restricted Stock Units

A summary of non-vested restricted stock unit activity for the six months ended June 30, 2009 is presented below:
		Weighted Average
		Grant Date
	Shares	Fair Value
Non-vested—December 31, 2008	7,316,712	$8.58

Issued	3,075,077	3.10
Vested	(1,154,839)	12.12
Cancelled	(347,581)	5.51

Non-vested—June 30, 2009	8,889,369	$6.35

The fair value of the shares vested during the three and six months ended June 30, 2009 was $1.2 million and $4.8 million, respectively. The fair value of the shares vested during the three and six months ended June 30, 2008 was $44,700 and $7.5 million, respectively.

As of June 30, 2009, there was $37.4 million of total unrecognized compensation expense related to non-vested restricted stock unit awards. This cost is expected to be recognized over a weighted-average period of 2.4 years.

During the three and six months ended June 30, 2009 the Company recorded $5.2 million and $9.6 million, respectively, in non-cash compensation expense with respect to grants of restricted stock units. During the three and six months ended June 30, 2008 the Company recorded $4.1 million and $8.0 million, respectively, in non-cash compensation expense with respect to grants of restricted stock units.

NOTE 12 — INCOME TAXES

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the financial reporting and tax basis of its assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized.

During the year ended December 31, 2008, the Company determined that it was more-likely-than-not that its U.S. deferred tax assets would not be realized.  The Company made this determination primarily based on the significant losses it incurred in 2008 as a result of the severe economic downturn and its effect on the capital markets. As of June 30, 2009, the Company continued to carry a full valuation allowance on its U.S. and U.K. deferred tax assets due to continued losses incurred during the six months ended June 30, 2009.

The Company’s effective tax rate for the three and six months ended June 30, 2009 was 6.5% and (0.4)%, respectively. The Company’s effective tax rate for the three and six months ended June 30, 2008 was 40.0% and 35.5%, respectively. The tax provision for the six months ended June 30, 2009 relates to the Company’s operations in Canada. The change in the effective tax rate is primarily due to the increase in the valuation allowance associated with the U.S. net operating losses incurred during the three and six months ended June 30, 2009.

NOTE 13 — COMMITMENTS, GUARANTEES AND CONTINGENCIES

Commitments

Lease Commitments

The Company leases office space and computer equipment under non-cancelable operating leases which extend to 2016 and which may be extended as prescribed under renewal options in the lease agreements. The Company has entered into several non-cancelable sub-lease agreements for certain facilities or floors of facilities which are co-terminus with the Company’s lease for the respective facilities or floors of facilities.  Facility and computer equipment lease expenses charged to operations for the three months ended June 30, 2009 and 2008 was $3.3 million and $4.0 million, respectively, net of sublease income of $0.9 million and $1.0 million, respectively. Facility and computer equipment lease expenses charged to operations for the six months ended June 30, 2009 and 2008 was $6.8 million and $8.2 million, respectively, net of sublease income of $1.6 million and $1.9 million, respectively.

At June 30, 2009, the Company had a lease loss liability of $7.0 million related to office space that it vacated in 2008 and in prior years.  The lease loss liability was estimated as the net present value of the difference between lease payments and receipts under expected sublease agreements.

Fund Capital Commitments

At June 30, 2009, the Company’s Asset Management Subsidiaries had commitments to invest in affiliated investment partnerships. These commitments are generally called as investment opportunities are identified by the underlying partnerships.  The Company’s Asset Management Subsidiaries’ commitments at June 30, 2009 were as follows (in thousands):

Global Growth Partners I	$414
Global Growth Partners II	352
Global Growth Partners IV (S)	287
Healthcare Venture Partners	241

Total Fund Capital Commitments	$1,294

In addition to the commitments set forth in the table above, the Company has committed $8.3 million to investments in unaffiliated funds. Through June 30, 2009, the Company has funded $4.3 million of these commitments and the Company’s remaining unfunded commitment as of June 30, 2009 was $4.0 million. These commitments may be called in full at any time.

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

In February 2009, the Company recorded a loss of approximately $5.1 million due to a customer who failed to pay for several equity purchases that the Company executed at the customer’s request.  Based on the Company’s agreement with its primary clearing broker, the Company was required to settle and pay for those transactions on the customer’s behalf. The Company recorded the loss in bad debt expense which is included in other expense in the condensed consolidated statements of operations.  The Company believes the loss was incurred as a result of fraudulent activity on the part of the customer and is vigorously pursuing that customer for the losses incurred upon liquidating those positions.

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

Guaranteed Compensation

The Company has entered into guaranteed compensation agreements, and obligations under these agreements are being accrued ratably over the related service period. Total unaccrued obligations at June 30, 2009 for services to be provided subsequent to June 30, 2009 were $2.3 million.

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

Additionally, the Company will record receivables for insurance recoveries for legal settlements and expenses when such amounts are covered by insurance and recovery of such losses or costs are considered probable of recovery.  These amounts will be recorded as other assets in the condensed consolidated statements of financial condition and will reduce other expense to the extent such losses or costs have been incurred, in the condensed consolidated statements of operations.

The following discussion describes significant developments with respect to the Company’s litigation matters that have occurred subsequent to December 31, 2008.

Updated Matters

Auction Rate Securities – The Company has received inquiries from FINRA requesting information concerning purchases through the Company of ARS by Private Client Services customers.  Based upon press reports, approximately forty firms, including the Company, have received inquiries from the Enforcement Department of FINRA regarding retail customer purchases through those firms of ARS.  The Company is cooperating with FINRA while it conducts its investigation.  The Company notes that a number of underwriters of ARS entered into settlements with the SEC and other regulators in connection with those underwriters’ sales and underwriting practices.  The Company did not, at any time, underwrite ARS or manage the associated auctions.  In connection with such auctions, the Company merely served as agent for its customers when buying in auctions managed by those underwriters.  Accordingly, the Company distinguishes its conduct from such underwriters and is prepared to assert these and other defenses should FINRA seek to bring an action in the future.  Nevertheless, there can be no assurance that FINRA will not take regulatory action.

On July 23, 2009, the staff of the Enforcement Department of FINRA (the “Staff”) advised the Company, that the Staff has made a preliminary determination to recommend disciplinary action in connection with the Company’s transactions in ARS on behalf of its customers, including transactions for and with the Company. The Staff’s recommendation involves potential violations of FINRA and Municipal Securities Rulemaking Board rules and certain anti-fraud and other provisions of the federal securities laws in connection with the purchase and sales of ARS and certain statements and disclosures made in connection with those purchases and sales. A Staff preliminary determination is neither a formal allegation nor is it evidence of wrongdoing. The Company now has the opportunity to provide its perspective on relevant events and alleged conduct and to address issues raised prior to any formal action being taken.

The Company is continuing to work with the Staff to bring this matter to a close as expeditiously as practicable and, as applicable, will provide the Staff with legal and factual arguments relating to the preliminary determination, but there can be no assurance that those efforts will be successful or that a disciplinary proceeding will not be brought. The Company is prepared to contest vigorously any formal disciplinary action that would result in a censure, fine, or other sanction that could be material to its business, financial position or results of operations. If FINRA were to institute disciplinary action, it is possible that such action could result in a material adverse effect on the Company’s business, financial position or results of operations. However, the Company is unable to determine at this time the impact of the ultimate resolution of this matter.

In addition to the FINRA investigation, the Company has been named (along with two employees) in a FINRA arbitration filed by one of its retail customers who purchased ARS as part of his 401(k) Profit Sharing Plan account.  The amount of the claim in that matter is not material to the Company.  The Company has filed its answer to the customer’s complaint, and the parties will now proceed toward discovery.  The Company believes it has meritorious defenses to the action and intends to vigorously defend such action as it applies to the Company. The Company has also received notice of a second FINRA arbitration filed by another one of its retail clients who purchased ARS as part of his account. The Company is currently reviewing and investigating the claim and will file its formal response. The Company believes it has it has meritorious defenses to this action as well and will vigorously defend such action.

While the Company’s review of the need and amount for any loss contingency reserve has led the Company to conclude that, based upon currently available information, it has adequately established a provision for loss contingencies related to ARS matters, the Company is not able to predict with certainty the outcome of any such matters, nor the amount if any, of an eventual settlement or judgment.

   In re Initial Public Offering Securities Litigation – The Company is a defendant in several purported class actions brought against numerous underwriters in connection with certain initial public offerings in 1999 and 2000. These cases have been consolidated in the United States District Court for the Southern District of New York and generally allege that underwriters accepted undisclosed compensation in connection with the offerings, entered into arrangements designed to influence the price at which the shares traded in the aftermarket and improperly allocated shares in these offerings. The actions allege violations of Federal securities laws and seek unspecified damages. Of the 310 issuers named in these cases, the Company acted as a co-lead manager in one offering, a co-manager in 32 offerings, and as a syndicate member in 10 offerings. The Company has denied liability in connection with these matters. On June 10, 2004, plaintiffs entered into a definitive settlement agreement with respect to their claims against the issuer defendants and the issuers’ present or former officers and directors named in the lawsuits, however, approval of the proposed settlement remains on hold pending the resolution of the class certification issue described below. By a decision dated October 13, 2004, the Federal district court granted plaintiffs’ motion for class certification, however, the underwriter defendants petitioned the U.S. Court of Appeals for the Second Circuit to review that certification decision. On December 5, 2006 the Second Circuit vacated the district court’s class certification decision, and the plaintiffs subsequently petitioned the Second Circuit for a rehearing. On April 6, 2007, the Second Circuit denied the rehearing request.  In May 2007, the plaintiffs filed a motion for class certification on a new basis and subsequently scheduled discovery.  In April 2009, the parties entered into a comprehensive settlement agreement that has been submitted to the Court (which is subject to, among other things, approval by the Court) that the Company believes will result in the resolution of this matter for an amount that will be covered by its relevant insurance policies. Settlement papers have been signed by the Court, and the insurance carriers have been notified and are prepared to make payment on the Company’s behalf on or before the court determined August 27, 2009 payment date.

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

In re Netlist, Inc. Securities Litigation – The Company has been named as a defendant in an amended complaint for a purported class action lawsuit filed in November 2007 in connection with the initial public offering of Netlist in November 2006 where the Company acted as a lead manager.  The amended complaint, filed in the United States District Court for the Central District of California, alleges violations of federal securities laws against Netlist, various officers and directors as well as Netlist’s underwriters, including the Company, based on alleged misstatements and omissions in the disclosure documents for the offering.  The complaint essentially alleges that the registration statement relating to Netlist’s initial public offering was materially false and misleading.  The Company denies liability in connection with this matter and has filed a motion to dismiss that was granted without prejudice by the court.  Plaintiffs have now filed an amended complaint and the Company has now filed another motion to dismiss. The Company believes it has meritorious defenses to the action and intends to vigorously defend such action as it applies to the Company.

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

NOTE 14 — FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK, CREDIT RISK OR MARKET RISK

The majority of the Company’s transactions, and consequently the concentration of its credit exposure, is with its clearing brokers. The clearing brokers are also the primary source of short-term financing for both securities purchased and securities sold, not yet purchased by the Company. The securities owned by the Company may be pledged by the clearing brokers. The amount receivable from or payable to the clearing brokers in the Company’s condensed consolidated statements of financial condition represent amounts receivable or payable in connection with the trading of proprietary positions and the clearance of customer securities transactions. As of June 30, 2009 and December 31, 2008, the Company’s cash on deposit with the clearing brokers was not collateralizing any liabilities to the clearing brokers.

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

The Company’s trading activities include providing securities brokerage services to institutional and retail clients. To facilitate these customer transactions, the Company purchases proprietary securities positions (“long positions”) in equity securities, convertible, other fixed income securities and equity index funds. The Company also enters into transactions to sell securities not yet purchased (“short positions”), which are recorded as liabilities in the condensed consolidated statements of financial condition. The Company is exposed to market risk on these long and short securities positions as a result of decreases in market value of long positions and increases in market value of short positions. Short positions create a liability to purchase the security in the market at prevailing prices. Such transactions result in off-balance sheet market risk as the Company’s ultimate obligation to satisfy the sale of securities sold not yet purchased may exceed the amount recorded in the condensed consolidated statements of financial condition. To mitigate the risk of losses, these securities positions are marked to market daily and are monitored by management to ensure compliance with limits established by the Company. The associated interest rate risk of these securities is not deemed material to the Company.

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

TWPC is a registered investment dealer in Canada and is subject to the capital requirements of the IIROC.  In addition, TWPIL is a registered U.K. broker-dealer and is subject to the capital requirements of the Financial Securities Authority.

The table below summarizes the minimum capital requirements for the Company’s broker-dealer subsidiaries as of June 30, 2009 (in thousands):

	Required Net Capital	Net Capital	Excess Net Capital
TWP	$1,000	$36,136	$35,136
TWPC	215	14,323	14,108
TWPIL	1,673	1,915	242

Total	$2,888	$52,374	$49,486

NOTE 16 — SEGMENT INFORMATION

The following table represents net revenues by geographic area (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
United States	$36,376	$51,129	$65,939	$92,664
Other countries	11,910	8,885	25,446	16,274

Total net revenue	$48,286	$60,014	$91,385	$108,938

No single customer accounted for more than 10% of the Company’s net revenues during the three or six months ended June 30, 2009. During the three months ended June 30, 2008, brokerage revenue received from a single customer accounted for 10.6% of the Company’s net revenues.  No single customer accounted for 10% or more of the Company’s net revenues during the six months ended June 30, 2008.

Net revenues from countries other than the United States consist primarily of net revenues from Canada. Net revenues from Canada during the three and six months ended June 30, 2009 accounted for 79% and 80%, respectively, of net revenues from other countries and during the three and six months ended June 30, 2008 accounted for 100% and 83%, respectively, of net revenues from other countries.

The following table represents long lived assets by geographic area based on the physical location of the assets (in thousands):

	June 30, 2009	December 31, 2008

United States	$14,130	$17,261
Other countries	3,353	3,320

Total long lived assets—net	$17,483	$20,581

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended (“the Exchange Act”),  and Section 21E of the Exchange Act, as amended.  In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “predict”, “potential”, “intend” or “continue”, the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include expectations as to our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined in Part I, Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and in Part II, Item 1A – “Risk Factors” of this Quarterly Report on Form 10-Q.

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

Forward-looking statements include, but are not limited to, the following:

•	Our statements in Part I, Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that –

o
we expect to expand our trading in Canadian securities as our energy and mining analysts begin to make a greater impact on our U.S. and European accounts, and we will be hiring U.S. based energy bankers and analysts to capitalize on our capabilities in these sectors;

o	we expect the electronic trading and commission sharing programs to increase our market share of the expanding volume of shares traded by institutional clients through alternative trading platforms;

o	we currently plan to continue to selectively hire senior professionals, particularly in revenue generating areas, in the belief that it will lead to a higher level of revenue productivity;

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

We are exposed to volatility and trends in the general securities market and the economy. In the latter half of 2007, uncertainty and turmoil in the global financial markets began to impact our capital markets activity.  In 2008 and through the first six months of 2009, we experienced a dramatic slowdown in the capital markets that led to a significant decline in the number of our investment banking transactions. As transactions declined, it was important for us to align out costs with expected revenues to maintain our capital.

During 2008, we took significant steps to reduce our cost structure and reshape our operations in an effort to preserve capital, retain key personnel and position the Company to take advantage of the dislocation in the marketplace when capital market activity returned. The most significant of these measures has been the reduction in our headcount.  During 2009, we reduced our headcount by approximately 110 employees, which follows a net headcount reduction in 2008 of approximately 200 employees.  As of July 31, 2009, we had approximately 455 employees, a 40% reduction from the beginning of 2008.

In addition to the headcount reductions, as a cost saving measure, we reduced base salaries for employees with titles of Vice President and above by 10%, including our Chief Executive Officer, President and our other executive officers, and we reduced the base compensation for non-employee directors from $75,000 to $50,000, effective January 1, 2009.  Although we believe our professionals to be our most important asset, and their compensation and benefits have been our most significant expenditure, we undertook these reductions in an effort to align this expenditure to revenues.

In an effort to position ourselves to take advantage of the dislocation in the marketplace when the capital markets activity returns, we continue to recruit high quality talent who possess deep relationships.  Since the beginning of 2008, we have hired 11 senior investment banking and 21 senior brokerage professionals, many of which came from bulge bracket firms. Over this challenging period we have maintained the same number of banking calling officers through which we expect to engage clients and generate revenues as conditions improve.

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

The following table provides a summary of our results of operations (dollar amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
Net revenues	$48,286	$60,014	(19.5)%	$91,385	$108,938	(16.1)%
Loss before taxes	(10,916)	(16,886)	(35.4)	(33,929)	(43,338)	(21.7)
Net loss	(10,210)	(10,127)	0.8	(34,063)	(27,932)	22.0

Net loss per share:
Basic net loss per share	$(0.31)	$(0.31)		$(1.05)	$(0.85)
Diluted net loss per share	$(0.31)	$(0.31)		$(1.05)	$(0.85)

Revenues

The following table sets forth our revenues, both in dollar amounts and as a percentage of net revenues (dollar amounts in thousands):
	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
Revenues:
Investment banking	$14,268	$22,939	(37.8)%	$25,294	$34,435	(26.5)%
Brokerage	27,743	34,860	(20.4)	57,199	70,994	(19.4)
Asset management	6,445	1,865	nm (1)	9,170	2,214	nm
Interest income	170	1,848	(90.8)	545	4,873	(88.8)

Total revenues	48,626	61,512	(20.9)	92,208	112,516	(18.0)
Interest expense	(340)	(1,498)	(77.3)	(823)	(3,578)	(77.0)

Net revenues	$48,286	$60,014	(19.5)%	$91,385	$108,938	(16.1)%

Percentage of net revenues:
Investment banking	29.5%	38.2%		27.7%	31.6%
Brokerage	57.5	58.1		62.6	65.2
Asset management	13.3	3.1		10.0	2.0
Interest income	0.4	3.1		0.6	4.5

Total revenues	100.7	102.5		100.9	103.3
Interest expense	(0.7)	(2.5)		(0.9)	(3.3)

Net revenues	100.0%	100.0%		100.0%	100.0%

(1)	Not meaningful.

Investment Banking Revenue

Our investment banking revenue includes (i) management fees, underwriting fees, selling concessions and agency placement fees earned through our participation in public offerings and private placements of equity and debt securities, including convertible debt, (ii) fees earned as a strategic advisor in mergers and acquisitions and similar transactions and (iii) the value of warrants received as partial payment for investment banking services. Investment banking revenues are typically recognized at the completion of each transaction. Underwriting revenues are presented net of related expenses. Unreimbursed expenses associated with private placement and advisory transactions are recorded as non-compensation expenses.

The following table sets forth our investment banking revenues and the number of investment banking transactions (dollar amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
Investment banking revenue:
Capital raising	$8,132	$13,854	(41.3)%	$16,733	$21,242	(21.2)%
Strategic advisory	6,136	9,085	(32.5)	8,561	13,193	(35.1)

Total investment banking revenue	$14,268	$22,939	(37.8)%	$25,294	$34,435	(26.5)%

Investment banking transactions:
Capital raising	21	26		32	45
Strategic advisory	7	6		11	10

Total investment banking transactions	28	32		43	55

Average revenue per transaction	$510	$717		$588	$626

 Three Months Ended June 30, 2009 versus 2008 — Investment banking revenue decreased $8.7 million in the three months ended June 30, 2009 from 2008.  Our average revenue per transaction decreased to $0.5 million during the three months ended June 30, 2009 from $0.7 million in 2008. During the three months ended June 30, 2009 and 2008 we closed 28 and 32 investment banking transactions, respectively. The change in our number of transactions is primarily due to the decline in capital raising activity. During the three months ended June 30, 2009 and 2008, 42.3% and 30.6%, respectively, of our investment banking revenue was earned from the five largest transactions during the respective periods.

Capital raising revenue accounted for 57% and 60% of our investment banking revenue in the three months ended June 30, 2009 and 2008, respectively. Capital raising revenue decreased $5.7 million to $8.1 million in the three months ended June 30, 2009 from 2008. Our average revenue per capital raising transaction decreased to $0.3 million during the three months ended June 30, 2009 from $0.5 million in 2008. Our results highlight the benefit of our diversified sector strategy as in the first quarter of 2009, the majority of our capital raising revenue was a result of transactions in our mining sector while in the second quarter of 2009, the majority of our capital raising revenue was a result of transactions in our technology sector.

Strategic advisory revenue accounted for 43% and 40% of our investment banking revenue in the three months ended June 30, 2009 and 2008, respectively. Strategic advisory revenue decreased $2.9 million to $6.1 million in the three months ended June 30, 2009 from 2008. Our average revenue per strategic advisory transaction decreased to $0.9 million during the three months ended June 30, 2009 from $1.5 million in 2008.

Six Months Ended June 30, 2009 versus 2008 — Investment banking revenue decreased $9.1 million in the six months ended June 30, 2009 from 2008. Our average revenue per transaction was $0.6 million during both the six months ended June 30, 2009 and 2008. During the six months ended June 30, 2009 and 2008 we closed 43 and 55 investment banking transactions, respectively. The change in our number of transactions is primarily due to the decline in capital raising activity. During the six months ended June 30, 2009 and 2008, 41.8% and 23.2%, respectively, of our investment banking revenue was earned from the five largest transactions during the respective periods. During the six months ended June 30, 2009 our investment banking revenue included $5.4 million of revenue generated from a single capital raising transaction.

Capital raising revenue accounted for 66% and 62% of our investment banking revenue in the six months ended June 30, 2009 and 2008, respectively. Capital raising revenue decreased $4.5 million to $16.7 million in the six months ended June 30, 2009 from 2008. Our average revenue per capital raising transaction was $0.5 million during both the six months ended June 30, 2009 and 2008. Our results highlight the benefits of our diversified sector strategy as in the first quarter of 2009 the majority of  our capital raising revenue was a result of transactions in our mining sector while in the second quarter of 2009 majority of our capital raising revenue was a result of transactions in our technology sector.

Strategic advisory revenue accounted for 34% and 38% of our investment banking revenue in the six months ended June 30, 2009 and 2008, respectively. Strategic advisory revenue decreased $4.6 million to $8.6 million in the six months ended June 30, 2009 from 2008. Our average revenue per strategic advisory transaction decreased to $0.8 million during the six months ended June 30, 2009 from $1.3 million in 2008.

Brokerage Revenue

Our brokerage revenue includes (i) commissions paid by customers for brokerage transactions in equity securities, (ii) spreads paid by customers on convertible debt securities, (iii) trading gains (losses) which result from market making activities from our commitment of capital to facilitate customer transactions and from proprietary trading activities relating to our convertible debt and special situations trading groups, (iv) advisory fees paid to us by high-net-worth individuals and institutional clients of our private client services group, which are generally based on the value of the assets we manage and (v) fees paid to us for equity research.

The concentration in brokerage revenue among our ten largest brokerage clients was 28% and 52% for the three months ended June 30, 2009 and 2008, respectively, which represents approximately $7.7 million and $18.1 million of brokerage revenue, respectively. The concentration in brokerage revenue among our ten largest brokerage clients was 28% and 35% for the six months ended June 30, 2009 and 2008, respectively, which represents approximately $16.0 million and $24.8 million of brokerage revenue, respectively.

Three and Six Months Ended June 30, 2009 versus 2008 — Brokerage revenue decreased by $7.1 million and $13.8 million in the three and six months ended June 30, 2009 from 2008, respectively. The decrease in brokerage revenues was primarily attributable to lower revenue from our institutional business in the United States due to a reduction in our average daily volume of shares traded for our customers.

The combined average daily volume on the New York Stock Exchange and the Nasdaq was approximately 3.8 billion shares during both the three and six months ended June 30, 2009, an increase of 14.6% and 2.7% from the three and six months ended June 30, 2008, respectively. Our combined average daily customer trading volume decreased 14.8% and 6.5%, respectively, for the three and six months ended June 30, 2009 from 2008.

We have taken steps over the past year, including broadening our geographic coverage and developing our product offerings within electronic trading, to attract and retain trading volume from customers who are shifting away from utilizing full-service brokerage services and increasing their use of alternative trading systems.

Asset Management Revenue

Our asset management revenue includes (i) fees from investment partnerships we manage, (ii) realized and unrealized gains (losses) on investments in private equity partnerships which are primarily allocations of the appreciation and depreciation in fair value of the underlying partnership investments, (iii) fees we earn from the management of equity distributions received by our clients, (iv) other asset management-related realized and unrealized gains (losses) on investments not associated with private equity partnerships and (v) realized and unrealized gains (losses) on warrants received as partial payment for investment banking services. Our investments in partnerships include the following private investment funds: Thomas Weisel Capital Partners (“TWCP”), Thomas Weisel Global Growth Partners (“TWGGP”) Thomas Weisel Healthcare Venture Partners (“TWHVP”) and Thomas Weisel Venture Partners (“TWVP”).

The following table sets forth our asset management revenues (dollar amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
Asset management revenue:
Management fees	$3,333	$3,469	(3.9)%	$6,923	$7,129	(2.9)%
Investments in partnerships realized and unrealized gains (losses)—net	151	331	(54.3)	(1,698)	(1,758)	(3.4)
Other securities realized and unrealized gains (losses)—net	2,961	(1,935)	nm	3,945	(3,157)	nm

Total asset management revenue	$6,445	$1,865	nm	$9,170	$2,214	nm

Three Months Ended June 30, 2009 versus 2008 — Investments in partnerships realized and unrealized gains (losses) were as follows (dollar amounts in thousands):

	Three Months Ended June 30,
	2009	2008	% Change
Investments in partnerships realized and unrealized gains (losses):
TWCP	$(387)	$(396)	(2.2)
TWGGP	(211)	(76)	nm
TWHVP	(961)	1,487	nm
TWVP	(251)	(1,002)	(74.9%)
Other	1,961	318	nm

Total investments in partnerships realized and unrealized gains (losses)	$151	$331	(54.3)%

Net realized and unrealized investment gains during the three months ended June 30, 2009 were due to our interest in a partnership which has invested in a privately held company that experienced significant growth in its operating results since our interest was acquired at the beginning of 2008. This gain was offset by realized and unrealized losses attributable to our partnership interests in private portfolio companies caused by both downward valuations of those companies seeking capital in the current environment and declining operating results.

We recorded net investment gains in other securities of $3.0 million in the three months ended June 30, 2009 compared to net investment losses of $1.9 million in 2008 primarily due to an increase in unrealized and realized gains on warrants during the three months ended June 30, 2009.

Six Months Ended June 30, 2009 versus 2008 — Investments in partnerships realized and unrealized gains (losses) were as follows (dollar amounts in thousands):

	Six Months Ended June 30,
	2009	2008	% Change
Investments in partnerships realized and unrealized gains (losses):
TWCP	$(1,292)	$(460)	nm
TWGGP	(573)	(89)	nm
TWHVP	(1,584)	(1,141)	38.8%
TWVP	(1,604)	(279)	nm
Other	3,355	211	nm

Total investments in partnerships realized and unrealized gains (losses)	$(1,698)	$(1,758)	(3.4)%

Net realized and unrealized investment gains during the six months ended June 30, 2009 were due to our interest in a partnership which has invested in a privately held company that experienced significant growth in its operating results since our interest was acquired at the beginning of 2008. This gain was offset by realized and unrealized losses attributable to our partnership interests in private portfolio companies caused by both downward valuations of those companies seeking capital in the current environment and declining operating results.

We recorded net investment gains in other securities of $3.9 million in the six months ended June 30, 2009 compared to net investment losses of $3.2 million in 2008 primarily due to an increase in unrealized and realized gains on warrants during the six months ended June 30, 2009.

Net Revenues by Geographic Segment

The following table sets forth our net revenues by geographic segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
United States	$36,376	$51,129	$65,939	$92,664
Other countries	11,910	8,885	25,446	16,274

Total net revenue	$48,286	$60,014	$91,385	$108,938

No single customer accounted for more than 10% of net revenues during the three and six months ended June 30, 2009. During the three months ended June 30, 2008, brokerage revenue received from a single customer accounted for 10.6% of net revenues.  No single customer accounted for 10% or more of net revenues during the six months ended June 30, 2008.

Net revenues from countries other than the United States consist primarily of net revenues from Canada. Net revenues from Canada during the three and six months ended June 30, 2009 accounted for 79% and 80%, respectively, of net revenues from other countries and during the three and six months ended June 30, 2008 accounted for 100% and 83%, respectively, of net revenues from other countries.

Expenses Excluding Interest

The following table sets forth information relating to our expenses excluding interest, both in dollar amounts and as a percentage of net revenues (dollar amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
Expenses excluding interest:
Compensation and benefits expense	$30,061	$41,788	(28.1)%	$60,739	$82,177	(26.1)%
Non-compensation expense	29,141	35,112	(17.0)	64,575	70,099	(7.9)

Total expenses excluding interest	$59,202	$76,900	(23.0)%	$125,314	$152,276	(17.7)%

Percentage of net revenues:
Compensation and benefits expense	62.3%	69.6%		66.5%	75.5%
Non-compensation expense	60.3	58.5		70.6	64.3

Total	122.6%	128.1%		137.1%	139.8%

Average number of employees	504	647		517	660

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

Share-based awards constitute a portion of our compensation expense, and as a general matter, vest over a three or four-year service period, are subject to continued employment and, accordingly, are recorded as non-cash compensation expense ratably over the service period beginning on the date of grant. As a result, our aggregate compensation expense has been, and will continue to be, impacted as we recognize multiple years of share-based compensation expense associated with the vesting of prior year grants. During the six months ended June 30, 2009, 2,753,000 restricted stock unit equity awards were granted to employees in conjunction with our 2008 discretionary bonus plan. Additionally, during the six months ended June 30, 2009, 322,000 performance-based restricted stock unit equity awards were granted to employees as part of our regular hiring process. As of June 30, 2009, there was $37.4 million of unrecognized compensation expense related to non-vested restricted stock unit awards, which is expected to be recognized over a weighted-average period of 2.4 years.

Since January 2009, we have reduced our total headcount by approximately 19% as part of our ongoing efforts to reduce our operating costs in order to mitigate the effect of the decline in revenues. In addition, base salaries for employees with titles of Vice President and above were reduced by 10%, including our Chief Executive Officer, President and our other executive officers, and we reduced the base compensation for non-employee directors from $75,000 to $50,000, effective as of January 1, 2009.  These reductions in headcount and base salaries are expected to result in a further decrease in our compensation and benefits expense in future periods.

Three Months Ended June 30, 2009 versus 2008 — Compensation and benefits expense decreased $11.7 million in the three months ended June 30, 2009 from 2008. This change was the result of a decrease in salary, commissions, bonus and related taxes and benefits expense of $4.5 million, $1.7 million, $4.9 million and $0.8 million, respectively, due to the 40% reduction in our headcount from January 2, 2008 through July 2009. The number of employees at June 30, 2009 and 2008 were 502 and 647, respectively.

Six Months Ended June 30, 2009 versus 2008 — Compensation and benefits expense decreased $21.4 million in the six months ended June 30, 2009 from 2008. This change was the result of a decrease in salary, commissions, bonus and related taxes and benefits expense of $9.9 million, $2.5 million, $6.7 million and $2.6 million, respectively, due to the 40% reduction in our headcount from January 2, 2008 through July 2009. The number of employees at June 30, 2009 and 2008 were 502 and 647, respectively.

Non-Compensation Expenses

Our non-compensation expenses include (i) brokerage execution, clearance and account administration, (ii) communications and data processing, (iii) depreciation and amortization of property and equipment, (iv) amortization of other intangible assets, (v) goodwill impairment, (vi) marketing and promotion, (vii) occupancy and equipment and (viii) other expenses.

Our expense reduction initiatives are reflective in our non-compensation expenses, which totaled $29.1 million in the three months ended June 30, 2009, representing a 17% decline from the three months ended June 30, 2008 expense of $35.1 million, and an 18% decline from the three months ended March 31, 2009 expense of $35.4 million.

Three Months Ended June 30, 2009 versus 2008 — Non-compensation expense decreased $7.7 million in the three months ended June 30, 2009 from 2008.  Marketing and promotion expense decreased $2.3 million primarily due to a reduction of client related employee travel expenses. Communications and data processing expense and other expense decreased $1.3 million and $2.1 million, respectively, primarily due to decreased employee communication expenses related to the reduction of headcount and the consolidation our service providers. Amortization of intangible assets decreased $1.4 million due to the use of an accelerated method of amortization and the full amortization of our investment banking backlog intangible in the fourth quarter of 2008.

Six Months Ended June 30, 2009 versus 2008 — Non-compensation expense decreased $5.5 million in the six months ended June 30, 2009 from 2008.  The decrease is primarily in marketing and promotion expense, occupancy and equipment expense, communications and data processing expense and amortization of intangible assets of $4.5 million, $2.0 million, $2.5 million and $1.9 million, respectively. Marketing and promotion expense decreased primarily due to a reduction of client related employee travel. Occupancy and equipment expense decreased primarily due to exiting or subletting offices in India, New York and San Francisco during 2008. Communications and data processing expenses decreased primarily due to the reduction of headcount and the consolidation our service providers. Amortization of intangible assets decreased due to the use of an accelerated method of amortization and the full amortization of our investment banking backlog intangible in the fourth quarter of 2008. This decrease is offset by a loss of approximately $5.1 million due to a customer who failed to pay for several equity purchases that we executed at the customer’s request.  Based on our agreement with our primary clearing broker, we were required to settle and pay for those transactions on the customer’s behalf.

Provision for Taxes

We account for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the financial reporting and tax basis of our assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized.

During the year ended December 31, 2008, we determined that it was more-likely-than-not that our U.S. deferred tax assets would not be realized.  We made this determination primarily based on the significant losses we incurred in 2008 as a result of the severe economic downturn and its effect on the capital markets. As of June 30, 2009, we continued to carry a full valuation allowance on our U.S. and U.K. deferred tax assets due to continued losses incurred during the six months ended June 30, 2009.

Our effective tax rate for the three and six months ended June 30, 2009 was 6.5% and (0.4)%, respectively. Our effective tax rate for the three and six months ended June 30, 2008 was 40.0% and 35.5%, respectively. The tax provision for the six months ended June 30, 2009 relates to our operations in Canada. The change in the effective tax rate is due to the valuation allowance associated with the U.S. net operating losses incurred during the three and six months ended June 30, 2009.

Liquidity and Capital Resources

We believe that our current level of equity capital, current cash balances, funds anticipated to be provided by operating activities and funds available to be drawn under temporary loan agreements, will be adequate to meet our liquidity and regulatory capital requirements for the next 12 months.

Cash Flows

Cash and cash equivalents were $89.4 million at June 30, 2009, a decrease of $27.2 million from $116.6 million at December 31, 2008.

Operating activities used $25.1 million of cash and cash equivalents during the six months ended June 30, 2009.  Our net loss excluding non-cash items contributed $15.1 million to the decrease in cash.  Additionally in February 2009, we made aggregate cash bonus payments to our employees of $21.7 million. The overall decrease in cash is partially offset by a decrease in our net securities owned positions, primarily due to the liquidation of our convertible bonds, as well as a decrease in our corporate finance receivables related to the collection of receivables that we had at year end

Investing and financing activities used $3.7 million of cash and cash equivalents during the six months ended June 30, 2009 primarily due to the net settlement of $1.9 million of equity awards that became deliverable to our employees during the period.  We also used $1.0 million for the purchase of property and equipment and $0.7 million for the purchase of partnership investments and other investments.

Auction Rate Securities

In December 2007 and in January 2008, we sold a substantial portion of our auction rate securities (“ARS”) holdings at par in order to partially fund our acquisition of Westwind and to contribute capital to Thomas Weisel Partners LLC (“TWP”), our U.S. broker-dealer subsidiary, in order for it to to make bonus payments to our employees attributable to the acceleration and cessation of mid-year retention bonuses announced in connection with the Westwind acquisition.  In February 2008, widespread auction failures resulted in a lack of liquidity for these previously liquid securities. As a result, we disclosed that the principal balance of the $10.4 million of ARS we held as of January 31, 2008 would not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers and the underwriters establish a different form of financing to replace these securities or final payments come due according to the contractual maturities.  As of June 30, 2009, we held ARS with a par value of $9.7 million, having had redemptions at par of $0.7 million.

ARS are variable rate debt instruments, having long-term maturity dates (approximately 25 to 31 years), but whose interest rates are reset through an auction process, most commonly at intervals of 7, 28 and 35 days. The interest earned on these investments is exempt from Federal income tax. All of our ARS are backed by pools of student loans and were rated either Aaa, Aa3, A1, Ba3 or Baa3 at June 30, 2009.  We evaluate the credit risk and liquidity risk associated with these securities and compare the yields on our ARS to similarly rated municipal issues.  As a result of this evaluation, we determined that our ARS had a fair value decline of $0.2 million in the six months ended June 30, 2009.   The fair value of these securities is $8.7 million at June 30, 2009.

In July 2009, we repurchased at par $13.2 million of ARS that previously had been sold from our account in January 2008 to three customers without those customers’ prior written consent. We similarly evaluated the credit risk and liquidity risk associated with these securities and compared the yields on these ARS to similarly rated municipal issues. As a result of this evaluation, we determined that these ARS would have a fair value of $12.4 million and recorded a loss contingency of $0.8 million in the six months ended June 30, 2009.

We continue to receive interest when due on our ARS and expect to continue to receive interest when due in the future.  The weighted-average Federal tax exempt interest rate was 0.9% at June 30, 2009.  Our ARS are held at our primary broker dealer and are included in net capital, subject to haircuts determined in accordance with guidance from the Division of Trading and Markets of  the
Securities and Exchange Commission (“SEC") under Rule 15c3-1 under the Securities Exchange Act of 1934 (the “Net Capital Rule”).

Debt Financing

 In connection with our initial public offering of common stock, we issued $33 million of unsecured senior notes to our former Class D and Class D-1 shareholders and are required to make principal and interest payments on these notes in accordance with their terms. As of June 30, 2009, the outstanding principal balance under these notes was $23.0 million which is due in February 2011. These notes contain covenants regarding additional debt and other liabilities that could cause them to become callable and requirements that the notes be repaid should the Company enter into a transaction to liquidate or dispose of all or substantially all of its property, business or assets. As of June 30, 2009 we are currently in compliance with these covenants.

In April 2008, TWP, entered into a $25.0 million revolving note and cash subordination agreement with our clearing broker.  TWP will need to satisfy certain covenants in order to draw funds under this loan agreement, and there can be no assurances that those conditions will be satisfied at that time.  These covenants include the following: (i) maintaining a certain level of equity, (ii) meeting a certain level of net capital based upon regulatory financial statement filings, (iii) continuing to employ Thomas W. Weisel as Chief Executive Officer, (iv) continuing to operate TWP’s investment banking and brokerage operations and (v) demonstrating TWP’s investment banking and brokerage operations continue to generate a specified percentage of total revenues.  TWP renewed this agreement on April 30, 2009, and the new credit period expires on April 30, 2010. As of June 30, 2009, TWP does not have any balances outstanding under this facility.

Bonus and Net Settlement of Restricted Stock Units

The timing of bonus compensation payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees are generally paid salaries semi-monthly during the year, bonus payments, which make up a larger portion of total compensation, have historically been paid in February and July.

As of July 30, 2009 we have made aggregate cash bonus payments to our employees of approximately $27.1 million and granted equity awards with a grant date fair value of $9.5 million.

During the six months ended June 30, 2009, approximately 1,380,000 shares of freely transferable common stock became deliverable to our employees in respect of share-based awards previously granted. We elected to settle a portion of these vesting shares through a net settlement feature to meet the minimum employee statutory income tax withholding requirements.  During the six months ended June 30, 2009, we made payments of $1.9 million related to the net settlement of shares.  Our cash position and liquidity will be effected to the extent we elect to continue to settle a portion of vesting shares through net settlement in the future.

Regulatory Net Capital and Other Amounts Required to be Maintained at Broker-Dealer Subsidiary

We have the following registered securities broker-dealers:

•	Thomas Weisel Partners LLC (“TWP”)

•	Thomas Weisel Partners Canada Inc. (“TWPC”)

•	Thomas Weisel Partners International Limited (“TWPIL”)

TWP is a registered U.S. broker-dealer that is subject to the Net Capital Rule administered by the SEC and the Financial Industry Regulatory Authority (“FINRA”), which requires the maintenance of minimum net capital. SEC and FINRA regulations also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met.

TWPC is a registered investment dealer in Canada and is subject to the capital requirements of the Investment Industry Regulatory Organization of Canada.  TWPIL is a registered U.K. broker-dealer and is subject to the capital requirements of the Financial Securities Authority.

The table below summarizes the minimum capital requirements for our broker-dealer subsidiaries as of June 30, 2009 (in thousands):
	Required Net Capital	Net Capital	Excess Net Capital
TWP	$1,000	$36,136	$35,136
TWPC	215	14,323	14,108
TWPIL	1,673	1,915	242

Total	$2,888	$52,374	$49,486

Regulatory net capital requirements change based on certain investment and underwriting activities.

Our clearing brokers are also the primary source of the short-term financing of our securities inventory.  In connection with the provision of the short-term financing, we are required to maintain deposits with our clearing brokers.  These deposits are included in our net receivable from or payable to clearing brokers in the condensed consolidated financial statements.

Due to the nature of our investment banking and brokerage businesses, liquidity is of critical importance to us. Accordingly, we regularly monitor our liquidity position, including our cash and net capital positions.  In April 2008, TWP entered into a $25.0 million revolving note and subordinated loan agreement.  The credit period in which TWP could draw on the note ended on April 18, 2009. TWP renewed this agreement on April 30, 2009 and the new credit period expires April 30, 2010.  From time to time we may borrow funds under this subordinated loan agreement or under similar liquidity facilities. Such funds would constitute capital for purposes of calculating our net capital position. This facility is available subject to certain covenants including the maintenance of at least $32 million in net capital. We were in compliance with all such provisions.

Off-Balance Sheet Arrangements

In the ordinary course of business we enter into various types of off-balance sheet arrangements including certain reimbursement guarantees, which include contractual commitments and guarantees. For a discussion of our activities related to these off-balance sheet arrangements, see Note 13 – Contingencies, Commitments and Guarantees and Note 14 – Financial Instruments with Off-Balance Sheet Risk, Credit Risk or Market Risk to our condensed consolidated financial statements.

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
Critical Accounting Policies and Estimates.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in our condensed consolidated financial statements and the related notes. Actual results could differ significantly from those estimates. The accounting policies that are most important to the presentation of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments include the following:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our business and financing activities directly expose us to various types of risks, including (i) market risk relating to, among other things, the changes in the market value of equity or debt instruments and (ii) interest rate risk relating to the effect of changes in interest rates and the yield curve on the value of debt instruments that we hold and our payment obligations in respect of notes that we have issued.  We are also exposed to other risks in the conduct of our business such as credit risk and the effects of inflation.  Our exposure to these risks could be material to our consolidated financial statements. Set forth below is a discussion of some of these risks together with quantitative information regarding the aggregate amount and value of financial instruments that we hold or in which we maintain a position or that we have issued and that remain outstanding, in each case, as of June 30, 2009 and December 31, 2008. Due to the nature of our business, in particular our trading business, the amount or value of financial instruments that we hold or maintain a position in will fluctuate on a daily and intra-day basis and the period-end values and amounts presented below are not necessarily indicative of the exposures to market risk, interest rate risk and other risks we may experience at various times throughout any given period.

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

As of June 30, 2009 (in thousands):
	Maturity Date								Carrying Value as of
	Remainder of 2009	2010	2011	2012	2013	Thereafter		Total Principal	June 30, 2009
Inventory positions:
Convertible bonds—long	$—	$—	$—	$—	$—	$—		$—	$—
Warrants—long (1)	1,490	174	2,101	107	—	120		3,992	3,992
Equity securities—long									13,022
Total—long	1,490	174	2,101	107	—	120		3,992	17,014

Equity securities—short									598
Equity index fund—short									11,380
Total—short									11,978

Other investments:
Auction rate securities	—	—	—	—	—	9,650	(2)	9,650	8,734
Other									2,472

(1)	Maturity date is based on the warrant expiration date. An assumption of expiration date was made when none was available.

(2)	Represents contractual maturity date. Please refer to further discussion regarding auction rate securities included in the “Liquidity and Capital Resources” section above.

As of December 31, 2008 (in thousands):
	Maturity Date								Carrying Value as of
	2009	2010	2011	2012	2013	Thereafter		Total Principal	December 31, 2008
Inventory positions:
Convertible bonds—long	$—	$1,000	$7,050	$—	$—	$4,500		$12,550	$6,402
Warrants—long (1)	250	153	27	—	—	—		430	430
Equity securities—long									12,095
Total—long	250	1,153	7,077	—	—	4,500		12,980	18,927

Equity securities—short									1,464
Equity index fund—short									10,073
Total—short									11,537

Other investments:
Auction rate securities	—	—	—	—	—	9,650	(2)	9,650	8,913
Other									2,248

(1)	Maturity date is based on the warrant expiration date. An assumption of expiration date was made when none was available.

(2)	Represents contractual maturity date. Please refer to further discussion regarding auction rate securities included in the “Liquidity and Capital Resources” section above.

In connection with our asset management activities, we provide seed investment funds for new asset management products to be invested in long and short positions in publicly traded equities and related options and other derivative instruments. These seed investments are included in the tables presented above.

In addition to the positions set forth in the table above, we maintain investments in private equity, venture capital and other investment funds.  These investments are carried at fair value in accordance with industry guidance, and as of June 30, 2009 and December 31, 2008, the fair value of these investments was $28.7 million and $32.7 million, respectively.

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

The tables below provide information about our financial instruments that are sensitive to changes in interest rates. For inventory positions, other investments and notes payable, the tables present principal cash flows with contractual maturity dates.

As of June 30, 2009 (in thousands):
	Maturity Date								Carrying Value as of
	Remainder of 2009	2010	2011	2012	2013	Thereafter		Total Principal	June 30, 2009
Inventory positions:
Convertible bonds—long	$—	$—	$—	$—	$—	$—		$—	$—

Other investments:
Auction rate securities (1)	—	—	—	—	—	9,650	(3)	9,650	8,734

Notes payable:
Senior Note, floating mid-term AFR + 2.25% (2)	—	—	13,000	—	—	—		13,000	12,610
Senior Note, floating mid-term AFR + 2.25% (2)	—	—	10,000	—	—	—		10,000	9,700

(1)	The weighted average interest rate was 0.95% at June 30, 2009.

(2)
We have recorded the debt principal at a discount to reflect the below-market stated interest rate of these notes at inception. We amortize the discount to interest expense so that the interest expense approximates our incremental borrowing rate. The weighted average interest rate was 4.01% at June 30, 2009.

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

(2)
We have recorded the debt principal at a discount to reflect the below-market stated interest rate of these notes at inception. We amortize the discount to interest expense so that the interest expense approximates our incremental borrowing rate. The weighted average interest rate was 5.17% at December 31, 2008.

(3)	Represents contractual maturity date. Please refer to further discussion regarding auction rate securities included in the “Liquidity and Capital Resources” section above.

Credit Risk

Our broker-dealer subsidiaries place and execute customer orders. The orders are then settled by unrelated clearing organizations that maintain custody of customers’ securities and provide financing to customers. The majority of our transactions, and consequently the concentration of our credit exposure, is with our clearing brokers. The clearing brokers are also the primary source of our short-term financing (securities sold, but not yet purchased), which is collateralized by cash and securities owned by us and held by the clearing brokers. Our securities owned may be pledged by the clearing brokers. The amount receivable from or payable to the clearing brokers in the condensed consolidated financial statements represents amounts receivable or payable in connection with the proprietary and customer trading activities. As of June 30, 2009 and December 31, 2008, our cash on deposit with the clearing brokers of $57.8 million and $69.3 million, respectively, was not collateralizing any liabilities to the clearing brokers. In addition to the clearing brokers, we are exposed to credit risk from other brokers, dealers and other financial institutions with which we transact business.

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

During the six months ended June 30, 2009, we recorded a loss of $5.1 million due to a customer who failed to pay for several equity purchases that we executed at the customer’s request.  Based on our agreement with our primary clearing broker, we were required to settle and pay for those transactions on the customer’s behalf. We recorded the loss in bad debt expense which is included in other expense in the condensed consolidated statements of operations.  We believe the loss was incurred as a result of fraudulent activity on the part of the customer and are vigorously pursuing that customer for the losses incurred upon liquidating those positions.

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

During the three months ended June 30, 2009, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.

There were no changes in our internal control over financial reporting in the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The following describes significant developments with respect to our litigation matters that occurred in the three months ended June 30, 2009, and through the filing date, and should be read in conjunction with our discussion set forth in Note 16 — Commitments, Guarantees and Contingencies in Part VI, Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2008.

Auction Rate Securities – We have received inquiries from FINRA requesting information concerning purchases through us of ARS by Private Client Services customers.  Based upon press reports, approximately forty firms, including ours, have received inquiries from the Enforcement Department of FINRA regarding retail customer purchases through those firms of ARS.  We are cooperating with FINRA while it conducts its investigation.  We note that a number of underwriters of ARS entered into settlements with the Securities and Exchange Commission (“SEC”) and other regulators in connection with those underwriters’ sales and underwriting practices.  We did not, at any time, underwrite ARS or manage the associated auctions.  In connection with such auctions, we merely served as agent for our customers when buying in auctions managed by those underwriters.  Accordingly, we distinguish our conduct from such underwriters and are prepared to assert these and other defenses should FINRA seek to bring an action in the future.  Nevertheless, there can be no assurance that FINRA will not take regulatory action.

On July 23, 2009, the staff of the Enforcement Department of FINRA (the “Staff”) advised us, that the Staff has made a preliminary determination to recommend disciplinary action in connection with our transactions in ARS on behalf of our customers, including transactions for and with us. The Staff’s recommendation involves potential violations of FINRA and Municipal Securities Rulemaking Board rules and certain anti-fraud and other provisions of the federal securities laws in connection with the purchase and sales of ARS and certain statements and disclosures made in connection with those purchases and sales. A Staff preliminary determination is neither a formal allegation nor is it evidence of wrongdoing. We now have the opportunity to provide our perspective on relevant events and alleged conduct and to address issues raised prior to any formal action being taken.

We are continuing to work with the Staff to bring this matter to a close as expeditiously as practicable and, as applicable, will provide the Staff with legal and factual arguments relating to the preliminary determination, but there can be no assurance that those efforts will be successful or that a disciplinary proceeding will not be brought. We are prepared to contest vigorously any formal disciplinary action that would result in a censure, fine, or other sanction that could be material to our business, financial position or results of operations. If FINRA were to institute disciplinary action, it is possible that such action could result in a material adverse effect on our business, financial position or results of operations. However, we are unable to determine at this time the impact of the ultimate resolution of this matter.

In addition to the FINRA investigation, we have been named (along with two employees) in a FINRA arbitration filed by one of our retail customers who purchased ARS as part of his 401(k) Profit Sharing Plan account.  The amount of the claim in that matter is not material to us.  We have filed our answer to the customer’s complaint, and the parties will now proceed toward discovery.  We believe we have meritorious defenses to the action and intend to vigorously defend such action as it applies to us. We have also received notice of a second FINRA arbitration filed by another one of our retail clients who purchased ARS as part of his account. We are currently reviewing and investigating the claim and will file our formal response shortly. We expect that we will have meritorious defenses to this action as well and will vigorously defend such action.

While our review of the need and amount for any loss contingency reserve has led us to conclude that, based upon currently available information, we have adequately established a provision for loss contingencies related to ARS matters, we are not able to predict with certainty the outcome of any such matters, nor the amount if any, of an eventual settlement or judgment.

In re Initial Public Offering Securities Litigation – We are a defendant in several purported class actions brought against numerous underwriters in connection with certain initial public offerings in 1999 and 2000. These cases have been consolidated in the United States District Court for the Southern District of New York and generally allege that underwriters accepted undisclosed compensation in connection with the offerings, entered into arrangements designed to influence the price at which the shares traded in the aftermarket and improperly allocated shares in these offerings. The actions allege violations of Federal securities laws and seek unspecified damages. Of the 310 issuers named in these cases, we acted as a co-lead manager in one offering, a co-manager in 32 offerings, and as a syndicate member in 10 offerings. We have denied liability in connection with these matters. On June 10, 2004, plaintiffs entered into a definitive settlement agreement with respect to their claims against the issuer defendants and the issuers’ present or former officers and directors named in the lawsuits, however, approval of the proposed settlement remains on hold pending the resolution of the class certification issue described below. By a decision dated October 13, 2004, the Federal district court granted plaintiffs’ motion for class certification, however, the underwriter defendants petitioned the U.S. Court of Appeals for the Second Circuit to review that certification decision. On December 5, 2006 the Second Circuit vacated the district court’s class certification decision, and the plaintiffs subsequently petitioned the Second Circuit for a rehearing. On April 6, 2007, the Second Circuit denied the rehearing request.  In May 2007, the plaintiffs filed a motion for class certification on a new basis and subsequently scheduled discovery.  In April 2009, the parties entered into a comprehensive settlement agreement that has been submitted to the Court (which is subject to, among other things, approval by the Court) that we believe will result in the resolution of this matter for an amount that will be covered by our relevant insurance policies. Settlement papers have been signed by the Court and the insurance carriers have been noticed and are prepared to make payment on our behalf on or before the court determined August 27, 2009 payment date.

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

In re Netlist, Inc. Securities Litigation – We have been named as a defendant in an amended complaint for a purported class action lawsuit filed in November 2007 in connection with the initial public offering of Netlist in November 2006 where we acted as a lead manager.  The amended complaint, filed in the United States District Court for the Central District of California, alleges violations of federal securities laws against Netlist, various officers and directors as well as Netlist’s underwriters, including us, based on alleged misstatements and omissions in the disclosure documents for the offering.  The complaint essentially alleges that the registration statement relating to Netlist’s initial public offering was materially false and misleading.  We deny liability in connection with this matter and have filed a motion to dismiss that was granted without prejudice by the court.  Plaintiffs have now filed an amended complaint and we have now filed another motion to dismiss. We believe we have meritorious defenses to the action and intend to vigorously defend such action as it applies to us.

In re Vonage Holdings Corp. Securities Litigation – We are a defendant named in purported class action lawsuits filed in June 2006 arising out of the May 2006 initial public offering of Vonage Holdings Corp. where we acted as a co-manager. The complaints, filed in the United States District Court for the District of New Jersey and in the Supreme Court of the State of New York, County of Kings, allege misuse of Vonage’s directed share program and violations of Federal securities laws against Vonage and certain of its directors and senior officers as well as Vonage’s underwriters, including us, based on alleged false and misleading statements in the registration statement and prospectus. In January 2007, the plaintiffs’ complaints were transferred to the U.S. District Court for the District of New Jersey and the defendants filed motions to dismiss.  In 2009, the court issued an order dismissing all claims against the underwriters, with leave to re-file certain of those claims.  We believe we have meritorious defenses to these actions and intend to vigorously defend such actions as they apply us.
Item 1A. Risk Factors

Item 1A. Risk Factors

The following discussion supplements the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Regulatory and legal developments related to auction rate securities could adversely affect our business, financial condition, operations and cash flows.

          Since February 2008, the auctions through which most ARS are sold and interest rates are determined have failed, resulting in a lack of liquidity for these securities.

We, together with many other firms in the financial services industry, have received inquiries from FINRA requesting information concerning purchases of ARS by our customers. Separately, we have been named in FINRA arbitrations filed by two retail customers who purchased ARS.

          We did not, at any time, underwrite ARS or manage the associated auctions. We acted as agent for our customers when buying in auctions managed by underwriters. Nevertheless, some combination of FINRA and/or our customers could seek to compel us to purchase ARS from our customers, although we do not have sufficient regulatory capital nor do we have cash or borrowing capacity to repurchase all of the ARS held by those customers. We are and have been exploring potential solutions for our Private Client Services customers and have supported the efforts of industry participants, including particularly the efforts of those underwriters of ARS who have entered into settlements with the SEC and other regulators that contain “best efforts” commitments to repurchase ARS, to resolve issues relating to the lack of liquidity for ARS. We have filed Statements of Claims with FINRA against the various investment banks who acted as the underwriters and auction managers of most of the ARS currently held by our customers. Through this process, we hope to secure for our customers relief that is the same as or equivalent to the relief that these entities have agreed to provide to their own retail customers.

          On July 23, 2009, the Staff advised us that it has made a preliminary determination to recommend disciplinary action in connection with our transactions in ARS on behalf of our customers, including transactions for and with us. The Staff’s recommendation involves potential violations of FINRA and Municipal Securities Rulemaking Board rules and certain anti-fraud and other provisions of the federal securities laws in connection with the purchase and sales of ARS and certain statements and disclosures made in connection with those purchases and sales. A Staff preliminary determination is neither a formal allegation nor is it evidence of wrongdoing. We now have the opportunity to provide our perspective on relevant events and alleged conduct and to address issues raised prior to any formal action being taken.

We are continuing to work with the Staff to bring this matter to a close as expeditiously as practicable and, as applicable, will provide the Staff with legal and factual arguments relating to the preliminary determination, but there can be no assurance that those efforts will be successful or that a disciplinary proceeding will not be brought. We are prepared to contest vigorously any formal disciplinary action that would result in a censure, fine, or other sanction that could be material to our business, financial position or results of operations. If FINRA were to institute disciplinary action, it is possible that such action could result in a material adverse effect on our business, financial position or results of operations. However, we are unable to determine at this time the impact of the ultimate resolution of this matter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock during the Three Months Ended June 30, 2009

During the three months ended June 30, 2009, we repurchased the following shares of our common stock:

Month	Number of Shares	Average Purchase Price per Share
April
Employee transactions (1)	9,377	$3.99
May
Employee transactions (1)	60,798	4.72
June
Employee transactions (1)	6,944	5.59

Total	77,119	$4.71

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Shareholders held on May 20, 2009, our shareholders:

•	elected seven directors to serve for terms expiring at our subsequent Annual Meeting of Shareholders; and

•	ratified the appointment of Deloitte & Touche LLP to serve as our independent registered public accounting firm for 2009.

Further information regarding these matters is set forth in our 2009 Annual Proxy Statement, filed with the SEC on April 16, 2009.

The table below shows the results of the shareholders’ voting:
	Votes in Favor	Votes Against	Votes Withheld / Abstentions	Broker Non-Voted
Election of Directors:
Thomas W. Weisel	20,740,722	—	613,585	10,157,975
Matthew R. Barger	19,751,265	—	1,603,042	10,157,975
Michael W. Brown	20,750,481	—	603,826	10,157,975
B. Kipling Hagopian	20,349,792	—	1,004,515	10,157,975
Timothy A. Koogle	15,557,307	—	5,797,000	10,157,975
Alton F. Irby III	18,494,622	—	2,859,685	10,157,975
Thomas I.A. Allen	19,632,941	—	1,721,366	10,157,975

Ratification of independent registered public accounting firm	21,330,430	22,207	1,670	10,157,975

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

THOMAS WEISEL PARTNERS GROUP, INC.

Date: August 7, 2009	By:	/s/ Thomas W. Weisel
Name: Thomas W. Weisel
Title: Chairman and Chief Executive Officer

Date: August 7, 2009	By:	/s/ Ryan Stroub
Name: Ryan Stroub
Title: Chief Financial Officer

S-1

EXHIBIT INDEX

		Incorporated by Reference
Exhibit			File	Date of	Exhibit	Filed
Number	Exhibit Description	Form	Number	First Filing	Number	Herewith
2.1	Plan of Reorganization and Merger Agreement, dated as of October 14, 2005, by and among Thomas Weisel Partners Group LLC, Thomas Weisel Partners Group, Inc. and TWPG Merger Sub LLC	S-1/A	333-129108	12/13/2005	2.1
2.2	Agreement and Plan of Merger between Thomas Weisel Partners Group, Inc. and Thomas Weisel Partners Group LLC	10-K	000-51730	3/29/2006	2.2
2.3	Arrangement Agreement dated as of September 30, 2007 by and among Thomas Weisel Partners Group, Inc., TWP Acquisition Company (Canada), Inc., Westwind Capital Corporation, and Lionel Conacher, as Shareholders’ Representative	8-K	000-51730	10/1/2007	2.1
3.1	Certificate of Incorporation	S-1	333-129108	10/19/2005	3.1
3.2	By-Laws	S-1	333-129108	10/19/2005	3.2
3.3	Certificate of Designations, Preferences and Rights of the Special Voting Preferred Stock of Thomas Weisel Partners Group, Inc.	8-K	000-51730	1/1/2008	3.3
4.1	Form of Common Stock Certificate	10-K	000-51730	3/29/2006	4.1
4.2	Registration Rights Agreement	10-K	000-51730	3/29/2006	4.2
4.3	Warrant	10-K	000-51730	3/29/2006	4.3
10.1	Amendment No. 1 to Amended and Restated CEO Employment Agreement	10-Q	000-51730	5/8/09	10.1
10.2	Amendment No. 1 to Amended and Restated President Employment Agreement	10-Q	000-51730	5/8/09	10.2
10.3	Revolving Note and Cash Subordination Agreement	10-Q	000-51730	5/8/09	10.3
10.4	President’s Employment Agreement	8-K	000-51730	7/29/09	10.1
10.5	Relocation Letter	8-K	000-51730	7/29/09	10.2
10.6	Side Letter	8-K	000-51730	7/29/09	10.3
10.7	Option Award Agreement	—	—	—	—	X
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	—	—	—	—	X
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	—	—	—	—	X
32.1	Section 1350 Certification of Chief Executive Officer	—	—	—	—	X
32.2	Section 1350 Certification of Chief Financial Officer	—	—	—	—	X

E-1

\