Form 10-Q
period 2009-09-30
Thomas Weisel Partners Group, Inc.
filed 2009-11-06
CIK 1340354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.

Commission File Number: 000-51730

Thomas Weisel Partners Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-3550472
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 4, 2009 there were 31,780,379 shares of the registrant’s common stock outstanding, including 6,260,618 exchangeable shares of TWP Acquisition Company (Canada), Inc., a wholly-owned subsidiary of the registrant. Each exchangeable share is exchangeable at any time into a share of common stock of the registrant, entitles the holder to dividend and other rights substantially economically equivalent to those of a share of common stock, and, through a voting trust, entitles the holder to a vote on matters presented to common shareholders.

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$66,298	$116,588
Restricted cash	6,768	6,718
Securities owned	19,351	18,927
Receivable from clearing brokers	38,864	12,064
Corporate finance and syndicate receivables—net of allowance for doubtful accounts of $864 and $950, respectively	7,914	5,716
Investments in partnerships and other investments	52,615	43,815
Property and equipment—net of accumulated depreciation and amortization of $107,249 and $102,047, respectively	16,181	20,581
Receivables from related parties—net of allowance for doubtful loans of $2,792 and $2,324, respectively	1,547	2,263
Other intangible assets—net of accumulated amortization of $23,784 and $15,254, respectively	17,402	23,229
Other assets	19,653	31,749
Total assets	$246,593	$281,650

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Securities sold, but not yet purchased	$17,605	$11,537
Payable to clearing brokers	6	13
Accrued compensation	12,276	21,824
Accrued expenses and other liabilities	48,702	48,130
Notes payable	22,417	22,101
Deferred tax liability	5,294	6,144
Total liabilities	106,300	109,749

Commitments and contingencies (See Note 13 to the condensed consolidated financial statements)	—	—

Shareholders’ equity:
Exchangeable common stock—par value $0.01 per share, 6,260,618 and 6,639,478 shares issued and outstanding, respectively	63	66
Common stock—par value $0.01 per share, 100,000,000 shares authorized, 26,218,050 and 25,693,394 shares issued, respectively	262	257
Additional paid-in capital	490,679	484,289
Accumulated deficit	(336,894)	(288,440)
Accumulated other comprehensive loss	(9,729)	(14,745)
Treasury stock—at cost, 783,762 and 1,544,286 shares, respectively	(4,088)	(9,526)
Total shareholders’ equity	140,293	171,901

Total liabilities and shareholders’ equity	$246,593	$281,650

See accompanying notes to unaudited condensed consolidated financial statements.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Investment banking	$15,568	$17,531	$40,862	$51,966
Brokerage	24,256	33,652	81,455	104,646
Asset management	3,932	(2,329)	13,102	(115)
Interest income	198	1,828	743	6,701
Total revenues	43,954	50,682	136,162	163,198
Interest expense	(400)	(1,636)	(1,223)	(5,214)
Net revenues	43,554	49,046	134,939	157,984

Expenses excluding interest:
Compensation and benefits	27,312	36,869	88,051	119,046
Brokerage execution, clearance and account administration	6,123	7,461	19,027	20,333
Communications and data processing	4,171	5,502	13,226	17,101
Depreciation and amortization of property and equipment	1,835	1,901	6,364	5,721
Amortization of other intangible assets	2,664	3,833	8,530	11,564
Goodwill impairment	—	92,597	—	92,597
Marketing and promotion	2,083	3,329	5,387	11,151
Occupancy and equipment	7,206	7,588	15,874	18,249
Other expense	6,215	9,445	26,464	25,039
Total expenses excluding interest	57,609	168,525	182,923	320,801

Loss before taxes	(14,055)	(119,479)	(47,984)	(162,817)
Provision for taxes (tax benefit)	336	(10,300)	470	(25,706)
Net loss	$(14,391)	$(109,179)	$(48,454)	$(137,111)

Net loss per share:
Basic net loss per share	$(0.44)	$(3.41)	$(1.49)	$(4.22)
Diluted net loss per share	$(0.44)	$(3.41)	$(1.49)	$(4.22)

Weighted average shares used in computation of per share data:
Basic weighted average shares outstanding	32,703	31,992	32,464	32,498
Diluted weighted average shares outstanding	32,703	31,992	32,464	32,498

See accompanying notes to unaudited condensed consolidated financial statements.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(48,454)	$(137,111)
Non-cash items included in net loss:
Depreciation and amortization of property and equipment	6,364	5,721
Amortization of other intangible assets	8,530	11,564
Goodwill impairment	—	92,597
Share-based compensation expense	14,844	13,013
Deferred tax expense (benefit)	(1,831)	(18,910)
Provision for doubtful corporate finance and syndicate receivables	560	862
Facility lease loss	2,258	2,555
Deferred rent expense	(48)	(519)
Unrealized and realized loss on investments in partnership and other securities and other investments—net	2,562	4,414
Unrealized and realized (gain) loss on warrants—net	(3,958)	5,246
Interest amortization on notes payable	316	749
Other	39	(98)
Net effect of changes in operating assets and liabilities—net of effects from acquisition:
Securities owned and securities sold, but not yet purchased—net	11,568	34,046
Corporate finance and syndicate receivables—net	(2,902)	16,847
Distributions from investment partnerships	653	6,902
Other assets	2,174	(19,593)
Receivable from/payable to clearing brokers—net	(25,354)	(4,434)
Accrued expenses and other liabilities	8,053	(19,768)
Accrued compensation	(9,947)	(47,587)
Net cash used in operating activities	(34,573)	(53,504)

CASH FLOW FROM INVESTING ACTIVITIES:
Increase in restricted cash	(50)	—
Purchase of property and equipment—net	(1,352)	(3,207)
Acquisition—net of cash received	—	(8,109)
Purchases of investments in partnerships and other investments	(14,456)	(7,187)
Proceeds from sale of investments in partnerships and other investments	75	44,146
Net cash provided by (used in) investing activities	(15,783)	25,643

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of capital lease obligations	(73)	(110)
Repayment of notes payable	—	(6,117)
Cash paid for net settlement of equity awards	(2,314)	(936)
Repurchase or reacquisition of common stock	(700)	(9,417)
Net cash used in financing activities	(3,087)	(16,580)

Effect of exchange rate changes on cash and cash equivalents	3,153	(2,119)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(50,290)	(46,560)
CASH AND CASH EQUIVALENTS—Beginning of period	116,588	157,003
CASH AND CASH EQUIVALENTS—End of period	$66,298	$110,443

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$517	$4,262
Cash paid for taxes	$216	$6,171

Non-cash investing activities:
Issuance of common shares and exchangeable common shares for acquisition of Westwind	$—	$107,450
Non-cash financing activities:
Issuance of shares in connection with vested restricted stock units	$4,490	$1,974

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

•
Thomas Weisel Partners International Limited (“TWPIL”) – TWPIL is a U.K. securities firm authorized by the Financial Services Authority in the U.K and conducts certain of its activities through a representative office in Switzerland.

TWP, TWPC and TWPIL introduce on a fully disclosed basis proprietary and customer securities transactions to other broker dealers (the “clearing brokers”) for clearance and settlement.

The Company primarily conducts its asset management business through Thomas Weisel Capital Management LLC (“TWCM”), a registered investment adviser under the Investment Advisers Act of 1940, as amended (the "Investment Advisors Act”). TWCM is a general partner of a series of investment funds in venture capital and fund of funds through the following subsidiaries (the “Asset Management Subsidiaries”):

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

•
Thomas Weisel India Opportunity Fund (“TWIO”) is the non-managing general partner of a fund of funds targeting venture capital and private equity funds primarily investing in growth businesses in India; and

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

The condensed consolidated financial statements and the related notes are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2008.

Management has evaluated subsequent events through November 6, 2009, which is the date that the Company’s financial statements were issued.  No material subsequent events have occurred since September 30, 2009 that require recognition or disclosure in these condensed consolidated financial statements.

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies – In April 2009, the Financial Accounting Standards Board (“FASB”) issued amending and clarifying guidance over business combinations to address application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance is effective for acquisitions on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted the guidance upon issuance, and the adoption did not have a material impact on its condensed consolidated statements of financial condition, operations and cash flows.

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

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly – In April 2009, the FASB issued additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This guidance also assists in identifying circumstances that indicate a transaction is not orderly. This guidance was effective for interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively. The Company adopted the guidance on June 30, 2009, and the adoption did not have a material impact on its condensed consolidated statements of financial condition, operations and cash flows.

Interim Disclosures about Fair Value of Financial Instruments – In April 2009, the FASB issued guidance pertaining to disclosures of fair value of financial instruments that requires disclosure of fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements. The guidance was effective for interim reporting periods ending after June 15, 2009.  The Company adopted the guidance on June 30, 2009, and the adoption did not have a material impact on its condensed consolidated statement of financial condition, operations and cash flows.

Subsequent Events – In May 2009, the FASB issued guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. In particular, the guidance sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The guidance was effective for interim or annual financial periods ending after June 15, 2009. The Company adopted the guidance on June 30, 2009, and the adoption did not have an impact on its condensed consolidated statements of financial condition, operations and cash flows.

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

FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – In June 2009, the FASB issued guidance with the objective to replace the original hierarchy of accounting principles and to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB. The new codification is to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The guidance was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the guidance on September 30, 2009, and the adoption did not have a material impact on its condensed consolidated statements of financial condition, operations and cash flows.

Measuring Liabilities at Fair Value – In August 2009, the FASB issued guidance with the objective to provide clarification in circumstances in which a quoted market price in an active market for the identical liability is not available. The guidance is applicable when trying to measure the fair value of a liability under fair value accounting rules. The guidance is effective for the first reporting period, including interim reporting periods, beginning after the standard was issued. The Company adopted the guidance upon issuance, and the adoption did not have a material impact on its condensed consolidated statements of financial condition, operations and cash flows.

NOTE 3 — SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED

Securities owned and securities sold, but not yet purchased were as follows (in thousands):

	September 30, 2009		December 31, 2008
	Securities	Securities Sold, But	Securities	Securities Sold, But
	Owned	Not Yet Purchased	Owned	Not Yet Purchased
Equity securities	$15,330	$3,413	$12,095	$1,465
Equity index fund	—	14,192	—	10,072
Convertible bonds	—	—	6,402	—
Warrants	4,021	—	430	—

Total securities owned and securities sold, but not yet purchased	$19,351	$17,605	$18,927	$11,537

At September 30, 2009 and December 31, 2008, securities sold, but not yet purchased were collateralized by securities owned that are held at the clearing brokers.

At September 30, 2009 and December 31, 2008, the Company did not hold securities that cannot be publicly offered or sold unless registration has been affected under the Securities Act, of 1933 as amended (the “Securities Act”), except for warrants.

Warrants are received from time to time as partial payment for investment banking services. The warrants provide the Company with the right to purchase common shares in both public and private companies.  All warrants were non-transferable as of September 30, 2009, and certain of them have restricted periods during which the warrant may not be exercised.

NOTE 4 — INVESTMENTS IN PARTNERSHIPS AND OTHER INVESTMENTS

Investments in partnerships and other investments consisted of the following (in thousands):

	September 30, 2009	December 31, 2008

Investments in partnerships	$28,800	$32,654

Other investments:
Auction rate securities	21,343	8,913
Other	2,472	2,248

Total investments in partnerships and other investments	$52,615	$43,815

Investments in Partnerships

Investments in partnerships consist of investments in private equity partnerships, including the Company’s general partner interests in investment partnerships, at fair value.

Through March 31, 2007, the Company waived certain management fees with respect to certain of these partnerships. These waived fees constitute deemed contributions to the investment partnerships that serve to satisfy the Company’s general partner commitment, as provided in the underlying investment partnerships’ partnership agreements. The Company may be allocated a special profits interest in respect of previously waived management fees based on the subsequent investment performance of the respective partnerships.

The investment partnerships in which the Company is a general partner may allocate carried interest and make carried interest distributions to the general partner if the partnerships’ investment performance reaches a threshold as defined in the respective partnership agreements.  The Company recognizes the allocated carried interest if and when this threshold is met.

Some of the Company’s investments in partnerships interests meet the definition of a VIE.  The Company does not consolidate these VIEs because it has determined that the Company is not the primary beneficiary.  For general partnership interests that do not qualify as VIEs, the partnership agreements have established simple majority kick-out rights for limited partner interests and therefore the Company does not consolidate the partnerships.

Other Investments

As of September 30, 2009, the Company held auction rate securities (“ARS”) with a par value of $22.9 million and a fair value of $21.3 million. This balance includes the July 2009 repurchase at par of $13.3 million of ARS that the Company had previously sold from its account in January 2008 to three customers without those customers’ prior written consent.

The ARS are variable rate debt instruments, having long-term maturity dates (approximately 25 to 33 years), but whose interest rates are reset through an auction process, most commonly at intervals of 7, 28 and 35 days. The interest earned on these investments is exempt from Federal income tax. All of the Company’s ARS are backed by pools of student loans and were rated either Aaa, Aa3, A1, A3, B2 or Baa3 at September 30, 2009 and either Aaa, Aa3 or A1 at December 31, 2008. The Company continues to receive interest when due on its ARS and expects to continue to receive interest when due in the future.  The weighted-average Federal tax exempt interest rate was 0.8% at September 30, 2009.

In 2008, widespread auction failures resulted in a lack of liquidity for these previously liquid securities. As a result, the principal balance of the Company’s ARS will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers and the underwriters establish a different form of financing to replace these securities or final payments come due according to the contractual maturities.  As a result of the auction failures, the Company has evaluated the credit risk and liquidity risk associated with the securities and compared the yields on its ARS to similarly rated municipal issues and has determined that its ARS had a fair value decline during the three and nine months ended September 30, 2009 of $0.6 million and $0.8 million, respectively.

In October 2009, the State of New Mexico redeemed at par $3.0 million of ARS held by the Company at September 30, 2009.

NOTE 5 — RELATED PARTY TRANSACTIONS

Receivables from related parties consisted of the following (in thousands):

	September 30, 2009	December 31, 2008

Co-Investment Fund loans to employees and former employees	$3,709	$3,947
Employee loans and other related party receivables	630	640
Less—Allowance for doubtful loans	(2,792)	(2,324)

Total receivables from related parties	$1,547	$2,263

Related Party Loans

Co-Investment Funds — In 2000 and 2001, the Company established an investment program for employees wherein employees who qualified as accredited investors were able to contribute up to 4% of their compensation to private equity funds (the “Co-Investment Funds”). The Co-Investment Funds were established solely for employees of the Company and invested side-by-side with the Company’s affiliates, Thomas Weisel Capital Partners, L.P. (a private equity fund formerly managed by the Company) and Thomas Weisel Venture Partners L.P. As part of this program, the Company made loans to employees for capital contributions to the Co-Investment Funds in amounts up to 400% of employees’ contributions. The Company discontinued the investment program for employees in 2002.

The Company holds as collateral the investment in the Co-Investment Funds and establishes a reserve that reduces the carrying value of the receivable and accrued interest to the fair value of the collateralized ownership interest of the employees and former employees in the Co-Investment Funds. During the nine months ended September 30, 2009, the Company increased the reserve related to the Co-Investment Funds by $0.5 million. There was no change to the reserve during the three months ended September 30, 2009 and in the three and nine months ended September 30, 2008. During the three and nine months ended September 30, 2009 the Co-Investment Funds distributed $0.2 million which was credited towards repayment of loans to employees. The Co-Investment Funds did not make any distributions that were credited towards repayment of the loans to employees during the three and nine months ended September 30, 2008.

Employee Loans — The Company from time to time prior to its initial public offering made unsecured loans to its employees. These loans were not part of a Company program, but were made as a matter of course. The Company previously established a reserve for the face value of these loans.  In June 2007, two employees entered into agreements with the Company that provide for repayment of the loans by December 31, 2008, if they have not already been repaid, from funds generated through repurchase by the Company of shares of the Company’s common stock held by the employees. In September 2008, the two employees and the Company amended the agreements described above to extend the repayment date of the loans to February 2011.  As of September 30, 2009, the two employees have collectively repaid $0.3 million of their outstanding loan balances in cash or from proceeds they received through the repurchase by the Company of shares of the Company’s common stock held by the employees. As of September 30, 2009, the fair market value of the Company’s common stock held by each of the employees was equal to or greater than the carrying amount of their loans.

Other Transactions

Mr. Weisel, the Company’s Chairman and Chief Executive Officer, and certain other employees of the Company from time to time use an airplane owned by Ross Investments Inc. (“Ross”), an entity wholly-owned by Mr. Weisel, for business travel. The Company and Ross have adopted a time-sharing agreement in accordance with Federal Aviation Regulation 91.501 to govern the Company’s use of the Ross aircraft, pursuant to which the Company reimburses Ross for the travel expenses in an amount generally comparable to the expenses the Company would have incurred for business travel on commercial airlines for similar trips. For the three months ended September 30, 2009 and 2008, the Company paid approximately $27,000 and $15,000, respectively, to Ross on account of such expenses. For the nine months ended September 30, 2009 and 2008, the Company paid approximately $68,000 and $47,000, respectively, to Ross on account of such expenses. These amounts are included in marketing and promotion expense within the condensed consolidated statements of operations. As of September 30, 2009 and December 31, 2008, the Company did not have any amounts payable to Ross.

In addition, the Company provides personal office services to Mr. Weisel. Pursuant to an understanding between Mr. Weisel and the Company, Mr. Weisel reimburses the Company for out-of-pocket expenses the Company incurs for such services. Amounts incurred by the Company for these services for the three months ended September 30, 2009 and 2008 were approximately $71,000 and $73,000, respectively. Amounts incurred for the nine months ended September 30, 2009 and 2008 were approximately $210,000 and $264,000, respectively. The receivable from Mr. Weisel at September 30, 2009 and December 31, 2008 was approximately $71,000 and $73,000, respectively. The amount outstanding at September 30, 2009 was paid by Mr. Weisel in October 2009.

In 2009, the Company agreed to provide personal office services, as needed, to Mr. Conacher, its President and Chief Operating Officer.  Mr. Conacher reimburses the Company for the cost of such services and for out-of-pocket expenses it incurs on his behalf.  There were no expenses incurred by the Company during the three months ended September 30, 2009. Amounts incurred by the Company for the nine months ended September 30, 2009 were approximately $40,000, which had been fully repaid as of September 30, 2009.

On July 27, 2009, the Company entered into a President Employment Agreement, a Relocation Agreement and a Side Agreement with Mr. Conacher.  The Relocation Agreement sets forth terms and conditions applicable to Mr. Conacher’s relocation from Canada to the Company’s headquarters in San Francisco.  Pursuant to the Relocation Agreement, on August 5, 2009, Mr. Conacher sold 175,000 shares of the Company’s common stock at $4.00 per share. Computershare Trust Company of Canada, the trustee for the trust that distributes Company common stock associated with vesting restricted stock units held by Canadian employees of the Company, acquired the shares. In conjunction with the sale of shares by Mr. Conacher and pursuant to the Relocation Agreement, the Company granted 175,000 options to Mr. Conacher.  The options have an exercise price of $4.00, will vest in February 2011 and be exercisable until August 2014. At September 30, 2009, 132,575 shares remain in the trust and have been recorded in treasury stock in the condensed consolidated statement of financial condition.

NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS

On January 2, 2008, the Company acquired Westwind Capital Corporation (“Westwind”), a full-service, institutionally oriented, independent investment bank for a purchase price of $156 million. The Company accounted for its acquisition of Westwind utilizing the purchase method.

The following sets forth the other intangible assets associated with the acquisition of Westwind as of September 30, 2009 (in thousands):

	Cost	Accumulated Amortization	Foreign Currency Translation	Net Book Value September 30, 2009	Useful Life

Customer relationships	$18,400	$7,490	$1,515	$9,395	7.5 years
Non-compete agreements	24,033	13,837	2,189	8,007	3.0 years
Investment banking backlog	2,600	2,457	143	—	1.0 year

Total other intangible assets	$45,033	$23,784	$3,847	$17,402

The following sets forth the remaining amortization of the other intangible assets based on accelerated and straight-line methods of amortization over the respective useful lives as of September 30, 2009 (in thousands):

Remainder of 2009	$765
2010	10,119
2011	2,044
2012	1,598
2013	1,264
Thereafter	1,612

Total amortization	$17,402

Amortization expense related to other intangible assets was $2.7 million and $3.8 million for the three months ended September 30, 2009 and 2008, respectively. Amortization expense related to other intangible assets was $8.5 million and $11.6 million for the nine months ended September 30, 2009 and 2008, respectively.

In connection with the allocation of the Westwind purchase price consideration, the Company recorded goodwill of $98.2 million.  Subsequent to the acquisition, the Company experienced a significant decline in its market capitalization which was affected by the uncertainty in the financial markets. Based on the difficult conditions in the business climate and the Company’s perception that the climate was unlikely to change in the near term, the Company recorded a full impairment charge to the goodwill asset of $92.6 million during the three months ended September 30, 2008.  The difference between the goodwill balance recorded on the acquisition date and the amount impaired during the three months ended September 30, 2008 is due to a currency translation adjustment of $5.6 million.

NOTE 7 — NOTES PAYABLE

Notes payable consisted of the following (in thousands):
	September 30, 2009		December 31, 2008
	Principal Amount	Carrying Amount	Principal Amount	Carrying Amount

Senior Note, floating mid-term AFR (1) + 2.25% (2)	$13,000	$12,670	$13,000	$12,492
Senior Note, floating mid-term AFR (1) + 2.25% (2)	10,000	9,747	10,000	9,609

Total notes payable	$23,000	$22,417	$23,000	$22,101

(1)	Applicable Federal Rate.

(2)
The Company has recorded the debt principal at a discount to reflect the below-market stated interest rate of these notes at inception. The Company amortizes the discount to interest expense so that the interest expense approximates the Company’s incremental borrowing rate.  The effective interest rates at September 30, 2009 and December 31, 2008 were 4.56% and 3.80%, respectively.

As of September 30, 2009 and December 31, 2008, the fair value for each of the notes payable presented above approximates the carrying value as of September 30, 2009 and December 31, 2008, respectively.

The weighted-average interest rate for notes payable was 4.27% and 5.17% at September 30, 2009 and December 31, 2008, respectively.

The principal balances for the notes payable are due in February 2011.

Subordinated Borrowings

In April 2008, TWP entered into a $25.0 million revolving note and cash subordination agreement with its primary clearing broker and incurs an annual commitment fee of 1.0%, or $0.3 million. The credit period in which TWP could draw on the note ended on April 18, 2009. TWP renewed this agreement on April 30, 2009, and the new credit period expires on April 30, 2010.  In order to borrow under this agreement, TWP is required to have equity and capital in excess of certain thresholds. As of September 30, 2009, TWP did not meet the equity threshold specified in the agreement. Subsequent to September 30, 2009, Thomas Weisel Partners Group, Inc. contributed $5.0 million to TWP, which increased TWP’s equity above the required equity threshold as of November 6, 2009.  As of September 30, 2009, TWP did not have any balances outstanding under this facility.

TWPC has a capital rental arrangement with a Canadian financial institution which is also a member of the IIROC. Under this arrangement, the financial institution provides subordinated loan capital to TWPC out of its capital up to CDN$8.0 million for bought deal underwriting commitments in return for a participation in the underwriting. During the nine months ended September 30, 2009, TWPC was provided capital for a bought deal underwriting commitment and as a result incurred a fee of $0.1 million.

Covenants

The Senior Notes include financial covenants including restrictions on additional indebtedness and other liabilities that could cause them to become callable and requirements that the notes be repaid should the Company enter into a transaction to liquidate or dispose of all or substantially all of its property, business or assets. The Company was in compliance with all covenants at September 30, 2009.

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

The following is a summary of the fair value of the major categories of financial instruments held by the Company (in thousands):

	September 30, 2009	December 31, 2008

Assets
Securities owned	$19,351	$18,927
Investments in partnerships and other investments	52,615	43,815

Total assets	$71,966	$62,742

Liabilities
Securities sold, but not yet purchased	$17,605	$11,537

Total liabilities	$17,605	$11,537

The following is a summary of the Company’s financial assets and liabilities as of September 30, 2009 that are accounted for at fair value on a recurring basis by level in accordance with the fair value hierarchy described above (in thousands):

	Level 1 (1)	Level 2	Level 3	Total

Assets
Securities owned:
Equity securities	$15,330	$—	$—	$15,330
Warrants	—	—	4,021	4,021

Investments in partnerships and other investments:
Investments in partnerships	—	—	28,800	28,800
Auction rate securities	—	—	21,343	21,343
Other	—	—	2,472	2,472

Total assets	$15,330	$—	$56,636	$71,966

Liabilities
Securities sold, but not yet purchased:
Equity securities	$3,413	$—	$—	$3,413
Equity index fund	14,192	—	—	14,192

Total liabilities	$17,605	$—	$—	$17,605

(1)	Included in cash and cash equivalents is approximately $39.0 million of money market funds that are considered Level I investments in the fair value hierarchy.

The following is a summary of changes in fair value of the Company’s financial assets that have been classified as Level 3 for the three months ended September 30, 2009 (in thousands):

	Warrants		Investments in Partnerships		Auction Rate Securities	Other Investments	Total

Balance—June 30, 2009	$3,992		$28,725		$8,734	$2,472	$43,923

Realized and unrealized gains (losses)—net	303		(428)		(616)	—	(741)
Purchases, sales, issuances and settlements—net	(582	) (1)	503	(2)	13,225	—	13,146
Cumulative translation adjustment	308		—		—	—	308
Transfers in	—		—		—	—	—
Transfers out	—		—		—	—	—

Balance—September 30, 2009	$4,021		$28,800		$21,343	$2,472	$56,636

(1)
Warrants are received from time to time as partial payment for investment banking services.  During the three months ended September 30, 2009, the Company exercised $1.1 million of warrants that it held and disposed of them subsequent to exercise.

(2)	Represents the net of contributions to and distributions from investments in partnerships.

The following is a summary of changes in fair value of the Company’s financial assets that have been classified as Level 3 for the nine months ended September 30, 2009 (in thousands):

	Warrants		Investments in Partnerships		Auction Rate Securities	Other Investments	Total

Balance—December 31, 2008	$430		$32,654		$8,913	$2,248	$44,245

Realized and unrealized gains (losses)—net	3,958		(4,505)		(795)	164	(1,178)
Purchases, sales, issuances and settlements—net	(752	) (1)	651	(2)	13,225	60	13,184
Cumulative translation adjustment	385		—		—	—	385
Transfers in	—		—		—	—	—
Transfers out	—		—		—	—	—

Balance—September 30, 2009	$4,021		$28,800		$21,343	$2,472	$56,636

(1)
Warrants are received from time to time as partial payment for investment banking services.  During the nine months ended September 30, 2009, the Company exercised $2.1 million of warrants that it held and disposed of them subsequent to exercise.

(2)	Represents the net of contributions to and distributions from investments in partnerships.

During the year ended December 31, 2008, ARS for which the auctions failed were moved to Level 3, as the assets were subject to valuation using unobservable inputs.  These ARS, as well as the ARS purchased subsequent to December 31, 2008, continue to be classified in Level 3 at September 30, 2009.

The total net unrealized gains during the three and nine months ended September 30, 2009 of approximately $0.2 million and $2.3 million, respectively, relate to financial assets held by the Company as of September 30, 2009.

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

NOTE 9 — NET LOSS PER SHARE

Potential dilutive shares consist of the incremental common stock issuable for outstanding restricted stock units, options and a warrant (both vested and non-vested) using the treasury stock method. Potential dilutive shares are excluded from the computation of net loss per share if their effect is anti-dilutive. The anti-dilutive options totaled 268,549 for both the three and nine months ended September 30, 2009. The anti-dilutive options totaled 85,216 for both the three and nine months ended September 30, 2008. The anti-dilutive warrant totaled 486,486 shares for both the three and nine months ended September 30, 2009, as well as for the three and nine months ended September 30, 2008.

NOTE 10 — COMPREHENSIVE LOSS

The following table is a reconciliation of net loss reported in the Company’s condensed consolidated statements of operations to comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net loss	$(14,391)	$(109,179)	$(48,454)	$(137,111)
Currency translation adjustment	2,690	(6,762)	5,016	(9,566)

Comprehensive loss	$(11,701)	$(115,941)	$(43,438)	$(146,677)

NOTE 11 — SHARE-BASED COMPENSATION

The Third Amended and Restated Thomas Weisel Partners Group, Inc. Equity Incentive Plan (the “Equity Incentive Plan”) provides for awards of non-qualified and incentive stock options, restricted stock and restricted stock units and other share-based awards to officers, directors, employees, consultants and advisors of the Company. At the February 2009 Special Meeting of Shareholders, the shareholders of the Company voted to approve an increase in the number of shares of the Company’s common stock available for awards under the Equity Incentive Plan by 6,000,000 shares. At September 30, 2009 the total number of shares issuable under the Equity Incentive Plan was 17,150,000 shares.  Awards of stock options and restricted stock units reduce the number of shares available for future issuance.  The number of shares available for future issuance under the Equity Incentive Plan at September 30, 2009 was approximately 5,800,000 shares.

Stock Options

The Equity Incentive Plan provides for the grant of non-qualified or incentive options for the purchase of newly issued shares of the Company’s common stock at a price determined by the Compensation Committee (the “Committee”) of the Board at the date the option is granted. Generally, options vest and are exercisable ratably over a three or four-year period from the date the option is granted (although, in accordance with the terms of the Company’s Equity Incentive Plan, options granted to non-employee directors as regular director’s compensation have no minimum vesting period) and expire within ten years from the date of grant. The exercise prices, as determined by the Committee, cannot be less than the fair market value of the shares on the grant date. These options provide for accelerated vesting upon a change in control, as determined by the Committee.

The fair value of each option award is estimated on the date of grant using a Black-Scholes Merton option pricing model with the following weighted-average assumptions noted in the table below:

	Nine Months Ended September 30,
	2009	2008
Expected volatility	75.00%	54.60%
Expected term (in years)	3.25	5.00
Risk-free interest rate	1.93%	3.09%
Dividend yield	—%	—%
Weighted-average grant date fair value	$4.00	$3.00

The following table is a summary of option activity:
		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value
			(in years)
Outstanding—December 31, 2008	268,549	$10.40	8.92	$—

Granted	175,000	4.00	4.85	—
Exercised	—	—	—	—
Cancelled	—	—	—	—
Expired	—	—	—	—

Outstanding—September 30, 2009	443,549	$7.87	6.86	$1.34

Exercisable—September 30, 2009	264,444	$10.21	8.20	$—

As of September 30, 2009, there were 264,444 options vested.  The Company assumes that there will be no forfeitures of the non-vested options outstanding as of September 30, 2009 and therefore expects the total amount to vest over their remaining vesting period.

As of September 30, 2009, the total unrecognized compensation expense related to non-vested options was approximately $0.3 million. This cost is expected to be recognized over a weighted-average period of 1.2 years.

The Company recorded $0.1 million in non-cash compensation expense with respect to options during the nine months ended September 30, 2009.

Restricted Stock Units

A summary of non-vested restricted stock unit activity for the nine months ended September 30, 2009 is presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value
Non-vested—December 31, 2008	7,316,712	$8.58

Issued	3,513,061	3.26
Vested	(1,432,590)	11.33
Cancelled	(561,142)	5.81

Non-vested—September 30, 2009	8,836,041	$6.19

The fair value of the shares vested during the three and nine months ended September 30, 2009 was $1.1 million and $5.9 million, respectively. The fair value of the shares vested during the three and nine months ended September 30, 2008 was $0.4 million and $7.9 million, respectively.

As of September 30, 2009, there was $34.0 million of total unrecognized compensation expense related to non-vested restricted stock unit awards. This cost is expected to be recognized over a weighted-average period of 2.1 years.

During the three and nine months ended September 30, 2009 the Company recorded $5.2 million and $14.8 million, respectively, in non-cash compensation expense with respect to grants of restricted stock units. During the three and nine months ended September 30, 2008 the Company recorded $5.0 million and $13.0 million, respectively, in non-cash compensation expense with respect to grants of restricted stock units.

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

During the year ended December 31, 2008, the Company determined that it was more-likely-than-not that its U.S. deferred tax assets would not be realized.  The Company made this determination primarily based on the significant losses it incurred in 2008 as a result of the severe economic downturn and its effect on the capital markets. As of September 30, 2009, the Company continued to carry a full valuation allowance on its U.S. and U.K. deferred tax assets due to continued losses incurred during the nine months ended September 30, 2009.

The Company’s effective tax rate for the three and nine months ended September 30, 2009 was (2.4)% and (1.0)%, respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2008 was 8.6% and 15.8%, respectively. The tax provision for the nine months ended September 30, 2009 relates to the Company’s operations in Canada. The change in the effective tax rate is primarily due to the increase in the valuation allowance associated with the U.S. net operating losses incurred during the three and nine months ended September 30, 2009.

NOTE 13 — COMMITMENTS, GUARANTEES AND CONTINGENCIES

Commitments

Lease Commitments

The Company leases office space and computer equipment under non-cancelable operating leases which extend to 2019 and which may be extended as prescribed under renewal options in the lease agreements. The Company has entered into several non-cancelable sub-lease agreements for certain facilities or floors of facilities which are co-terminus with the Company’s lease for the respective facilities or floors of facilities.  Facility and computer equipment lease expenses charged to operations for the three and nine months ended September 30, 2009 was $3.3 million and $10.1 million, respectively, net of sublease income of $0.9 million and $2.5 million, respectively. Facility and computer equipment lease expenses charged to operations for the three and nine months ended September 30, 2008 was $4.0 million and $12.2 million, respectively, net of sublease income of $1.0 million and $2.8 million, respectively.

During the nine months ended September 30, 2009, the Company recorded a $2.3 million lease loss charge related to office space that it vacated in 2009.  The lease loss liability at September 30, 2009, which relates to vacated office space, was $8.8 million.  The lease loss liability was estimated as the net present value of the difference between lease payments and receipts under expected sublease agreements.

Fund Capital Commitments

At September 30, 2009, the Company’s Asset Management Subsidiaries had commitments to invest in affiliated investment partnerships. These commitments are generally called as investment opportunities are identified by the underlying partnerships.  The Company’s Asset Management Subsidiaries’ commitments at September 30, 2009 were as follows (in thousands):

Global Growth Partners I	$414
Global Growth Partners II	292
Global Growth Partners IV (S)	287
Healthcare Venture Partners	241
India Opportunity Fund	352

Total Fund Capital Commitments	$1,586

In addition to the commitments set forth in the table above, the Company has committed $8.3 million to investments in unaffiliated funds. Through September 30, 2009, the Company has funded $4.9 million of these commitments and the Company’s remaining unfunded commitment at September 30, 2009 was $3.4 million. These commitments may be called in full at any time.

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

Guaranteed Compensation

The Company has entered into guaranteed compensation agreements, and obligations under these agreements are being accrued ratably over the related service period. Total unaccrued obligations at September 30, 2009 for services to be provided subsequent to September 30, 2009 were $3.2 million.

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

As previously disclosed, on July 23, 2009, the staff of the Enforcement Department of FINRA (the “Staff”) advised the Company that the Staff has made a preliminary determination to recommend disciplinary action in connection with the Company’s transactions in ARS on behalf of its customers, including transactions for and with the Company. The Staff’s recommendation involves potential violations of FINRA and Municipal Securities Rulemaking Board rules and certain anti-fraud and other provisions of the Federal securities laws in connection with the purchase and sales of ARS and certain statements and disclosures made in connection with those purchases and sales. A Staff preliminary determination is neither a formal allegation nor is it evidence of wrongdoing.

The Company has responded to the Staff’s preliminary determination and continues to communicate with the Staff to provide its perspective on relevant events and alleged conduct and to seek to resolve the matter, but there can be no assurance that those efforts will be successful or that a disciplinary proceeding will not be brought. The Company is prepared to contest vigorously any formal disciplinary action that would result in a censure, fine, or other sanction that could be material to its business, financial position or results of operations. If FINRA were to institute disciplinary action, it is possible that such action could result in a material adverse effect on the Company’s business, financial position or results of operations. However, the Company is unable to determine at this time the impact of the ultimate resolution of this matter.

In addition to the FINRA investigation, the Company has been named in two FINRA arbitrations filed by retail customers who purchased ARS.  The first claim was recently arbitrated and the Company prevailed on all matters.  The Company has filed its answer to the second customer’s complaint, and the parties are now proceeding with discovery.  The Company believes it has meritorious defenses to the action and intends to vigorously defend such action as it applies to the Company.

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

In re Rigel Pharmaceuticals Inc. Securities Litigation – The Company has been named as a co-defendant in a purported class action litigation brought in connection with a February 2008 secondary offering of Rigel Pharmaceuticals where the Company acted as a co-manager.  The complaint was filed in the United States District Court, Northern District of California, and alleges violations of Federal securities laws against Rigel Pharmaceuticals, officers and underwriters, including the Company, based on alleged misstatements and omissions in the registration statement.  The Company believes it has meritorious defenses to these actions and intends to vigorously defend such actions as they apply to the Company.

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

Resolved Matters

In re Initial Public Offering Securities Litigation – The Company is a defendant in several purported class actions brought against numerous underwriters in connection with certain initial public offerings in 1999 and 2000. These cases have been consolidated in the United States District Court for the Southern District of New York and generally allege that underwriters accepted undisclosed compensation in connection with the offerings, entered into arrangements designed to influence the price at which the shares traded in the aftermarket and improperly allocated shares in these offerings. The actions allege violations of Federal securities laws and seek unspecified damages. Of the 310 issuers named in these cases, the Company acted as a co-lead manager in one offering, a co-manager in 32 offerings, and as a syndicate member in 10 offerings. The Company has denied liability in connection with these matters. On June 10, 2004, plaintiffs entered into a definitive settlement agreement with respect to their claims against the issuer defendants and the issuers’ present or former officers and directors named in the lawsuits, however, approval of the proposed settlement remained on hold pending the resolution of the class certification issue described below. By a decision dated October 13, 2004, the Federal district court granted plaintiffs’ motion for class certification, however, the underwriter defendants petitioned the U.S. Court of Appeals for the Second Circuit to review that certification decision. On December 5, 2006 the Second Circuit vacated the district court’s class certification decision, and the plaintiffs subsequently petitioned the Second Circuit for a rehearing. On April 6, 2007, the Second Circuit denied the rehearing request.  In May 2007, the plaintiffs filed a motion for class certification on a new basis and subsequently scheduled discovery.  In April 2009, the parties entered into a comprehensive settlement agreement that was submitted to the Court which resulted in the resolution of this matter for a payment of $10.6 million which had been previously accrued in the condensed consolidated statements of financial condition.  The payment was funded by the Company’s insurance syndicate.

In re Occam Networks Litigation – The Company has been named as a defendant in a purported class action lawsuit filed in November 2006 in connection with a secondary offering of common stock by Occam Networks in November 2006 where the Company acted as sole book manager.  The amended complaint was filed in the United States District Court, for the Central District of California, and alleges violations of Federal securities laws against Occam Networks, various officers and directors as well as the Occam Networks underwriters, including the Company, based on alleged misstatements and omissions in the disclosure documents for the offering. The matter has now been settled by the issuer with no contribution from the underwriter defendants, including the Company.

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

New Matters

In Re Bare Escentuals Inc. Securities Litigation – The Company has been served in a purported class action litigation brought in connection with the 2006 initial public offering and 2007 secondary offering of Bare Escentuals where the Company acted as a co-manager.  The complaint was filed in the United States District Court, Northern District of California, and alleges violations of Federal securities laws against Bare Escentuals, officers, and underwriters, including the Company, based on alleged misstatements and omissions in the registration statement. The Company believes it has meritorious defenses to these actions and intends to vigorously defend such actions as they apply to the Company.

NOTE 14 — FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK, CREDIT RISK OR MARKET RISK

The majority of the Company’s transactions, and consequently the concentration of its credit exposure, is with its clearing brokers. The clearing brokers are also the primary source of short-term financing for both securities purchased and securities sold, not yet purchased by the Company. The securities owned by the Company may be pledged by the clearing brokers. The amount receivable from or payable to the clearing brokers in the Company’s condensed consolidated statements of financial condition represent amounts receivable or payable in connection with the trading of proprietary positions and the clearance of customer securities transactions. As of September 30, 2009 and December 31, 2008, the Company’s cash on deposit with the clearing brokers was not collateralizing any liabilities to the clearing brokers.

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

The table below summarizes the minimum capital requirements for the Company’s broker-dealer subsidiaries as of September 30, 2009 (in thousands):

	Required Net Capital	Net Capital	Excess Net Capital

TWP	$1,000	$37,133	$36,133
TWPC	233	15,194	14,961
TWPIL	1,108	1,230	122

Total	$2,341	$53,557	$51,216

NOTE 16 — SEGMENT INFORMATION

The following table represents net revenues by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

United States	$30,910	$41,056	$96,849	$133,721
Other countries	12,644	7,990	38,090	24,263

Total net revenue	$43,554	$49,046	$134,939	$157,984

No single customer accounted for more than 10% of the Company’s net revenues during the three and nine months ended September 30, 2009, or during the three or nine months ended September 30, 2008.

Net revenues from countries other than the United States consist primarily of net revenues from Canada. Net revenues from Canada during both the three and nine months ended September 30, 2009 accounted for 80% of net revenues from other countries and during the three and nine months ended September 30, 2008 accounted for 67% and 78%, respectively, of net revenues from other countries.

The following table represents long lived assets by geographic area based on the physical location of the assets (in thousands):

	September 30, 2009	December 31, 2008

United States	$12,736	$17,261
Other countries	3,445	3,320

Total long lived assets—net	$16,181	$20,581

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended (the "Exchange Act”),  and Section 21E of the Exchange Act, as amended.  In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “predict”, “potential”, “intend” or “continue”, the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include expectations as to our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined in Part I, Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and in Part II, Item 1A – “Risk Factors” of this Quarterly Report on Form 10-Q.

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

We are exposed to volatility and trends in the general securities market and the economy. In the latter half of 2007, uncertainty and turmoil in the global financial markets began to impact our capital markets activity.  In 2008 and through the first nine months of 2009, we experienced a dramatic slowdown in the capital markets that led to a significant decline in the number of our investment banking transactions. As transactions declined, it was important for us to align our costs with expected revenues to maintain our capital.

During 2008, we took significant steps to reduce our cost structure and reshape our operations in an effort to preserve capital, retain key personnel and position the Company to take advantage of the dislocation in the marketplace when capital market activity returned. The most significant of these measures has been the reduction in our headcount.  During 2009, we reduced our headcount by approximately 100 employees, which follows a net headcount reduction in 2008 of approximately 200 employees.  As of September 30, 2009, we had approximately 460 employees, a 40% reduction from the beginning of 2008.

In addition to the headcount reductions, as an additional cost saving measure, we reduced base salaries for employees with titles of Vice President and above by 10%, including our Chief Executive Officer, President and other executive officers effective January 1, 2009, and for the 2009-2010 director term, we reduced the base compensation for non-employee directors from $75,000 to $50,000.  Although we believe our professionals to be our most important asset, and their compensation and benefits have been our most significant expenditure, we undertook these reductions in an effort to align this expenditure to revenues.

While we continue to rationalize our non-compensation expenses based on opportunities we are seeing in the marketplace, our focus has shifted to capitalizing on the growth prospects of our business and to increasing market share. With the economic recovery taking hold, and as companies with strong fundamentals continue to post top-line growth, we are starting to see strength in our investment banking business. We believe the near term investment banking opportunity in the technology and resource sectors to be significant and that our banking platform, with a focus on these growth sectors, will benefit.

Over this challenging period, as we have reduced headcount to align costs, we have been strategic in maintaining the same number of senior banking professionals, and therefore the capacity of our banking platform. If conditions continue to improve in the equity capital markets we should benefit from maintaining our coverage of the technology, mining, energy, healthcare and consumer growth sectors and our level of senior banking professionals.

While we believe that we maintain a solid capital position, we intend to file a universal shelf registration statement with the Securities and Exchange Commission (“SEC”) to register up to $100 million in securities.  The shelf filing provides us with the flexibility to raise capital or to take advantage of future growth opportunities.  We do not have any immediate plans to raise capital.

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

The following table provides a summary of our results of operations (dollar amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change

Net revenues	$43,554	$49,046	(11.2)%	$134,939	$157,984	(14.6)%
Loss before taxes	$(14,055)	$(119,479)	(88.2)%	$(47,984)	$(162,817)	(70.5)%
Net loss	$(14,391)	$(109,179)	(86.8)%	$(48,454)	$(137,111)	(64.7)%

Net loss per share:
Basic net loss per share	$(0.44)	$(3.41)		$(1.49)	$(4.22)
Diluted net loss per share	$(0.44)	$(3.41)		$(1.49)	$(4.22)

Revenues

The following table sets forth our revenues, both in dollar amounts and as a percentage of net revenues (dollar amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
Revenues:
Investment banking	$15,568	$17,531	(11.2)%	$40,862	$51,966	(21.4)%
Brokerage	24,256	33,652	(27.9)	81,455	104,646	(22.2)
Asset management	3,932	(2,329)	nm (1)	13,102	(115)	nm
Interest income	198	1,828	(89.2)	743	6,701	(88.9)

Total revenues	43,954	50,682	(13.3)	136,162	163,198	(16.6)
Interest expense	(400)	(1,636)	(75.6)	(1,223)	(5,214)	(76.5)

Net revenues	$43,554	$49,046	(11.2)%	$134,939	$157,984	(14.6)%

Percentage of net revenues:
Investment banking	35.7%	35.7%		30.3%	32.9%
Brokerage	55.7	68.6		60.4	66.2
Asset management	9.0	(4.7)		9.7	(0.1)
Interest income	0.5	3.7		0.5	4.3

Total revenues	100.9	103.3		100.9	103.3
Interest expense	(0.9)	(3.3)		(0.9)	(3.3)

Net revenues	100.0%	100.0%		100.0%	100.0%
(1)	Not meaningful.

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

The following table sets forth our investment banking revenues and the number of investment banking transactions (dollar amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change

Investment banking revenue:
Capital raising	$10,429	$3,962	163.2%	$27,162	$25,204	7.8%
Strategic advisory	5,139	13,569	(62.1)	13,700	26,762	(48.8)

Total investment banking revenue	$15,568	$17,531	(11.2)%	$40,862	$51,966	(21.4)%

Investment banking transactions:
Capital raising	17	8		50	53
Strategic advisory	6	5		16	15

Total investment banking transactions	23	13		66	68

Average revenue per transaction	$677	$1,349		$619	$764

 Three Months Ended September 30, 2009 versus 2008 — Investment banking revenue decreased $2.0 million in the three months ended September 30, 2009 from 2008.  Our average revenue per transaction decreased to $0.7 million during the three months ended September 30, 2009 from $1.3 million in 2008. During the three months ended September 30, 2009 and 2008 we closed 23 and 13 investment banking transactions, respectively. The increase in the number of transactions is primarily due to the increase in capital raising activity, particularly in Canada, as the Mining sector had significant activity. During the three months ended September 30, 2009 and 2008, 42.6% and 71.5%, respectively, of our investment banking revenue was earned from the five largest transactions during the respective periods.

Capital raising revenue accounted for 67% and 23% of our investment banking revenue in the three months ended September 30, 2009 and 2008, respectively. Capital raising revenue increased $6.5 million to $10.4 million in the three months ended September 30, 2009 from 2008. Our average revenue per capital raising transaction increased to $0.6 million during the three months ended September 30, 2009 from $0.5 million in 2008. Our results highlight the benefit of our diversified sector strategy. In particular, our expansion into the resource sectors diversified our platform and continues to be an important component of our revenues. The composition of investment banking revenues in the third quarter of 2009 by sector was led by Mining representing 44%, a sector that has performed well during the first nine months of 2009, followed by Healthcare representing 18%, and the remainder was from Energy, Technology and Consumer.

Strategic advisory revenue accounted for 33% and 77% of our investment banking revenue in the three months ended September 30, 2009 and 2008, respectively. Strategic advisory revenue decreased $8.4 million to $5.1 million in the three months ended September 30, 2009 from 2008. Our average revenue per strategic advisory transaction decreased to $0.9 million during the three months ended September 30, 2009 from $2.7 million in 2008.  The decrease in our average revenue per transaction is due to three large transactions during the three months ended September 30, 2008, representing approximately $10.7 million of our strategic advisory revenues.

Nine Months Ended September 30, 2009 versus 2008 — Investment banking revenue decreased $11.1 million in the nine months ended September 30, 2009 from 2008. Our average revenue per transaction was $0.6 million and $0.8 million in the nine months ended September 30, 2009 and 2008, respectively. During the nine months ended September 30, 2009 and 2008 we closed 66 and 68 investment banking transactions, respectively. During the nine months ended September 30, 2009 and 2008, 27.9% and 27.8%, respectively, of our investment banking revenue was earned from the five largest transactions during the respective periods. During the nine months ended September 30, 2009, our investment banking revenue included $5.4 million of revenue generated from a single capital raising transaction.

Capital raising revenue accounted for 66% and 49% of our investment banking revenue in the nine months ended September 30, 2009 and 2008, respectively. Capital raising revenue increased $2.0 million to $27.2 million in the nine months ended September 30, 2009 from 2008. Our average revenue per capital raising transaction was $0.5 million in both the nine months ended September 30, 2009 and 2008. Our results highlight the benefits of our diversified sector strategy, and expansion into the resource sectors continues to be an important component of our revenues.  While 2009 has only recently shown renewed strength in capital markets activity in the United States, the first nine months of 2009 benefited from the Energy and Mining sectors, primarily in Canada, which together represented 58% of investment banking revenues in the period.

Strategic advisory revenue accounted for 34% and 51% of our investment banking revenue in the nine months ended September 30, 2009 and 2008, respectively. Strategic advisory revenue decreased $13.1 million to $13.7 million in the nine months ended September 30, 2009 from 2008. Our average revenue per strategic advisory transaction decreased to $0.9 million during the nine months ended September 30, 2009 from $1.8 million in 2008. The decrease in our average revenue per transaction is due to three large transactions during the nine months ended September 30, 2008, representing approximately $10.7 million of our strategic advisory revenues.

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

The concentration in brokerage revenue among our ten largest brokerage clients was 25% and 39% for the three months ended September 30, 2009 and 2008, respectively, which represents approximately $6.1 million and $13.2 million, respectively, of brokerage revenue. The concentration in brokerage revenue among our ten largest brokerage clients was 26% and 25% for the nine months ended September 30, 2009 and 2008, respectively, which represents approximately $21.5 million and $26.0 million, respectively, of brokerage revenue.

Three and Nine Months Ended September 30, 2009 versus 2008 — Brokerage revenue decreased by $9.4 million and $23.2 million in the three and nine months ended September 30, 2009 from 2008, respectively. The decrease in brokerage revenues was primarily attributable to lower revenue from our institutional business in the United States due to lower institutional commissions coupled with lower revenues in electronic and block trading.

The combined average daily volume on the New York Stock Exchange and the Nasdaq was approximately 3.5 billion and 3.8 billion shares during the three and nine months ended September 30, 2009, respectively, a decrease of 5.6% and an increase of 2.2% from the three and nine months ended September 30, 2008, respectively. Our combined average daily customer trading volume decreased 13.3% and 6.7% for the three and nine months ended September 30, 2009 from 2008, respectively.

We have taken steps over the past year, including broadening our geographic coverage and developing our product offerings within electronic trading, to attract and retain trading volume from customers who are shifting away from utilizing full-service brokerage services and increasing their use of alternative trading systems.

Asset Management Revenue

Our asset management revenue includes (i) fees from investment partnerships we manage, (ii) realized and unrealized gains (losses) on investments in private equity partnerships which are primarily allocations of the appreciation and depreciation in fair value of the underlying partnership investments, (iii) fees we earn from the management of equity distributions received by our clients, (iv) other asset management-related realized and unrealized gains (losses) on investments not associated with private equity partnerships and (v) realized and unrealized gains (losses) on warrants received as partial payment for investment banking services. Our investments in partnerships include the following private investment funds: Thomas Weisel Capital Partners (“TWCP”), Thomas Weisel Global Growth Partners (“TWGGP”), Thomas Weisel Healthcare Venture Partners (“TWHVP”) and Thomas Weisel Venture Partners (“TWVP”).

The following table sets forth our asset management revenues (dollar amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
Asset management revenue:
Management fees	$3,778	$3,754	0.6%	$10,701	$10,883	(1.7)%
Investments in partnerships realized and unrealized gains (losses)—net	(65)	(2,375)	(97.3)	(1,762)	(4,133)	(57.4)
Other securities realized and unrealized gains (losses)—net	219	(3,708)	nm	4,163	(6,865)	nm

Total asset management revenue	$3,932	$(2,329)	nm	$13,102	$(115)	nm

Three Months Ended September 30, 2009 versus 2008 — Investments in partnerships realized and unrealized gains (losses) were as follows (dollar amounts in thousands):

	Three Months Ended September 30,
	2009	2008	% Change
Investments in partnerships realized and unrealized gains (losses)—net:
TWCP	$(422)	$(245)	72.3%
TWGGP	56	272	(79.5)
TWHVP	(447)	(1,079)	(58.6)
TWVP	(54)	(785)	(93.1)
Other	802	(538)	nm

Total investments in partnerships realized and unrealized gains (losses)—net	$(65)	$(2,375)	(97.3)%

The net realized and unrealized investment loss during the three months ended September 30, 2009 was attributable to our partnership interests in private portfolio companies caused primarily by downward valuations of those companies seeking capital in the current environment and stock price decreases associated with our interests in public companies held in these partnerships.  The loss is partially offset by a net unrealized gain attributable to our interest in a partnership which has invested in a privately held company that experienced significant growth in its operating results since our interest was acquired at the beginning of 2008.

We recorded net investment gains in other securities of $0.2 million in the three months ended September 30, 2009 compared to net investment losses of $3.7 million in 2008 primarily due to an increase in unrealized and realized gains on warrants and equity securities during the three months ended September 30, 2009, offset by unrealized losses on auction rate securities.

Nine Months Ended September 30, 2009 versus 2008 — Investments in partnerships realized and unrealized gains (losses) were as follows (dollar amounts in thousands):

	Nine Months Ended September 30,
	2009	2008	% Change
Investments in partnerships realized and unrealized gains (losses)—net:
TWCP	$(1,714)	$(736)	132.8%
TWGGP	(518)	183	nm
TWHVP	(2,029)	(2,220)	(8.6)
TWVP	(1,658)	(1,062)	56.1
Other	4,157	(298)	nm

Total investments in partnerships realized and unrealized gains (losses)—net	$(1,762)	$(4,133)	(57.4)%

The net realized and unrealized investment loss during the nine months ended September 30, 2009 was attributable to our partnership interests in private portfolio companies caused by both downward valuations of those companies seeking capital in the current environment and declining operating results. Stock price decreases associated with our interests in public companies held in these partnerships also contributed to the loss.  This loss was partially offset by an unrealized gain attributable to our interest in a partnership which has invested in a privately held company that experienced significant growth in its operating results since our interest was acquired at the beginning of 2008.

We recorded net investment gains in other securities of $4.2 million in the nine months ended September 30, 2009 compared to net investment losses of $6.9 million in 2008 primarily due to an increase in unrealized and realized gains on warrants and equity securities during the nine months ended September 30, 2009, offset by unrealized losses on auction rate securities.

Net Revenues by Geographic Segment

The following table sets forth our net revenues by geographic segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

United States	$30,910	$41,056	$96,849	$133,721
Other countries	12,644	7,990	38,090	24,263

Total net revenue	$43,554	$49,046	$134,939	$157,984

No single customer accounted for more than 10% of net revenues during the three and nine months ended September 30, 2009 or during the three and nine months ended September 30, 2008.

Net revenues from countries other than the United States consist primarily of net revenues from Canada. Net revenues from Canada during both the three and nine months ended September 30, 2009 accounted for 80% of net revenues from other countries and during the three and nine months ended September 30, 2008 accounted for 67% and 78%, respectively, of net revenues from other countries.

Expenses Excluding Interest

The following table sets forth information relating to our expenses excluding interest, both in dollar amounts and as a percentage of net revenues (dollar amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
Expenses excluding interest:
Compensation and benefits expense	$27,312	$36,869	(25.9)%	$88,051	$119,046	(26.0)%
Non-compensation expense	30,297	131,656	(77.0)	94,872	201,755	(53.0)

Total expenses excluding interest	$57,609	$168,525	(65.8)%	$182,923	$320,801	(43.0)%

Percentage of net revenues:
Compensation and benefits expense	62.7%	75.2%		65.3%	75.4%
Non-compensation expense	69.6	268.4		70.3	127.7

Total	132.3%	343.6%		135.6%	203.1%

Average number of employees	462	622		498	660

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

Share-based awards constitute a portion of our compensation expense, and as a general matter, vest over a three or four-year service period, are subject to continued employment and, accordingly, are recorded as non-cash compensation expense ratably over the service period beginning on the date of grant. As a result, our aggregate compensation expense has been, and will continue to be, impacted as we recognize multiple years of share-based compensation expense associated with the vesting of prior year grants.  During the nine months ended September 30, 2009, approximately 407,000 performance-based restricted stock unit equity awards were granted to employees as part of our regular hiring process. As of September 30, 2009, there was $34.0 million of unrecognized compensation expense related to non-vested restricted stock unit awards, which is expected to be recognized over a weighted-average period of 2.1 years.

Since January 2009, we have reduced our total headcount by approximately 20% as part of our ongoing efforts to reduce our operating costs in order to mitigate the effect of the decline in revenues. In addition, effective January 1, 2009, base salaries for employees with titles of Vice President and above were reduced by 10%, including our Chief Executive Officer, President and other executive officers, and effective January 1, 2009, for the 2009-2010 director term, we reduced the base compensation for non-employee directors from $75,000 to $50,000.  These reductions in headcount and base salaries are expected to result in a further decrease in our compensation and benefits expense in future periods.

Three and Nine Months Ended September 30, 2009 versus 2008 — Compensation and benefits expense decreased $9.6 million and $31.0 million in the three and nine months ended September 30, 2009 from 2008, respectively. This change was the result of a decrease in salary, bonus, commissions and related taxes and benefits expense of $3.6 million, $3.7 million, $1.6 million and $0.5 million, respectively, during the three months ended September 30, 2009 from 2008, and $13.5 million, $10.4 million, $4.1 million and $3.0 million, respectively, during the nine months ended September 30, 2009 from 2008.  The decrease was due to the 40% reduction in our headcount from January 2, 2008 through September 2009.  We had 459 and 611 employees at September 30, 2009 and 2008, respectively.

Non-Compensation Expenses

Our non-compensation expenses include (i) brokerage execution, clearance and account administration, (ii) communications and data processing, (iii) depreciation and amortization of property and equipment, (iv) amortization of other intangible assets, (v) goodwill impairment, (vi) marketing and promotion, (vii) occupancy and equipment and (viii) other expenses.

Our expense reduction initiatives are reflective in our non-compensation expenses, which totaled $30.3 million in the three months ended September 30, 2009, a decrease of $8.8 million from the three months ended September 30, 2008 if our goodwill impairment charge of $92.6 million is excluded. Additionally, included in our non-compensation expenses for the third quarter of 2009 is a non-cash facilities lease loss charge of $2.6 million as a result of reducing our real estate footprint in San Francisco.  Our non-compensation expense in the three and nine ended September 30, 2009 decreased 77% and 53% from expense in the three and nine months ended September 30, 2008, respectively.

Three Months Ended September 30, 2009 versus 2008 — Non-compensation expense decreased $101.4 million in the three months ended September 30, 2009 from 2008.  The decrease is primarily due to the goodwill impairment of $92.6 million recorded during the three months ended September 30, 2008. Marketing and promotion expense decreased $1.2 million primarily due to a reduction of client related employee travel expenses in 2009. Brokerage execution, clearance and account administration decreased $1.3 million due to lower fees paid related to the decrease in our institutional brokerage business. Communications and data processing expense and other expense decreased $1.3 million and $3.2 million, respectively, primarily due to decreased employee communication expenses related to the headcount reduction and the consolidation our service providers. Amortization of intangible assets decreased $1.2 million due to the use of an accelerated method of amortization and the full amortization of our investment banking backlog intangible during 2008.

Nine Months Ended September 30, 2009 versus 2008 — Non-compensation expense decreased $106.9 million in the nine months ended September 30, 2009 from 2008.  The decrease is primarily due to the goodwill impairment of $92.6 million recorded during the nine months ended September 30, 2008. The decrease is also due to a decrease of $5.8 million in marketing and promotion expense due to a reduction of client related employee travel in 2009. Occupancy and equipment expense and communications and data processing expense decreased $2.4 million and $3.9 million, respectively. Occupancy and equipment expense decreased primarily due to exiting or subletting offices in India, New York and San Francisco during 2008. Communications and data processing expenses decreased primarily due to the reduction of headcount and the consolidation our service providers. Amortization of intangible assets decreased $3.0 million due to the use of an accelerated method of amortization and the full amortization of our investment banking backlog intangible during 2008. The overall decrease in our non-compensation expense is partially offset by a loss of approximately $5.1 million due to a customer who failed to pay for several equity purchases that we executed at the customer’s request.  Based on our agreement with our primary clearing broker, we were required to settle and pay for those transactions on the customer’s behalf.

Provision for Taxes

We account for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the financial reporting and tax basis of our assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized.

During the year ended December 31, 2008, we determined that it was more-likely-than-not that our U.S. deferred tax assets would not be realized.  We made this determination primarily based on the significant losses we incurred in 2008 as a result of the severe economic downturn and its effect on the capital markets. As of September 30, 2009, we continued to carry a full valuation allowance on our U.S. and U.K. deferred tax assets due to continued losses incurred during the nine months ended September 30, 2009.

Our effective tax rate for the three and nine months ended September 30, 2009 was (2.4)% and (1.0)%, respectively. Our effective tax rate for the three and nine months ended September 30, 2008 was 8.6% and 15.8%, respectively. The tax provision for the nine months ended September 30, 2009 relates to our operations in Canada. The change in the effective tax rate is due to the valuation allowance associated with the U.S. net operating losses incurred during the three and nine months ended September 30, 2009.

Liquidity and Capital Resources

We believe that our current level of equity capital, current cash balances, funds anticipated to be provided by operating activities and funds available to be drawn under temporary loan agreements, will be adequate to meet our liquidity and regulatory capital requirements for the next 12 months.

Cash Flows

Cash and cash equivalents were $66.3 million at September 30, 2009, a decrease of $50.3 million from $116.6 million at December 31, 2008.

Operating activities used $34.6 million of cash and cash equivalents during the nine months ended September 30, 2009.  Our net loss, excluding non-cash items, contributed $18.8 million to the decrease in cash and cash equivalents and an increase in our receivable net of payable from clearing brokers of $25.4 million from December 31, 2008 further added to the decrease in our cash balance. Our accrued compensation balance decreased $9.9 million during the nine months ended September 30, 2009, primarily due to our making aggregate cash bonus payments to our employees of $29.2 million, offset by bonus accruals made during the year of $17.0 million.

This overall decrease in cash is partially offset by a decrease in our net securities owned positions of $11.6 million, a direct result of the liquidation of our convertible bonds during 2009.  Finally, during the nine months ended September 30, 2009, we collected $5.1 million of corporate finance receivables that were outstanding at December 31, 2008.

Investing and financing activities used $18.9 million of cash and cash equivalents during the nine months ended September 30, 2009 primarily due to the repurchase at par of $13.3 million of auction rate securities (“ARS”) from our customer accounts in July 2009. Also contributing to the decrease in cash was the net settlement of $2.3 million of equity awards that became deliverable to our employees during 2009.  We also used $1.4 million for the purchase of property plant and equipment, $1.2 million for the purchase of partnership investments and other investments and $0.7 million to repurchase our common stock.

Auction Rate Securities

ARS are variable rate debt instruments, having long-term maturity dates (approximately 25 to 33 years), but whose interest rates are reset through an auction process, most commonly at intervals of 7, 28 and 35 days. The interest earned on these investments is exempt from Federal income tax. All of our ARS are backed by pools of student loans and were rated either Aaa, Aa3, A1, A3, B2 or Baa3 at September 30, 2009.

As of September 30, 2009, we held ARS with a par value of $22.9 million and a fair value of $21.3 million.  This balance includes the July 2009 repurchase at par of $13.3 million of ARS that previously had been sold from the Company’s account in January 2008 to three customers without those customers’ prior written consent.

In December 2007 and in January 2008, we sold a substantial portion of our ARS holdings at par in order to partially fund our acquisition of Westwind and to contribute capital to Thomas Weisel Partners LLC (“TWP”), our U.S. broker-dealer subsidiary, in order for it to make bonus payments to our employees attributable to the acceleration and cessation of mid-year retention bonuses announced in connection with the Westwind acquisition.  In February 2008, widespread auction failures resulted in a lack of liquidity for these previously liquid securities. As a result, we disclosed that the principal balance of the $10.4 million of ARS we held as of January 31, 2008 would not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers and the underwriters establish a different form of financing to replace these securities or final payments come due according to the contractual maturities.

As a result of the auction failures, we evaluate the credit risk and liquidity risk associated with our ARS and compare the yields on our ARS to similarly rated municipal issues.  We determined that our ARS had a fair value decline of $0.8 million in the nine months ended September 30, 2009.

We continue to receive interest when due on our ARS and expect to continue to receive interest when due in the future.  The weighted-average Federal tax exempt interest rate was 0.8% at September 30, 2009.  Our ARS are held at our primary broker dealer and are included in net capital, subject to haircuts determined in accordance with guidance from the Division of Trading and Markets of  the SEC under Rule 15c3-1 under the Securities Exchange Act of 1934 (the “Net Capital Rule”).

In October 2009, the State of New Mexico redeemed at par $3.0 million of ARS held by us at September 30, 2009.

Debt Financing

 In connection with our initial public offering of common stock, we issued $33 million of unsecured senior notes to our former Class D and Class D-1 shareholders and are required to make principal and interest payments on these notes in accordance with their terms. As of September 30, 2009, the outstanding principal balance under these notes was $23.0 million which is due in February 2011. These notes contain covenants regarding additional debt and other liabilities that could cause them to become callable and requirements that the notes be repaid should the Company enter into a transaction to liquidate or dispose of all or substantially all of its property, business or assets. As of September 30, 2009 we are in compliance with these covenants.

In April 2008, TWP entered into a $25.0 million revolving note and cash subordination agreement with our primary clearing broker.  TWP will need to satisfy certain conditions in order to draw funds under this loan agreement, and there can be no assurances that those conditions will be satisfied at that time.  These conditions include the following: (i) maintaining a certain level of equity, (ii) meeting a certain level of net capital based upon regulatory financial statement filings, (iii) continuing to employ Thomas W. Weisel as Chief Executive Officer, (iv) continuing to operate TWP’s investment banking and brokerage operations and (v) demonstrating TWP’s investment banking and brokerage operations continue to generate a specified percentage of total revenues.  We renewed this agreement on April 30, 2009, and the new credit period expires on April 30, 2010. As of September 30, 2009, TWP did not meet the equity threshold specified in the agreement. Subsequent to September 30, 2009, Thomas Weisel Partners Group, Inc. contributed $5.0 million to TWP, which increased TWP’s equity above the required equity threshold as of November 6, 2009. As of September 30, 2009, we do not have any balances outstanding under this facility.

Bonus and Net Settlement of Restricted Stock Units

The timing of bonus compensation payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees are generally paid salaries semi-monthly during the year, bonus payments, which make up a larger portion of total compensation, have historically been paid in February and July.

During the nine months ended September 30, 2009 we have made aggregate cash bonus payments to our employees of approximately $29.2 million and granted equity awards with a grant date fair value of $11.1 million.

During the nine months ended September 30, 2009, approximately 1,670,000 shares of freely transferable common stock became deliverable to our employees in respect of share-based awards previously granted. We elected to settle a portion of these vesting shares through a net settlement feature to meet the minimum employee statutory income tax withholding requirements.  During the nine months ended September 30, 2009, we made payments of $2.3 million related to the net settlement of shares.  Our cash position and liquidity will be effected to the extent we elect to continue to settle a portion of vesting shares through net settlement in the future.

Regulatory Net Capital and Other Amounts Required to be Maintained at Broker-Dealer Subsidiary

We have the following registered securities broker-dealer subsidiaries:

•	Thomas Weisel Partners LLC

•	Thomas Weisel Partners Canada Inc. (“TWPC”)

•	Thomas Weisel Partners International Limited (“TWPIL”)

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

The table below summarizes the minimum capital requirements for our broker-dealer subsidiaries as of September 30, 2009 (in thousands):

	Required Net Capital	Net Capital	Excess Net Capital

TWP	$1,000	$37,133	$36,133
TWPC	233	15,194	14,961
TWPIL	1,108	1,230	122

Total	$2,341	$53,557	$51,216

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

Due to the nature of our investment banking and brokerage businesses, liquidity is of critical importance to us. Accordingly, we regularly monitor our liquidity position, including our cash and net capital positions.  In April 2008, TWP entered into a $25.0 million revolving note and subordinated loan agreement.  The credit period in which TWP could draw on the note ended on April 18, 2009. TWP renewed this agreement on April 30, 2009, and the new credit period expires April 30, 2010.  From time to time we may borrow funds under this subordinated loan agreement or under similar liquidity facilities. Such funds would constitute capital for purposes of calculating our net capital position. This facility is available subject to certain conditions including the following: (i) maintaining a certain level of equity, (ii) meeting a certain level of net capital based upon regulatory financial statement filings, (iii) continuing to employ Thomas W. Weisel as Chief Executive Officer, (iv) continuing to operate TWP’s investment banking and brokerage operations and (v) demonstrating TWP’s investment banking and brokerage operations continue to generate a specified percentage of total revenues.  As of September 30, 2009, TWP did not meet the equity threshold specified in the agreement. Subsequent to September 30, 2009, Thomas Wiesel Partners Group, Inc. contributed $5.0 million to TWP, which increased TWP’s equity above the required equity threshold as of November 6, 2009.

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

Contractual Obligations

There have been no material changes during the period covered by this report, outside of the ordinary course of our business, to the contractual obligations specified in the table disclosed in Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our business and financing activities directly expose us to various types of risks, including (i) market risk relating to, among other things, the changes in the market value of equity or debt instruments and (ii) interest rate risk relating to the effect of changes in interest rates and the yield curve on the value of debt instruments that we hold and our payment obligations in respect of notes that we have issued.  We are also exposed to other risks in conducting our business such as credit risk and the effects of inflation.  Our exposure to these risks could be material to our consolidated financial statements. Set forth below is a discussion of some of these risks together with quantitative information regarding the aggregate amount and value of financial instruments that we hold, in which we maintain a position or that we have issued and that remain outstanding, in each case, as of September 30, 2009 and December 31, 2008. Due to the nature of our business, in particular our trading business, the amount or value of financial instruments that we hold or maintain a position in will fluctuate on a daily and intra-day basis and the period-end values and amounts presented below are not necessarily indicative of the exposures to market risk, interest rate risk and other risks we may experience at various times throughout any given period.

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

As of September 30, 2009 (in thousands):
	Maturity Date									Carrying Value as of
	Remainder of 2009		2010	2011	2012	2013	Thereafter		Total Principal	September 30, 2009

Inventory positions:
Convertible bonds—long	$—		$—	$—	$—	$—	$—		$—	$—
Warrants—long (1)	595		219	2,981	105	—	121		4,021	4,021
Equity securities—long										15,330
Total—long	595		219	2,981	105	—	121		4,021	19,351

Equity securities—short										3,413
Equity index fund—short										14,192
Total—short										17,605

Other investments:
Auction rate securities	3,000	(2)	—	—	—	—	19,875	(3)	22,875	21,343
Other										2,472

(1)	Maturity date is based on the warrant expiration date. An assumption of expiration date was made when none was available.

(2)	Represents an October 2009 redemption.

(3)	Represents contractual maturity date. Please refer to further discussion regarding auction rate securities included in the “Liquidity and Capital Resources” section above.

As of December 31, 2008 (in thousands):

	Maturity Date								Carrying Value as of
	2009	2010	2011	2012	2013	Thereafter		Total Principal	December 31, 2008

Inventory positions:
Convertible bonds—long	$—	$1,000	$7,050	$—	$—	$4,500		$12,550	$6,402
Warrants—long (1)	250	153	27	—	—	—		430	430
Equity securities—long									12,095
Total—long	250	1,153	7,077	—	—	4,500		12,980	18,927

Equity securities—short									1,464
Equity index fund—short									10,073
Total—short									11,537

Other investments:
Auction rate securities	—	—	—	—	—	9,650	(2)	9,650	8,913
Other									2,248

(1)	Maturity date is based on the warrant expiration date. An assumption of expiration date was made when none was available.

(2)	Represents contractual maturity date. Please refer to further discussion regarding auction rate securities included in the “Liquidity and Capital Resources” section above.

In connection with our asset management activities, we provide seed investment funds for new asset management products to be invested in long and short positions in publicly traded equities and related options and other derivative instruments. These seed investments are included in the tables presented above.

In addition to the positions set forth in the table above, we maintain investments in private equity, venture capital and other investment funds.  These investments are carried at fair value in accordance with industry guidance, and as of September 30, 2009 and December 31, 2008, the fair value of these investments was $28.8 million and $32.7 million, respectively.

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

Interest Rate Risk

Interest rate risk represents the potential loss from adverse changes in market interest rates. As we may hold U.S. Treasury securities, ARS and convertible debt securities, and incur interest-sensitive liabilities from time to time, we are exposed to interest rate risk arising from changes in the level and volatility of interest rates and in the shape of the yield curve. Certain of these interest rate risks may be managed through the use of short positions in U.S. government and corporate debt securities and other instruments.  In addition, we issued floating rate notes to California Public Employees’ Retirement System and Nomura America Investment, Inc., and therefore we are exposed to the risk of higher interest payments on those notes if interest rates rise.

The tables below provide information about our financial instruments that are sensitive to changes in interest rates. For inventory positions, other investments and notes payable, the tables present principal cash flows based on contractual maturity dates.

As of September 30, 2009 (in thousands):

	Maturity Date									Carrying Value as of
	Remainder of 2009		2010	2011	2012	2013	Thereafter		Total Principal	September 30, 2009

Inventory positions:
Convertible bonds—long	$—		$—	$—	$—	$—	$—		$—	$—

Other investments:
Auction rate securities (1)	3,000	(3)	—	—	—	—	19,875	(4)	22,875	21,343

Notes payable:
Senior Note, floating mid-term AFR + 2.25% (2)	—		—	13,000	—	—	—		13,000	12,670
Senior Note, floating mid-term AFR + 2.25% (2)	—		—	10,000	—	—	—		10,000	9,747

(1)	The weighted-average Federal tax exempt interest rate was 0.8% at September 30, 2009.

(2)
We have recorded the debt principal at a discount to reflect the below-market stated interest rate of these notes at inception. We amortize the discount to interest expense so that the interest expense approximates our incremental borrowing rate. The weighted average interest rate was 4.27% at September 30, 2009.

(3)	Represents an October 2009 redemption.

(4)	Represents contractual maturity date. Please refer to further discussion regarding auction rate securities included in the “Liquidity and Capital Resources” section above.

As of December 31, 2008 (in thousands):

	Maturity Date								Carrying Value as of
	2009	2010	2011	2012	2013	Thereafter		Total Principal	December 31, 2008

Inventory positions:
Convertible bonds—long	$—	$1,000	$7,050	$—	$—	$4,500		$12,550	$6,402

Other investments:
Auction rate securities (1)	—	—	—	—	—	9,650	(3)	9,650	8,913

Notes payable:
Senior Note, floating mid-term AFR + 2.25% (2)	—	—	13,000	—	—	—		13,000	12,492
Senior Note, floating mid-term AFR + 2.25% (2)	—	—	10,000	—	—	—		10,000	9,609

(1)	The weighted-average Federal tax exempt interest rate was 1.91% at December 31, 2008.

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

Credit Risk

Our broker-dealer subsidiaries place and execute customer orders. The orders are then settled by unrelated clearing organizations that maintain custody of customers’ securities and provide financing to customers. The majority of our transactions, and consequently the concentration of our credit exposure, is with our clearing brokers. The clearing brokers are also the primary source of our short-term financing (securities sold, but not yet purchased), which is collateralized by cash and securities owned by us and held by the clearing brokers. Our securities owned may be pledged by the clearing brokers. The amount receivable from or payable to the clearing brokers in the condensed consolidated statements of financial position represents amounts receivable or payable in connection with the proprietary and customer trading activities. As of September 30, 2009 and December 31, 2008, our cash on deposit with the clearing brokers of $38.8 million and $69.3 million, respectively, was not collateralizing any liabilities to the clearing brokers. In addition to the clearing brokers, we are exposed to credit risk from other brokers, dealers and other financial institutions with which we transact business.

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

During the nine months ended September 30, 2009, we recorded a loss of $5.1 million due to a customer who failed to pay for several equity purchases that we executed at the customer’s request.  Based on our agreement with our primary clearing broker, we were required to settle and pay for those transactions on the customer’s behalf. We recorded the loss in bad debt expense which is included in other expense in the condensed consolidated statements of operations.  We believe the loss was incurred as a result of fraudulent activity on the part of the customer and are vigorously pursuing that customer for the losses incurred upon liquidating those positions.

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the three months ended September 30, 2009, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.

There were no changes in our internal control over financial reporting in the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The following describes significant developments with respect to our litigation matters that occurred in the three months ended September 30, 2009, and through the filing date, and should be read in conjunction with our discussion set forth in Note 16 — Commitments, Guarantees and Contingencies in Part VI, Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2008 and our discussion set forth in Part II, Item I of our Quarterly Reports on Form 10-Q for the three months ended March 31, 2009 and June 30, 2009.

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

As previously disclosed, on July 23, 2009, the staff of the Enforcement Department of FINRA (the “Staff”) advised us, that the Staff has made a preliminary determination to recommend disciplinary action in connection with our transactions in ARS on behalf of our customers, including transactions for and with us. The Staff’s recommendation involves potential violations of FINRA and Municipal Securities Rulemaking Board rules and certain anti-fraud and other provisions of the Federal securities laws in connection with the purchase and sales of ARS and certain statements and disclosures made in connection with those purchases and sales. A Staff preliminary determination is neither a formal allegation nor is it evidence of wrongdoing.

We have responded to the Staff’s preliminary determination and continue to communicate with the Staff to provide our perspective on relevant events and alleged conduct and to seek to resolve the matter, but there can be no assurance that those efforts will be successful or that a disciplinary proceeding will not be brought. We are prepared to contest vigorously any formal disciplinary action that would result in a censure, fine, or other sanction that could be material to our business, financial position or results of operations. If FINRA were to institute disciplinary action, it is possible that such action could result in a material adverse effect on our business, financial position or results of operations. However, we are unable to determine at this time the impact of the ultimate resolution of this matter.

In addition to the FINRA investigation, we have been named in two FINRA arbitrations filed by retail customers who purchased ARS.  The first claim was recently arbitrated and we prevailed on all matters.  We have filed our answer to the second customer’s complaint, and the parties are now proceeding with discovery.   We believe we have meritorious defenses to the action and intend to vigorously defend such action as it applies to us.

While our review of the need and amount for any loss contingency reserve has led us to conclude that, based upon currently available information, we have adequately established a provision for loss contingencies related to ARS matters, we are not able to predict with certainty the outcome of any such matters, nor the amount if any, of an eventual settlement or judgment.

Resolved Matters

In re Initial Public Offering Securities Litigation – We are a defendant in several purported class actions brought against numerous underwriters in connection with certain initial public offerings in 1999 and 2000. These cases have been consolidated in the United States District Court for the Southern District of New York and generally allege that underwriters accepted undisclosed compensation in connection with the offerings, entered into arrangements designed to influence the price at which the shares traded in the aftermarket and improperly allocated shares in these offerings. The actions allege violations of Federal securities laws and seek unspecified damages. Of the 310 issuers named in these cases, we acted as a co-lead manager in one offering, a co-manager in 32 offerings, and as a syndicate member in 10 offerings. We have denied liability in connection with these matters. On June 10, 2004, plaintiffs entered into a definitive settlement agreement with respect to their claims against the issuer defendants and the issuers’ present or former officers and directors named in the lawsuits, however, approval of the proposed settlement remained on hold pending the resolution of the class certification issue described below. By a decision dated October 13, 2004, the Federal district court granted plaintiffs’ motion for class certification, however, the underwriter defendants petitioned the U.S. Court of Appeals for the Second Circuit to review that certification decision. On December 5, 2006 the Second Circuit vacated the district court’s class certification decision, and the plaintiffs subsequently petitioned the Second Circuit for a rehearing. On April 6, 2007, the Second Circuit denied the rehearing request.  In May 2007, the plaintiffs filed a motion for class certification on a new basis and subsequently scheduled discovery.  In April 2009, the parties entered into a comprehensive settlement agreement that was submitted to the Court which resulted in the resolution of this matter for a payment of $10.6 million which had been previously accrued in the condensed consolidated statements of financial condition.  The payment was fully funded from our insurance syndicate.

In re Occam Networks Litigation – We have been named as a defendant in a purported class action lawsuit filed in November 2006 in connection with a secondary offering of common stock by Occam Networks in November 2006 where we acted as sole book manager.  The amended complaint was filed in the United States District Court, for the Central District of California, and alleges violations of Federal securities laws against Occam Networks, various officers and directors as well as the Occam Networks underwriters, including us, based on alleged misstatements and omissions in the disclosure documents for the offering.  The matter has now been settled by the issuer with no contribution from the underwriter defendants including us.

New Matters

In Re Bare Escentuals Inc. Securities Litigation – We have been served in a purported class action litigation brought in connection with the 2006 initial public offering and 2007 secondary offering of Bare Escentuals where we acted as a co-manager. The complaint was filed in the United States District Court, Northern District of California and alleges violations of Federal securities laws against Bare Escentuals, officers, and underwriters, including us, based on alleged misstatements and omissions in the registration statement. We believe we have meritorious defenses to these actions and intend to vigorously defend such actions as they apply to us.

Item 1A. Risk Factors

The following discussion supplements the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

RISK FACTORS

We face a variety of risks in our business, many of which are substantial and inherent in our business and operations. The following are some of the important risk factors that could affect our business, our industry and holders of our common stock. These risks are not exhaustive. Other sections of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K may include additional factors which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Since mid-2007 the financial services industry and the securities markets generally experienced significant valuation declines in virtually all asset categories. This was initially triggered by the subprime mortgage crisis, but eventually spread to other asset classes, including equities. Financial markets over this period have been characterized by substantially higher volatility, a lack of liquidity and a general loss of investor confidence, initially in financial institutions, but more recently in companies in a number of other industries and in the broader markets, including the industries in which we specialize.

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

Business activity across a wide range of industries, including the sectors in which we specialize, is greatly reduced. The weakness in equity markets has resulted in diminished trading volume of securities that could adversely impact our brokerage business.  Industry-wide declines in the size and number of underwritings and mergers and acquisitions transactions have had an adverse effect on our revenues.  Reductions in the trading prices for equity securities tend to reduce the deal value of investment banking transactions, such as underwritings and mergers and acquisitions transactions, which in turn may reduce the fees we earn from these transactions.  Also, difficult market conditions have decreased the value of assets under management in our asset management and private client business, which decrease the amount of asset-based fees we receive, and may also affect our ability to attract additional, or retain existing, assets under management within these businesses.

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

Our financial performance depends to a great extent on the economic environment in which we operate. Since mid-2007 the business environment has been extremely adverse for our businesses and those of many of our clients and there can be no assurance that these conditions will improve in the near term.  Until they do, we expect our results of operations will continue to be adversely affected.

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

Regulatory and legal developments related to auction rate securities could adversely affect our business, financial condition, operations and cashflow.

Since February 2008, the auctions through which most ARS are sold and interest rates are determined have failed, resulting in a lack of liquidity for these securities.

We, together with many other firms in the financial services industry, have received inquiries from the FINRA7requesting information concerning purchases of auction rate securities by our customers. Separately, we have been named in FINRA arbitrations filed by two retail customers who purchased auction rate securities.

We did not, at any time, underwrite auction rate securities or manage the associated auctions. We acted as agent for our customers when buying in auctions managed by underwriters. Nevertheless, some combination of FINRA and/or our customers could seek to compel us to purchase auction rate securities from our customers, although we do not have sufficient regulatory capital nor do we have cash or borrowing capacity to repurchase all of the auction rate securities held by those customers. We are and have been exploring potential solutions for our Private Client Services customers and have supported the efforts of industry participants, including particularly the efforts of those underwriters of auction rate securities who have entered into settlements with the SEC and other regulators that contain “best efforts” commitments to repurchase auction rate securities, to resolve issues relating to the lack of liquidity for auction rate securities. We have filed Statements of Claims with FINRA against the various investment banks who acted as the underwriters and auction managers of most of the auction rate securities currently held by our customers. Through this process, we hope to secure for our customers relief that is the same as or equivalent to the relief that these entities have agreed to provide to their own retail customers.

On July 23, 2009, the Saff of the Enforcement Department of FINRA advised our broker-dealer subsidiary TWP, that the Staff has made a preliminary determination to recommend disciplinary action in connection with TWP’s transactions in ARS on behalf of its customers, including transactions for and with us. The Staff’s recommendation involves potential violations of FINRA and Municipal Securities Rulemaking Board rules and certain anti-fraud and other provisions of the federal securities laws in connection with the purchase and sales of ARS and certain statements and disclosures made in connection with those purchases and sales. A Staff preliminary determination is neither a formal allegation nor is it evidence of wrongdoing.

TWP has responded to the Staff’s preliminary determination and continues to communicate with the Staff to provide its perspective on relevant events and alleged conduct and to seek to resolve the matter, but there can be no assurance that those efforts will be successful or that a disciplinary proceeding will not be brought. TWP is prepared to contest vigorously any formal disciplinary action that would result in a censure, fine, or other sanction that could be material to our business, financial position or results of operations. If FINRA were to institute disciplinary action, it is possible that such action could result in a material adverse effect on our business, financial position or results of operations. However, we are unable to determine at this time the impact on it of the ultimate resolution of this matter.

Our financial results may fluctuate substantially from period to period, which may impair our stock price.

We have experienced, and expect to experience in the future, significant periodic variations in our revenues and results of operations. These variations may be attributable in part to the fact that our investment banking revenues are typically earned upon the successful completion of a transaction, the timing of which is uncertain and beyond our control. In most cases we receive little or no payment for investment banking engagements that do not result in the successful completion of a transaction. As a result, our business is highly dependent on market conditions as well as the decisions and actions of our clients and interested third parties. For example, a client’s acquisition transaction may be delayed or terminated because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or shareholder approvals, failure to secure necessary financing, adverse market conditions or unexpected financial or other problems in the client’s or counterparty’s business. If the parties fail to complete a transaction on which we are advising or an offering in which we are participating, we will earn little or no revenue from the transaction. This risk may be intensified by our focus on growth companies, as the market for securities of many of these companies has experienced significant variations in the number and size of equity offerings. Recently, more companies initiating the process of an initial public offering are simultaneously exploring merger and acquisition opportunities. If we are not engaged as a strategic advisor in any such dual-tracked process, our investment banking revenues would be adversely affected in the event that an initial public offering is not consummated.

In addition, we receive warrants from time to time as compensation for investment banking services which are adjusted to fair value through earnings in accordance with U.S. generally accepted accounting principles at the end of each quarter, which could increase the volatility of our quarterly earnings.

As a result, we are unlikely to achieve steady and predictable earnings on a quarterly basis.  These fair value adjustments could in turn adversely affect our stock price.

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

In connection with our initial public offering and our conversion to corporate form, many of our professionals received substantial amounts of common stock in exchange for their membership interests. Ownership of, and the ability to realize equity value from, our common stock, unlike that of membership interests in Thomas Weisel Partners Group LLC (the predecessor to Thomas Weisel Partners Group, Inc.), does not depend upon continued employment and our professionals are not restricted from leaving us by the potential loss of the value of their ownership interests. Similarly, in connection with our acquisition of Westwind, many of the Westwind professionals received substantial amounts of common stock (or shares exchangeable for our common stock) in consideration of their ownership interests in Westwind. Ownership of, and the ability to realize equity value from our common stock (or shares exchangeable for our common stock), unlike that of ownership interests in Westwind, does not depend on continued employment and these professionals are not restricted from leaving us by potential loss of the value of their ownership interests. These shares of common stock (and shares exchangeable for our common stock) are subject to certain restrictions on transfer and a portion are pledged to secure liquidated damages obligations to us as set forth in the Partners’ Equity Agreement and the Westwind Capital Corporation Shareholders’ Equity Agreement, each of which has been filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. However, these agreements will survive for only a limited period and will permit any professional that is party thereto to leave us without losing any of their shares of common stock (or shares exchangeable for our common stock) if they comply with these agreements, and, in some cases, compliance with these agreements may also be waived. Consequently, the steps we have taken to encourage the continued service of these individuals after our initial public offering may not be effective.

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

As of September 30, 2009, there was $34.0 million of unrecognized compensation expense related to non-vested restricted stock unit awards, which is expected to be recognized over a weighted-average period of 2.1 years.

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

We are a relatively small investment bank with approximately 460 employees as of September 30, 2009. Many of our competitors in the brokerage, investment banking and asset management industries have a broader range of products and services, greater financial and marketing resources, larger customer bases, greater name recognition, more senior professionals to serve their clients’ needs, greater global reach and more established relationships with clients than we have. These larger and better capitalized competitors may be better able to respond to changes in the brokerage, investment banking and asset management industries, to compete for skilled professionals, to finance acquisitions, to fund internal growth and to compete for market share generally.

Notwithstanding the displacement in the financial services that occurred in 2008, the scale of our competitors has increased over time as a result of substantial consolidation among companies in the brokerage and investment banking industries. In addition, a number of large commercial banks, insurance companies and other broad-based financial services firms have established or acquired underwriting or financial advisory practices and broker-dealers or have merged with other financial institutions. These firms have the ability to offer a wider range of products than we do, which may enhance their competitive position. They also have the ability to support investment banking with commercial banking, insurance and other financial services in an effort to gain market share, which has resulted, and could further result, in pricing pressure in our businesses. In particular, the ability to provide financing has become an important advantage for some of our larger competitors and, because we do not provide such financing, we may be unable to compete as effectively for clients in a significant part of the brokerage and investment banking market. If we are unable to compete effectively with our competitors, our business, financial condition and results of operations will be adversely affected.

We have incurred losses and may incur losses in the future.

We recorded net losses of $203.3 million for the year ended December 31, 2008 and $48.5 million for the nine months ended September 30, 2009 and we may incur additional losses in the future. If we are unable to finance any future losses, those losses may have a significant effect on our liquidity as well as our ability to operate.

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

A significant portion of our brokerage revenues are generated from a relatively small number of institutional clients. For example, for the nine months ended September 30, 2009 we generated 26% of our brokerage revenues, or approximately 3% of our net revenues, from our ten largest brokerage clients. Similarly, for the nine months ended September 30, 2008 we generated 25% of our brokerage revenues, or approximately 16% of our net revenues, from our ten largest brokerage clients. If any of our key clients departs or reduces its business with us and we fail to attract new clients that are capable of generating significant trading volumes, our business and results of operations will be adversely affected.

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

Our investment funds include gains and losses that have not yet been realized through sales or other transactions. These unrealized gains and losses are recognized in our results of operations because these investments are accounted for in accordance with accounting principles generally accepted in the United States of America (“GAAP") using the fair value method based on the percentage interest in the underlying partnerships. The underlying investments held by such partnerships are valued based on quoted market prices, or estimated fair value if there is no public market. Due to the inherent uncertainty of valuation, fair values of these non-marketable investments may differ from the values that would have been used had a ready market existed for these investments, which differences could be material, and these differences may result in increased volatility in our asset management revenues.

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

Our Company was formed in 1998 and we have a limited operating history upon which to evaluate our business and prospects. In addition we acquired Westwind in 2008, which was formed in 2002 and which also has a limited operating history. As a relatively young enterprise, we are subject to the risks and uncertainties that face a company during its formative development. Some of these risks and uncertainties relate to our ability to attract and retain clients on a cost-effective basis, expand and enhance our service offerings, raise additional capital and respond to competitive market conditions. We may not be able to address these risks adequately, and our failure to do so may adversely affect our business and the value of an investment in our common stock.

Despite the completion of our integration of Westwind, the combined company may not realize synergies, efficiencies or cost savings.

Prior to the completion of our acquisition of Westwind in 2008, we and Westwind operated independently.  Despite the completion of our integration of Westwind, there can be no assurance that the combined company will realize any synergies, efficiencies or cost savings or that any of these benefits will be achieved within a specific time frame.

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

Following our acquisition of Westwind, we are subject to additional risks relating to Westwind’s business.

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

An impairment in the carrying value of other intangible assets could negatively affect our consolidated statements of financial position, results of operations and cash flows.

A substantial portion of our assets arise from other intangible assets recorded as a result of our acquisition of Westwind. We perform a test for impairment of such other intangible assets when events or changes in circumstances indicate these intangible assets may not be recoverable. If the test resulted in a write down of other intangible assets, we could incur a significant loss.

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

While our review of the need for any loss contingency reserve has led us to conclude that, based upon currently available information, we have established an adequate provision for loss related to these matters, we are not able to predict with certainty the outcome of such matters, and there can be no assurance that those matters will not have a material adverse effect on our results of operations in any future period, and a significant judgment or settlement could have a material adverse impact on our results of operations, consolidated statements of financial condition and cash flows.

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

Our Chief Executive Officer, Thomas W. Weisel, beneficially owns approximately 8% of our common stock and our President and Chief Operating Officer, Lionel F. Conacher, beneficially owns approximately 4% of our common stock (including exchangeable shares). Mr. Weisel and Mr. Conacher, together with the other members of our Executive Committee, collectively own approximately 16% of our common stock (including exchangeable shares) and together with our current employees own a significant percentage of our common stock outstanding. As a result of these shareholdings, our current employees have significant influence over the outcome of elections of our board of directors, control over our management and policies, in general, and the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and their interests may differ from those of other shareholders.

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

As of September 30, 2009, there were approximately 25.4 million shares of our common stock outstanding, and approximately 6.3 million exchangeable shares of TWP Acquisition Company (Canada) Inc., one of our wholly-owned subsidiaries. Each exchangeable share is exchangeable at any time into common stock of the registrant on a one-for-one basis, entitles the holder to dividend and other rights economically equivalent to those of the common stock, and through a voting trust, votes at our stockholder meetings.

Of these shares, up to approximately one half are freely transferable without restriction or further registration under the Securities Act of 1933 or pursuant to an exemption from registration under Rule 144. Subject to certain exceptions, the remaining approximately one half of these shares of common stock and shares exchangeable for common stock will be available for future sale upon the expiration or the waiver of transfer restrictions or in accordance with registration rights. In addition, since we became a public company we have granted (and will continue to grant in the future) equity awards to our employees that began to vest and become deliverable. Upon vesting and delivery of the shares of common stock underlying these awards many employees may decide to sell all or a portion of their shares in the public markets and these sales may happen at or around the same time due to similar vesting dates or due to the limited periods of time (trading windows) when we allow our employees to trade our common stock. These factors may affect both the price of our common stock and the volume of shares traded. For further information refer to the “Securities Authorized for Issuance under Equity Compensation Plans” within Item 5 — “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

Owners of our common stock may experience dilution of their equity investment as a result of our issuance of additional shares of common stock or securities that are convertible into, or exercisable for, shares of our common stock. We may issue additional shares of common stock in connection with any merger or acquisition we undertake, in future public or private offerings to raise additional capital or in satisfaction of currently outstanding restricted stock units, warrants and options. For example, on January 2, 2008, we issued a total of 7,009,112 shares of our common stock (and exchangeable shares) to former shareholders of Westwind in connection with our acquisition of Westwind. We also have granted and will continue to grant equity awards under our Equity Incentive Plan as part of our compensation and hiring processes, and when these awards are vested or become deliverable we will issue additional shares of common stock in satisfaction thereof. As of September 30, 2009, there were 8,836,041 restricted stock units outstanding.

For further information refer to the “Securities Authorized for Issuance under Equity Compensation Plans” within Item 5 — “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock during the Three Months Ended September 30, 2009

During the three months ended September 30, 2009, we repurchased the following shares of our common stock:

Month	Number of Shares	Average Purchase Price per Share

July
Employee transactions (1)	14,522	$5.10
August
Share repurchases (2)	175,000	4.00
Employee transactions (1)	70,100	3.82
September
Employee transactions (1)	11,670	5.02

Total	271,292	$4.02

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the three months ended September 30, 2009.

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

THOMAS WEISEL PARTNERS GROUP, INC.

Date: November 6, 2009	By:	/s/ Thomas W. Weisel
Name: Thomas W. Weisel
Title: Chairman and Chief Executive Officer

Date: November 6, 2009	By:	/s/ Ryan Stroub
Name: Ryan Stroub
Title: Chief Financial Officer

S-1

EXHIBIT INDEX

		Incorporated by Reference
Exhibit			File	Date of	Exhibit	Filed
Number	Exhibit Description	Form	Number	First Filing	Number	Herewith
2.1	Plan of Reorganization and Merger Agreement, dated as of October 14, 2005, by and among Thomas Weisel Partners Group LLC, Thomas Weisel Partners Group, Inc. and TWPG Merger Sub LLC	S-1/A	333-129108	12/13/2005	2.1
2.2	Agreement and Plan of Merger between Thomas Weisel Partners Group, Inc. and Thomas Weisel Partners Group LLC	10-K	000-51730	3/29/2006	2.2
2.3	Arrangement Agreement dated as of September 30, 2007 by and among Thomas Weisel Partners Group, Inc., TWP Acquisition Company (Canada), Inc., Westwind Capital Corporation, and Lionel Conacher, as Shareholders’ Representative	8-K	000-51730	10/1/2007	2.1
3.1	Certificate of Incorporation	S-1	333-129108	10/19/2005	3.1
3.2	By-Laws	S-1	333-129108	10/19/2005	3.2
3.3	Certificate of Designations, Preferences and Rights of the Special Voting Preferred Stock of Thomas Weisel Partners Group, Inc.	8-K	000-51730	1/1/2008	3.3
4.1	Form of Common Stock Certificate	10-K	000-51730	3/29/2006	4.1
4.2	Registration Rights Agreement	10-K	000-51730	3/29/2006	4.2
4.3	Warrant	10-K	000-51730	3/29/2006	4.3
10.1	Amendment No. 1 to Amended and Restated CEO Employment Agreement	10-Q	000-51730	5/8/09	10.1
10.2	Amendment No. 1 to Amended and Restated President Employment Agreement	10-Q	000-51730	5/8/09	10.2
10.3	Revolving Note and Cash Subordination Agreement	10-Q	000-51730	5/8/09	10.3
10.4	President’s Employment Agreement	8-K	000-51730	7/29/09	10.1
10.5	Relocation Letter	8-K	000-51730	7/29/09	10.2
10.6	Side Letter	8-K	000-51730	7/29/09	10.3
10.7	Option Award Agreement	10-Q	000-51730	8/7/09	10.7
10.8	Lease between 390 Park Avenue Associates, LLC and Thomas Weisel Partners Group Inc., as amended by the Letter Agreement dated as of June 3, 1999, the Lease Amendment dated as of October 1, 19999 and the Third Lease Amendment dated as of May 3, 2000	—	—	—	—	X
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	—	—	—	—	X
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	—	—	—	—	X
32.1	Section 1350 Certification of Chief Executive Officer	—	—	—	—	X
32.2	Section 1350 Certification of Chief Financial Officer	—	—	—	—	X

E-1