Form 10-K
period 2009-12-31
Thomas Weisel Partners Group, Inc.
filed 2010-03-12
CIK 1340354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009.
 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________.

Commission File Number: 000-51730

Thomas Weisel Partners Group, Inc.
(Exact name of registrant as specified in its charter)
Delaware	20-3550472
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrants’ common stock on June 30, 2009 as reported on The NASDAQ Stock Market, Inc. was $162,235,551.

As of March 10, 2010 there were 32,852,852 shares of the registrant’s common stock outstanding, including 6,183,121 shares of TWP Acquisition Company (Canada), Inc., a wholly-owned subsidiary of the registrant. Each exchangeable share is exchangeable at any time into common stock of the registrant on a one-for-one basis, entitles the holder to dividend and other rights economically equivalent to those of the common stock, and through a voting trust, votes at meetings of stockholders of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrants’ Annual Meeting of Shareholders to be held on May 20, 2010 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

- i -

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K in Item 1 – “Business”, Item 1A – “Risk Factors”, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “intend” or “continue”, the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include expectations as to our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined in Part I, Item 1A – “Risk Factors” in this Annual Report on Form 10-K.

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

Forward-looking statements include, but are not limited to, the following:

•
Our statement in Part I, Item 1 – “Business” that we believe our efforts to reduce costs and preserve capital, while maintaining the breadth of our coverage will lead to a significant improvement in our financial results as capital market activity returns.

•
Our statement in Part I, Item 1 – “Competition” that we believe that we have the capital and resources to provide our products and services and that our product offerings are suited to our clients needs.

•	Our statements in Part I, Item 1A – “Risk Factors” that

o	We believe we may experience competitive pressures as some of our competitors seek to obtain market share by competing on the basis of price.

o	We may grow our business through both internal expansion and through strategic investments, acquisitions or joint ventures.

o	We intend to retain any future earnings to fund the operation and expansion of our business, and therefore, we do not anticipate paying cash dividends in the foreseeable future.

o	We may incur significant expenses in connection with initiating new business activities or in connection with any expansion of our underwriting, brokerage or asset management businesses.

o	We may engage in strategic acquisitions and investments for which we may incur significant expenses.

•	Our statements in Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that

o	We believe the near-term investment banking opportunity in the technology and resource sectors to be significant and that our banking platform, with a focus on these growth sectors, will benefit.

o	A significant portion of our new hires have been in brokerage operations and are professionals who bring incremental relationships to the firm, which should positively impact future revenues.

o	We increased the number of our senior investment banking calling officers, which we believe will positively impact future results.

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

- ii -

PART I

Item 1. Business

Overview

We are an investment bank focused principally on growth companies and growth investors. We provide a combination of bulge bracket capabilities and specialized services to this segment of the market.  Our service offerings include strategic advice on mergers and acquisitions and raising public and private equity, independent equity research insights, asset management services and proven brokerage transaction execution capabilities.  We focus on building and maintaining long-term strategic advisory relationships with growth companies and take a lifecycle approach to servicing these companies. We combine our industry knowledge base with our corporate, venture capital and professional relationships to identify leading growth companies for our services.

Our executive offices are located at One Montgomery Street, San Francisco, California. We have offices in more than 12 cities throughout North America and Europe.

We were formed in 1998 as Thomas Weisel Partners Group LLC and on February 7, 2006, Thomas Weisel Partners Group, Inc. (“TWPG”), a Delaware corporation, succeeded to the business of Thomas Weisel Partners Group LLC and completed an initial public offering of its common stock.

We are committed to being a premier global, growth-focused, investment bank. In January 2008, we completed our acquisition of Westwind Capital Corporation, an independent, institutional investment bank focused on growth companies and growth investors, particularly in the energy and mining sectors. Through the acquisition, we expanded our coverage of growth verticals, adding energy and mining, and significantly enhanced our global presence.

We are exposed to volatility and trends in the general securities market, the economy and in particular the growth sectors of the economy. The global credit crisis, corporate consolidation and failures, lack of investor confidence and further economic deterioration all led to a dramatic slowdown in the capital markets, which in turn impacted the number of our investment banking transactions. During this period, we made a concerted effort to reduce costs and preserve capital, while maintaining the breadth of our coverage. We believe these efforts will lead to a significant improvement in our financial results as capital market activity returns.

Principal Business Lines

Our business is organized into four service offerings: investment banking, brokerage, equity research and asset management.

Investment Banking

Our investment bankers provide two primary categories of services: (i) corporate finance and (ii) strategic advisory.

Corporate Finance. Our corporate finance practice is comprised of industry coverage groups that advise on and structure capital raising solutions for our corporate clients through public and private offerings of equity and debt securities, including convertible debt. We offer a wide range of financial services designed to meet the needs of growth companies, including initial public offerings, follow-on and confidentially marketed offerings, equity-linked offerings, private investments in public equity and private placements of debt and equity securities. Within corporate finance, our capital markets group executes a variety of transactions, both public underwritten securities offerings and private agented offerings, assists clients with investor relations advice and introduces companies seeking to raise capital to investors that we believe will be supportive long-term investors. We assist the efforts of our corporate finance practice by providing aftermarket trading support for our corporate finance clients.

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

Brokerage

We provide two principal categories of services within our brokerage operations: (i) institutional brokerage, which comprises institutional sales, sales trading, trading, special situations and non-deal road shows and (ii) private client services.

Institutional Brokerage. We provide equity and non-equity securities sales and trading services to more than 1,000 institutional investors.

Institutional Sales. Our institutional sales professionals provide equity and non-equity securities sales services to institutional investors and seek to develop strong relationships with the portfolio managers they serve by developing expertise and working closely with our equity research department. Our institutional sales professionals focus on growth companies identified by our equity research department and seek to develop a thorough understanding of those companies.

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

Private Client Services. Our private client services department offers brokerage and advisory services to high-net-worth individuals. Our private client professionals emphasize capital preservation and growth through prudent planning and work closely with clients to personalize solutions that address their individual needs.

Equity Research

Our research analysts perform independent research to help our clients understand the dynamics that drive the sectors and companies they cover. We seek to differentiate ourselves through originality of perspective, depth of insight and ability to uncover industry trends.

As of December 31, 2009, our equity research professionals covered 500 companies headquartered in 21 countries. Approximately 87% of the companies covered had market capitalizations of $10 billion or less.

Equity Research by Geographic Location of Company Headquarters
(as of December 31, 2009)

Equity Research by Market Capitalization
(as of December 31, 2009)

The sectors and industry components we focus on within equity research are set forth in the table and chart below:

Technology	Healthcare	Energy
Hardware	• Biotechnology	• Alternative Energy
• Applied Technologies	• Healthcare Information Technology and	• Energy Equipment & Services
• Communications Equipment	Pharmaceutical Services	• International Oil & Gas
• Computer Systems and Storage	• Healthcare Services	• Oil & Gas Exploration and Production
• Electronic Supply Chain	• Life Science and Medical Technology
• Information & Financial Technology Services	• Pharmaceuticals: Specialty	Metals and Mining
• Semiconductors: Analog & Mixed Signal		• Base Metals and Uranium
• Semiconductors: Processors & Components	Consumer	• Gold and Precious Metals
• Retailing: Hardlines
Software & Services	• Retailing: Softlines	Other
• Software: Applications & Communications	• Sports and Lifestyle Brands	• Special Situations
• Software: Infrastructure		• Financial Services
• Fertilizers / Materials
Internet Media and Telecom
• Internet Services
• Media & Entertainment
• Telecom Services

Equity Research by Sector
(based on number of companies covered as of December 31, 2009)

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

We annually host several sector conferences targeting growth companies and investors, including an Alternative Energy Conference, Consumer Conference, Emerging Communications Conference, Energy Conference, Healthcare Conference, Metals and Mining Conference and Technology and Telecom Conference. We use these specialized events to showcase companies to institutional investors focused on investing in these growth sectors. We believe that our conferences differentiate us from smaller investment banks that may lack the relationships and resources to host broadly attended industry events.

Asset Management

Our asset management division is divided into three principal units: (i) private investment funds, (ii) public equity investment products and (iii) distribution management.

Private Investment Funds. We are currently the managing general partner of three groups of investment funds:

•
Thomas Weisel Global Growth Partners is a fund of funds for private primary fund investments formed in 2000 with capital commitments of $287.6 million. A fund for secondary private equity fund investments with capital commitments of $130.9 million was formed in 2002, a third fund for private equity secondary investments with capital commitments of $54.0 million was formed in 2008 and a fourth fund for private equity investments with capital commitments of $45.5 million was formed in 2009.

•
Thomas Weisel Healthcare Venture Partners is a healthcare venture capital fund that invests in the emerging life sciences and medical technology sectors. The fund was formed in 2003 with capital commitments of $121.8 million.

•
Thomas Weisel Venture Partners is a venture capital fund that invests in information technology companies, particularly in the broadly defined software and communications industries. The fund was formed in 2000 with capital commitments of approximately $252.5 million.

As manager of these funds, we receive management fees generally based on committed capital or net assets of the partnerships.

We maintain a non-managing special limited partner interest in Thomas Weisel India Opportunity Fund, L.P. (“TWIOF”) as a result of a transaction in December 2008 under which (i) Thomas Weisel Capital Management LLC, the former investment advisor of TWIOF, assigned its rights, responsibilities and obligations as advisor of TWIOF to Guggenheim Partners India Management, LLC, an affiliate of Guggenheim Partners, (ii) Guggenheim Partners India GP, LLC , an affiliate of Guggenheim Partners, became the general partner of TWIOF and (iii) affiliates of Guggenheim Partners acquired, directly or indirectly, assets related to the operation of TWIOF, including assets from our India subsidiary, Thomas Weisel International Private Limited. As a result of the transaction, neither us nor any of our affiliates manages TWIOF but an affiliate of ours continues to maintain an immaterial economic interest in TWIOF, consisting of an investment of less than $0.6 million and a right to participate in a portion of the carried interest of the fund.

Public Equity Investment Products. We have a small/mid-cap growth public equity investment team based in Portland, Oregon. We have provided approximately $18 million of seed investment capital for the products they manage. This public equity investment team also manages products through an asset management subsidiary and is entitled to receive approximately 50% of net profits generated.

Distribution Management. Distribution management actively manages securities distributions from private equity and venture capital funds. We seek to enhance the returns realized by distributions made from private equity and venture capital funds. The distribution management services we provide include dedicated portfolio management, execution, consolidated reporting and administrative support.

Employees

As of December 31, 2009, we had 453 employees, excluding those employees who have given notice to leave or those on garden leave.

Our professionals draw upon their experience and market expertise to provide differentiated advice and customized services to our clients. We believe our professionals are attracted to our company by our specialized market focus, entrepreneurial culture and commitment to our clients. None of our employees are represented by collective bargaining agreements. We have not experienced any work stoppages and believe our relationship with our employees to be satisfactory.

Competition

As an investment bank, all aspects of our business are intensely competitive. Our competitors are investment banking firms, other brokerage firms and financial advisory firms. We compete with some of our competitors nationally or regionally and with others on a product or service level. Many of our competitors have substantially greater capital and resources than we do and offer a broader range of financial products. We believe that the principal factors affecting competition in our business include client relationships, reputation, the abilities of our professionals, market focus and the relative quality and price of our services and products.

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

We experience price competition with respect to our investment banking business. One trend, particularly in the equity underwriting business, toward multiple book runners has increased the competitive pressure in the investment banking industry and may lead to lower average transaction fees.

We experience price competition with respect to our brokerage business, including large block trades, spreads and trading commissions. The ability to execute trades electronically and through other alternative trading systems has increased the pricing pressure on trading commissions and spreads, as well as affected the volume of trades being executed through traditional full-service platforms.

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

Despite the competition that we face, we believe our investment banking, brokerage and research products compare favorably with those of our competitors. We believe that we have the capital and resources to provide our products and services and that our product offerings are suited to our clients needs. We believe that our focus and reputation for providing these products and services to growth companies and the relationships we have built within these communities differentiates us from our competition.

As compared to our competitors, we may be limited in providing our investment banking and brokerage products and services by our regulatory capital.

The competitive landscape in Canada and Europe is similar to that of the United States where we face competition from investment banking firms, other brokerage firms and financial advisory firms, many of who have substantially greater capital resources than us and offer a broader range of financial products.

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

Thomas Weisel Partners LLC (“TWP”), our wholly-owned subsidiary, is registered as a broker-dealer with the SEC and the Financial Industry Regulatory Authority (“FINRA”), a self-regulatory organization which is itself subject to oversight by the SEC and which adopts and enforces rules governing the conduct, and examines the activities of its member firms in all 50 states and the District of Columbia. Accordingly, TWP is subject to regulation and oversight by the SEC and FINRA. In 2007, TWP opened and registered branch offices in London, England, Zurich, Switzerland, Chicago, Illinois, Cleveland, Ohio and Baltimore, Maryland. In 2008, TWP opened and registered branch offices in Denver, Colorado, Toronto, Ontario, Canada, and Calgary, Alberta, Canada. In 2009, TWP opened and registered a branch office in Dallas, Texas. State securities regulators also have regulatory or oversight authority over TWP. In addition, TWP and several other wholly-owned subsidiaries of ours, including Thomas Weisel Capital Management LLC, Thomas Weisel Asset Management LLC, TW Asset Management LLC and Thomas Weisel Global Growth Partners LLC, are registered as investment advisers with the SEC and therefore are subject to their regulation and oversight. TWP is also a member of, and is subject to regulation by, the New York Stock Exchange (“NYSE”), the American Stock Exchange and the Ontario Securities Commission. TWP is also registered as an introducing broker with the Commodity Futures Trading Commission and is a member of the National Futures Association.

Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure, record-keeping, the financing of customers’ purchases and the conduct and qualifications of directors, officers and employees. We are required by the SEC to be a member of the Securities Investors Protection Corporation (“SIPC”). SIPC’s primary role is investor protection. As a member firm we may be assessed fees on our revenues. The SIPC provides protection for securities and cash held in client accounts up to $500,000 per client, with cash claims not to exceed $100,000. This coverage does not protect against market fluctuations. As a registered broker-dealer and member of various self-regulatory organizations, TWP is subject to the SEC’s uniform net capital rule, Rule 15c3-1. The uniform net capital rule specifies the minimum level of net capital a broker-dealer must maintain. The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria that limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and that constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC’s uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. The SEC has adopted rule amendments that establish alternative net capital requirements for broker-dealers that are part of a consolidated supervised entity. As a condition to its use of the alternative method, a broker-dealer’s ultimate holding company and affiliates (referred to collectively as a consolidated supervised entity) must consent to group-wide supervision and examination by the SEC. If we elect to become subject to the SEC’s group-wide supervision, we will be required to report to the SEC computations of our capital adequacy.

Thomas Weisel Partners Canada, Inc. (“TWPC”), our registered Canadian broker-dealer subsidiary, is subject to regulation by the securities commissions of Ontario, Quebec, Alberta, British Columbia, Manitoba, Saskatchewan and Nova Scotia, is a member of the Investment Industry Regulatory Organization of Canada (“IIROC”) and is a participating organization of the Toronto Stock Exchange and the TSX Venture Exchange. TWPC is required by the IIROC to belong to the Canadian Investors Protection Fund (“CIPF”), whose primary role is investor protection. The CIPF may charge member firms assessments based on revenues and risk premiums. The CIPF provides protection for securities and cash held in client accounts up to CDN$1,000,000 per client with separate coverage of CDN$1,000,000 for certain types of accounts. This coverage does not protect against market fluctuations. TWPC is subject to the minimum capital rule (By-Law No. 17 of the IIROC) and the early warning system (By-Law No. 30 of the IIROC). The minimum capital rule requires that every member shall have and maintain at all times risk adjusted capital greater than zero calculated in accordance with Form 1 (Joint Regulatory Financial Questionnaire and Report) and with such requirements as the Board of Directors of the IIROC may from time to time prescribe. Insufficient risk adjusted capital may result in suspension from membership of the IIROC.

Thomas Weisel Partners International Limited, a registered U.K. broker-dealer subsidiary, is subject to regulation by the Financial Securities Authority in the United Kingdom. Our broker-dealer branch office in Zurich, Switzerland is subject to the oversight of the Swiss Federal Banking Commission.

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

Where You Can Find More Information

We are required to file annual, quarterly and current reports, proxy statements and other information required by the Exchange Act, with the SEC. You may read and copy any document we file with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549, U.S.A. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public from the SEC’s internet site at http://www.sec.gov.

We maintain a public internet site at http://www.tweisel.com and make available free of charge through this site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers, as well as any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also post on our website the charters for our Board of Directors’ Audit Committee, Compensation Committee and Corporate Governance and Nominations Committee, as well as our Corporate Governance Guidelines, our Code of Conduct and Ethics governing our directors, officers and employees and other related materials. In addition, we also post on our website, under “Investment Banking – Transactions”, links to listings of our completed investment banking transactions and our transactions in registration. The information on our website is not part of this Annual Report.

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

Our businesses, by their nature, do not produce predictable earnings, and are affected by changes in economic conditions generally and in particular by conditions in the financial markets. Beginning in mid-2007, these conditions have changed suddenly and, for a period of time in the fall of 2008 and into 2009, very negatively.

In the fall of 2008 and into 2009, the financial services industry and the securities markets generally experienced significant valuation declines in virtually all asset categories. This was initially triggered by the subprime mortgage crisis, but eventually spread to other asset classes, including equities. Financial markets over this period have been characterized by substantially higher volatility, a lack of liquidity and a general loss of investor confidence, initially in financial institutions, and eventually companies in a number of other industries and in the broader markets, including the industries in which we specialize. While the markets have generally stabilized and improved since the early part of 2009, asset values for many asset classes have not returned to previous levels. Business, financial and economic conditions continue to be negatively impacted by the events of recent years.

Market conditions have also led to the failure or merger of a number of prominent financial institutions with which we compete. Financial institution failures or near-failures have resulted in further losses and have also impacted the trading prices of shares in all financial institutions, including ours. In addition, during 2009, the United States and many other international markets experienced a recession. Business activity across a wide range of industries and regions, including the sectors in which we specialize, has been greatly reduced, and many companies were, and some continue to be, in serious difficulty.

Our investment banking business has been and may continue to be adversely affected by market conditions. Poor economic conditions and other adverse conditions can adversely affect and have adversely affected investor confidence, resulting in significant industry-wide declines in the size and number of underwritings and of financial advisory transactions, which could have an adverse effect on our revenues and our profit margins. In addition, reductions in the trading prices for equity securities tend to reduce the deal value of investment banking transactions, such as underwritings and mergers and acquisitions transactions, which in turn may reduce the fees we earn from these transactions.

In certain circumstances, market uncertainty or general declines in market or economic activity may affect our brokerage businesses by decreasing levels of overall activity or by decreasing volatility, but at other times market uncertainty and even declining economic activity may result in higher trading volumes or higher spreads or both.

Also, difficult market conditions have decreased the value of certain assets under management in our asset management and private client business, which decrease the amount of asset-based fees we receive, and may also affect our ability to attract additional, or retain existing, assets under management within these businesses.

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

Our financial performance depends to a great extent on the economic environment in which we operate. While the business environment has generally improved since early 2009, there can be no assurance that these conditions will continue in the near or long term. Accordingly, our results of operations will continue to fluctuate and may not improve until the business environment stabilizes.

We focus principally on specific sectors of the economy, and deterioration in the business environment in these sectors generally or decline in the market for securities of companies within these sectors could materially adversely affect our businesses.

We focus principally on the technology, healthcare, energy and alternative energy, mining and consumer sectors of the economy. Underwriting transactions, strategic advisory engagements and related trading activities in our focus sectors represent a significant portion of our businesses. Therefore, volatility in the business environment in these sectors generally, or in the market for securities of companies within these sectors particularly, could substantially affect our financial results and the market value of our common stock. The business environment for companies in these sectors can experience substantial volatility, and our financial results may consequently be subject to significant variations from year to year. The market for securities in each of our focus sectors may also be subject to industry-specific risks. For example, changes in policies by the United States Food and Drug Administration may affect the market for securities of biotechnology and healthcare companies and volatility in the commodities markets may affect the market for securities of energy or mining companies that operate in the affected markets. Any future downturns in our focus sectors could materially adversely affect our business and results of operations.

Regulatory and legal developments related to auction rate securities could adversely affect our business, financial condition, operations and cash flow.

Since February 2008, the auctions through which most auction rate securities (“ARS”) are sold and interest rates are determined have failed, resulting in a lack of liquidity for these securities.

We, together with many other firms in the financial services industry, have received inquiries from FINRA requesting information concerning purchases of ARS by our customers. Separately, we have been named in FINRA arbitrations filed by three retail customers who purchased ARS.

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

On July 23, 2009, the Staff of the Enforcement Department of FINRA advised the Company that the Staff has made a preliminary determination to recommend disciplinary action against the Company relating to certain activities involving ARS. The Staff’s recommendation involves potential violations of FINRA and Municipal Securities Rulemaking Board rules and certain anti-fraud and other provisions of the Federal securities laws in connection with particular transactions involving ARS. A Staff preliminary determination is neither a formal allegation nor is it evidence of wrongdoing.

The Company has responded to the Staff’s preliminary determination and continues to communicate with the Staff in an effort to try to resolve the matter. Based upon its discussions with the Staff, the Company believes that it has reached an understanding in principle, subject to documenting that understanding in a letter of acceptance, waiver and consent acceptable to FINRA, that would resolve all aspects of the investigation of the Company. In light of the terms of that agreement in principle, the Company has established in total a $4.0 million provision for loss contingencies related to the FINRA investigation, all of which would be paid to FINRA as a fine in connection with the resolution of all aspects of the investigation of the Company.

There can be no assurance, however, that the Company’s efforts to resolve these matters will be successful or that a disciplinary proceeding will not be brought. The Company is prepared to contest vigorously any formal disciplinary action that would result in a censure, fine, or other sanction that could be material to its business, financial condition, operations and cash flows. If FINRA were to institute disciplinary action, it is possible that such action could result in a material adverse effect on the Company’s business, financial condition, operations and cash flows. However, the Company is unable to determine at this time the impact of the ultimate resolution of this matter.

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

In connection with our initial public offering and our conversion to corporate form, many of our professionals received substantial amounts of common stock in exchange for their membership interests. Ownership of, and the ability to realize equity value from, our common stock, unlike that of membership interests in Thomas Weisel Partners Group LLC (the predecessor to TWPG), does not depend upon continued employment, and our professionals are not restricted from leaving us by the potential loss of the value of their ownership interests. Similarly, in connection with our acquisition of Westwind, many of the Westwind professionals received substantial amounts of common stock (or shares exchangeable for our common stock) in consideration of their ownership interests in Westwind. Ownership of, and the ability to realize equity value from our common stock (or shares exchangeable for our common stock), unlike that of ownership interests in Westwind, does not depend on continued employment, and these professionals are not restricted from leaving us by potential loss of the value of their ownership interests. These shares of common stock (and shares exchangeable for our common stock) are subject to certain restrictions on transfer, and a portion are pledged to secure liquidated damages obligations to us as set forth in the Partners’ Equity Agreement and the Westwind Capital Corporation Shareholders’ Equity Agreement, each of which has been filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. However, these agreements will survive for only a limited period and will permit any professional that is party thereto to leave us without losing any of their shares of common stock (or shares exchangeable for our common stock) if they comply with these agreements, and, in some cases, compliance with these agreements may also be waived. Consequently, the steps we have taken to encourage the continued service of these individuals after our initial public offering and after the acquisition of Westwind may not be effective.

If any of our professionals were to join an existing competitor or form a competing company, some of our clients could choose to use the services of that competitor instead of our services. The compensation arrangements, non-competition agreements and lock-up agreements we have entered into with certain of our professionals may not prove effective in preventing them from resigning to join our competitors, and the non-competition agreements may not be upheld if we were to seek to enforce our rights under these agreements.

If we are unable to retain our professionals or recruit additional professionals, our reputation, business, results of operations, financial condition and cash flows may be materially adversely affected.

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

The brokerage, investment banking and asset management industries are intensely competitive, and we expect them to remain so. We compete on the basis of a number of factors, including client relationships, reputation, the abilities and past performance of our professionals, market focus and the relative quality and price of our services and products. We have experienced intense price competition with respect to our brokerage business, including large block trades, spreads and trading commissions, as well as competition due to the increased use of commission sharing arrangements. Other competitive pressures in investment banking, including the trends toward multiple book runners and multiple financial advisors handling transactions, have continued and could adversely affect our average fee per transaction, even during periods where the volume and number of investment banking transactions are increasing. Competitive factors with respect to our asset management activities include the amount of firm capital we can invest in new products and our ability to increase assets under management, including our ability to attract capital for new investment funds. We believe we may continue to experience competitive pressures in these and other areas in the future.

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

We recorded net losses of $203.3 million, including a goodwill impairment charge of $92.6 million, for the year ended December 31, 2008 and $63.7 million for the year ended December 31, 2009, and we may incur additional losses in the future. If we are unable to finance future losses, those losses may have a significant effect on our liquidity as well as our ability to operate.

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

Our capital markets and strategic advisory engagements are singular in nature and may not provide for subsequent engagements.

Our strategy is to take a lifecycle approach in providing investment banking services to our clients, however, our investment banking clients generally retain us on a short-term, engagement-by-engagement basis in connection with specific capital markets or mergers and acquisitions transactions, rather than on a recurring basis under long-term contracts. Therefore, we must seek out new engagements when our current engagements are successfully completed or are terminated. As a result, high activity levels in any period are not necessarily indicative of continued high levels of activity in any subsequent period. If we are unable to generate a substantial number of new engagements and generate fees from the successful completion of these transactions, our business and results of operations would likely be adversely affected.

Poor investment performance, pricing pressure and other competitive factors may reduce our asset management revenues or result in losses.

Asset management revenues are primarily derived from management fees which are based on committed capital and/or assets under management and incentive fees, which are earned if the return of our investment funds exceeds certain threshold returns. Our ability to maintain or increase assets under management is subject to a number of factors, including investors’ perception of our past performance, market or economic conditions, competition from other fund managers and our ability to negotiate terms with major investors.

Investment performance is one of the most important factors in retaining existing clients and competing for new asset management and private equity business, and our historical performance may not be indicative of future results. Poor investment performance and other competitive factors could reduce our revenues and impair our growth in many ways, including:

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

Our investment funds include gains and losses that have not yet been realized through sales or other transactions. These unrealized gains and losses are recognized in our results of operations because these investments are accounted for in accordance with accounting principles generally accepted in the United States of America (“GAAP”) using the fair value method. In most cases, pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs used in the determination of fair value require significant management judgment or estimation. Due to the inherent uncertainty of valuation, fair values of these non-marketable investments may differ from the values that would have been used had a ready market existed for these investments, which differences could be material, and these differences may result in increased volatility in our asset management revenues.

To the extent our future investment performance is perceived to be poor in either relative or absolute terms, our asset management revenues will likely be reduced and our ability to raise new funds will likely be impaired. Even when market conditions are generally favorable, our investment performance may be adversely affected by our investment style and the particular investments that we make.

The contraction of the credit markets and the general downturn of the economy have been major contributors to a reduction in the available investor capital pool. This, coupled with the over-allocation of many institutional investors to the alternative asset fund class, could make it increasingly difficult for us to raise capital for new investment funds. Also, difficult market conditions have decreased the value of assets under management in our asset management and private client business, which decreases the amount of asset-based fees we receive, and may also affect our ability to attract additional, or retain existing assets under management within these businesses.

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

Liquidity, or ready access to funds, is essential to financial services firms. Failures of financial institutions have often been attributable in large part to insufficient liquidity. Liquidity is of particular importance to our trading business, and perceived liquidity issues may affect our clients’ and counterparties’ willingness to engage in brokerage transactions with us. Our liquidity could be impaired due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects our trading clients, third parties or us. Further, our ability to sell assets may be impaired if other market participants are seeking to sell similar assets at the same time.

Our asset management business is also subject to liquidity risk due to investments in high-risk, illiquid assets. We have made substantial principal investments in our investment funds and may make additional investments in future funds, which often invest in securities that are not publicly traded. There is a significant risk that we may be unable to realize our investment objectives by sale or other disposition at attractive prices or may otherwise be unable to complete any exit strategy. In particular, these risks could arise from changes in the financial condition or prospects of the portfolio companies in which investments are made and from changes in national or international economic conditions or changes in laws, regulations, fiscal policies or political conditions of countries in which investments are made. Even if an investment proves to be profitable, it may be several years or longer before any profits can be realized in cash.

We have several broker-dealer subsidiaries in several different jurisdictions which are each subject to the capital requirements of the relevant governmental and self-regulatory authorities in those jurisdictions. For example, TWP, our largest broker-dealer subsidiary, is subject to the net capital requirements of the SEC and various self-regulatory organizations of which it is a member. These requirements typically specify the minimum level of net capital a broker-dealer must maintain. Any failure to comply with these net capital requirements could impair our ability to conduct our core business as a brokerage firm.

TWP and our other broker-dealer subsidiaries are subject to laws and regulations that authorize regulatory bodies to block or reduce the flow of funds from them to TWPG. As a holding company, TWPG depends on distributions and other payments from its subsidiaries to fund payments on its obligations, including debt obligations. As a result, regulatory actions could impede access to funds that TWPG needs to make payments on these obligations.

Our ability to refinance existing notes could affect our liquidity and our ability to conduct our services.

TWPG has two outstanding senior notes with an aggregate principal amount of $23 million, both of which will mature in February 2011. If TWPG is unable to refinance those senior notes before they mature there could be a material negative impact on the cash and capital of TWPG and its subsidiaries that could impair our ability to conduct our business.

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

Our businesses are highly dependent on our ability to process, on a daily basis, a large number of complex transactions across diverse markets. Our brokerage operations, accounting or other data processing systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including a disruption of electrical or communications services or our inability to occupy one or more of our offices. The inability of our systems to accommodate these transactions could also constrain our ability to expand our businesses. If any of these systems do not operate properly or are disabled, if we experience difficulties in conforming these systems to changes in law or regulation or changes in our business activities or if there are other shortcomings or failures in our internal processes, people or systems, we could suffer an impairment to our liquidity, financial loss, disruption of our businesses, liability to clients, regulatory intervention or reputational damage.

We also face the risk of operational failure of any of our clearing agents, the exchanges, clearing houses or other financial intermediaries we use to facilitate our securities transactions. Any such failure could adversely affect our ability to effect transactions and to manage our exposure to risk.

In addition, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses and the communities in which we are located. This may include a disruption due to transitioning from one third-party service provider to another or due to a disruption involving electrical, communications, transportation or other services used by us or third parties with which we conduct business, whether due to fire, other natural disaster, power or communications failure, act of terrorism or war or otherwise. Nearly all of our employees in our primary locations work in close proximity to each other. If a disruption occurs in one location and our employees in that location are unable to communicate with or travel to other locations, our ability to service and interact with our clients may suffer, and we may not be able to successfully implement contingency plans that depend on communication or travel. Insurance policies to mitigate these risks may not be available or may be more expensive than the perceived benefit. Further, any insurance that we may purchase to mitigate certain of these risks may not cover our loss.

Our operations also rely on secure electronic processing, storage and transmission of confidential information. Our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code and other events that could have a security impact. If one or more of such events occur, this potentially could jeopardize our or our clients’ or counterparties’ confidential and other information processed and stored in and transmitted through our computer systems and networks or otherwise cause interruptions or malfunctions in our, our clients’, our counterparties’ or third parties’ operations. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.

Strategic investments or acquisitions and joint ventures may result in additional risks and uncertainties in our business.

We may grow our business through both internal expansion and through strategic investments, acquisitions or joint ventures. To the extent we make strategic investments or acquisitions or enter into joint ventures, we face numerous risks and uncertainties combining or integrating businesses, including integrating relationships with customers, business partners and internal data processing systems. In the case of joint ventures, we are subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to, systems, controls and personnel that are not under our control. In addition, conflicts or disagreements between us and our joint venture partners may negatively impact our businesses.

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

We are exposed to foreign currency risk.

As a result of our international operations, we hold assets, incur liabilities, earn revenues and pay expenses in foreign currencies, including the Canadian dollar, the Swiss franc and the pound sterling. Because our financial statements will continue to be presented in U.S. dollars, we will be required to translate assets, liabilities, income and expenses that relate to our international operations and that are denominated in foreign currencies into U.S. dollars at the then-applicable exchange rates. Additionally, we do not enter into contracts to hedge against foreign exchange variability inherent in transactions denominated in foreign currencies. As a result, increases and decreases in the value of the U.S. dollar versus the various foreign currencies will increase volatility in our financial results.

Risks Related to Our Industry

Risks associated with regulatory impact on capital markets.

Highly-publicized financial scandals in recent years have led to investor concerns over the integrity of the U.S. financial markets and have prompted Congress, the SEC and FINRA to significantly expand corporate governance and public disclosure requirements. To the extent that private companies, in order to avoid becoming subject to these new requirements, decide to forgo initial public offerings, our equity underwriting business may be adversely affected. In addition, provisions of the Sarbanes-Oxley Act of 2002 and the corporate governance rules imposed by self-regulatory organizations have diverted many companies’ attention away from capital market transactions, including securities offerings and acquisition and disposition transactions. In particular, companies that are or are planning to be public are incurring significant expenses in complying with the SEC and accounting standards relating to internal control over financial reporting, and companies that disclose material weaknesses in such controls under the new standards may have greater difficulty accessing the capital markets.

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

In addition, financial services firms are subject to numerous conflicts of interest or perceived conflicts. The SEC and other Federal and state regulators have increased their scrutiny of potential conflicts of interest. We have adopted various policies, controls and procedures to address or limit actual or perceived conflicts and regularly seek to review and update our policies, controls and procedures. However, appropriately dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with conflicts of interest. Our policies and procedures to address or limit actual or perceived conflicts may also result in increased costs. Failure to adhere to these policies and procedures may result in regulatory sanctions or client litigation.

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

While our review of loss contingencies has led us to conclude that, based upon currently available information, we have established an adequate provision for loss related to these matters, we are not able to predict with certainty the outcome of such matters, and there can be no assurance that those matters will not have a material adverse effect on our results of operations in any future period, and a significant judgment or settlement could have a material adverse impact on our results of operations, consolidated statements of financial condition and cash flows.

Employee misconduct could harm us and is difficult to detect and deter.

There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry in recent years, and we run the risk that employee misconduct could occur at our company. For example, misconduct by employees could involve the improper use or disclosure of confidential information, which could result in regulatory sanctions and serious reputational or financial harm. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in all cases, and we may suffer significant reputational harm for any misconduct by our employees.

Risks Related to Ownership of Our Common Stock

The market price of our common stock may decline.

The price of our common stock may fluctuate greatly, depending upon many factors, including our perceived prospects and those of the financial services industry in general, differences between our actual financial and operating results and those expected by investors, changes in general economic or market conditions, broad market fluctuations and failure to be covered by securities analysts. Declines in the price of our stock may adversely affect our ability to recruit and retain key employees, including our senior professionals.

Factors that could cause fluctuations in our stock price may include, among others, actual or anticipated variations in quarterly operating results, changes in financial estimates by us or by any securities analysts who might cover our stock, our failure to meet the estimates made by securities analysts, announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures, announcements by our competitors of their financial or operating results, to the extent those announcements are perceived by investors to be indicative of our future financial results or market conditions, additions or departures of key personnel, sales of our common stock, including sales of our common stock by our directors, officers and employees or by our other principal stockholders, and cyclical changes in the market in the growth sectors of the economy.

Taken together, a significant percentage of our outstanding common stock and exchangeable shares is owned or controlled by our senior professionals and other employees, and their interests may differ from those of other shareholders.

Our Chief Executive Officer, Thomas W. Weisel, beneficially owns approximately 8% of our common stock, and our President and Chief Operating Officer, Lionel F. Conacher, beneficially owns approximately 4% of our common stock (including exchangeable shares). Mr. Weisel and Mr. Conacher, together with the other members of our Executive Committee, collectively own approximately 16% of our common stock (including exchangeable shares) and together with our current employees own a significant percentage of our common stock outstanding. As a result of these shareholdings, our current employees have significant influence over the outcome of elections of our board of directors, control over our management and policies, in general, and influence the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and their interests may differ from those of other shareholders.

Future sales of our common stock may cause the price of our common stock to decline or affect the trading volume of our common stock.

Sales of substantial amounts of common stock by our senior professionals, employees and other shareholders, or the possibility of such sales, may adversely affect the price of our common stock, may impede our ability to raise capital through the issuance of equity securities, and may cause trading volume in our common stock to be volatile.

In connection with our initial public offering and our acquisition of Westwind, many of our employees received substantial amounts of common stock or exchangeable shares, which are currently subject to transfer restrictions. Once those restrictions lapse, future sales of those shares may cause the price of our common stock to decline or affect the trading volume of our common stock.

Approximately 14,630,000 outstanding shares of common stock or exchangeable shares are currently restricted and not freely transferable. Those shares of common stock and exchangeable shares will no longer be restricted upon the expiration of the transfer restrictions contained in the relevant shareholders’ equity agreements, which will occur on or before February 2011.  If those employees decide to sell all or a portion of their shares in the public markets, and those sales happen at or around the same time due to the limited periods of time (trading windows) when we allow our employees to trade our common stock, the price of our common stock may decline and the trading volume of our common stock may be affected.

TWPG has granted a substantial number of equity awards to our employees. Future sales of our common stock associated with those equity awards may cause the price of our common stock price to decline or affect the trading volume of our common stock.

We have granted and will continue to grant in the future equity awards to our employees. Upon vesting and delivery of the shares of common stock underlying those awards, many employees may decide to sell all or a portion of their shares in the public markets, and those sales may happen at or around the same time due to similar vesting dates or due to the limited periods of time (trading windows) when we allow our employees to trade our common stock. Those factors may cause the price of our common stock to decline or affect the trading volume of our common stock. As of December 31, 2009 there were 9,172,635 restricted stock units outstanding.

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

We intend to retain any future earnings to fund the operation and expansion of our business, and, therefore, we do not anticipate paying cash dividends in the foreseeable future. Accordingly, our shareholders must rely on sales of their shares of common stock after price appreciation, which may never occur, as the primary way to realize any future gains on an investment in our common stock. Investors seeking cash dividends should not purchase our common stock.

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

Item 1B. Unresolved Staff Comments
There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of our 2009 fiscal year relating to our periodic or current reports filed under the Securities Exchange Act of 1934.

Item 2. Properties

Our principal operating locations are as follows, all of which are leased facilities:
Location	Lease Expiration Year(s)	Approximate Size (in square feet)	Area Subleased to Others (in square feet)	Facility Character and Principal Business Use

San Francisco, California	2010, 2012 and 2015	140,400	58,400	Corporate Headquarters, Brokerage, Research, Investment Banking, Asset Management
New York, New York	2010 and 2016	55,500	—	Brokerage, Research, Investment Banking, Asset Management
Boston, Massachusetts	2010	19,100	3,800	Brokerage, Research, Investment Banking, Asset Management
Toronto, Canada	2019	20,000	—	Brokerage, Research, Investment Banking
Calgary, Canada	2013	8,100	2,600	Brokerage, Research, Investment Banking
Zurich, Switzerland	2011	5,400	—	Brokerage
Portland, Oregon	2010	5,300	—	Asset Management
London, U.K.	2010	4,200	—	Brokerage, Investment Banking, Research
Denver, Colorado	2011	3,300	—	Brokerage, Research
Chicago, Illinois	2010	2,000	—	Brokerage, Research

 In addition, we lease approximately 19,100 square feet of office space in Menlo Park, California, however all such office space has been sublet under separate agreements. These sublease agreements are for the full term of our original lease, both of which expire in 2010.

Item 3. Legal Proceedings

A discussion of Legal Proceedings is included in Note 16 – Commitments, Guarantees and Contingencies to the consolidated financial statements included in Item 15 of this Annual Report on Form 10-K.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of our year ended December 31, 2009.

Directors and Executive Officers of the Registrant

Set forth below is information concerning our board of directors and executive officers. Each director will hold office until our next annual meeting of shareholders to be held on May 20, 2010, and until a successor has been duly elected and qualified. Executive officers are appointed by and serve at the discretion of our board of directors.

Name	Age	Title
Thomas W. Weisel	69	Director, Chairman and Chief Executive Officer
Matthew R. Barger	52	Lead Director
Thomas I.A. Allen	69	Director
Michael W. Brown	64	Director
Robert E. Grady	52	Director
B. Kipling Hagopian	68	Director
Alton F. Irby III	69	Director
Timothy A. Koogle	58	Director

Lionel F. Conacher	47	President and Chief Operating Officer
Shaugn S. Stanley	50	Chief Administrative Officer
Ryan Stroub	41	Chief Financial Officer
Tom Carbeau	37	Head of Institutional Sales
Mark P. Fisher	40	General Counsel
Keith Gay	51	Head of Research
Keith Harris	55	President and Chief Financial Officer of Thomas Weisel Partners Canada Inc.
William L. McLeod	44	Co-Head of Investment Banking
Brad Raymond	44	Co-Head of Investment Banking
Paul C. Slivon	51	Chairman of Wealth Management
Anthony V. Stais	44	Head of Trading

A brief biography of each director and executive officer follows:

Thomas W. Weisel has served as our Chairman and Chief Executive Officer since October 1998 and has been a director of Thomas Weisel Partners Group, Inc. since October 2005. Prior to founding Thomas Weisel Partners, from 1978 until September 1998, Mr. Weisel was Chairman and Chief Executive Officer of Montgomery Securities, an investment banking and financial services firm. Mr. Weisel also founded and served as President of Montgomery Sports, which was also known as Tailwind Sports. Mr. Weisel served as a director on the NASDAQ Stock Market Board of Directors from 2002 to 2006. Mr. Weisel received a bachelor of arts degree from Stanford University and an M.B.A. from Harvard Business School.

Matthew R. Barger has served as our Lead Director since September 2009 and a director of Thomas Weisel Partners Group, Inc. since February 2007. Mr. Barger is currently a Senior Advisor to Hellman & Friedman LLC, a private equity firm. Mr. Barger joined Hellman & Friedman in 1984 and has held several positions during his tenure, including that of Managing General Partner. Prior to joining Hellman & Friedman, Mr. Barger was an associate in the Corporate Finance Department of Lehman Brothers Kuhn Loeb. Mr. Barger serves as a director of Hall Capital Partners, an investment advisory firm, and also serves as an Advisory Board member of Artisan Partners and of Mondrian Investment Partners, both investment advisory firms. Mr. Barger holds a bachelor’s degree from Yale University and an M.B.A. from the Stanford Graduate School of Business.

Thomas I.A. Allen has been a director of Thomas Weisel Partners Group, Inc. since February 2008. Mr. Allen was a Partner of, and is of Counsel to, Ogilvy Renault LLP, an international law firm based in Canada. Mr. Allen served as a director of Westwind Capital Corporation, prior to its acquisition by Thomas Weisel Partners in January 2008. Mr. Allen also serves as a director of Mundoro Capital Inc., Terra Nova Minerals Inc., YM BioSciences Inc. and Middlefield Bancorp Limited. Mr. Allen is a Fellow of the Chartered Institute of Arbitrators (London, England). He is also past Chairman of the Accounting Standards Oversight Council of Canada and a former member of the Advisory Board of the Office of the Superintendent of Financial Institutions of Canada and past Chairman of the Corporate Finance Committee of the Investment Dealers Association of Canada (IDA), a former public director of the IDA, and a former member of the IDA’s Executive Committee. Mr. Allen holds a bachelor of arts degree and an LL.B, both from the University of Western Ontario.

Michael W. Brown has been a director of Thomas Weisel Partners Group, Inc. since February 2007. Mr. Brown was an officer of Microsoft Corporation from December 1989 through July 1997, serving as Vice President and Chief Financial Officer from August 1994 to July 1997, as Vice President – Finance from April 1993 to August 1994 and as Treasurer from January 1990 to April 1993. Prior to joining Microsoft, Mr. Brown spent 18 years with Deloitte & Touche LLP in various positions. Mr. Brown is also a director of EMC Corporation, a provider of information management systems, software and services, a director of VMware, Inc., a provider of computer virtualization solutions, and a director of Administaff, Inc., a professional employer organization providing services such as payroll and benefits administration. Mr. Brown is also a director of several private companies. Mr. Brown is a past Chairman of the Nasdaq Stock Market Board of Directors and a past governor of the National Association of Securities Dealers. Mr. Brown holds a bachelor of science degree in economics from the University of Washington in Seattle.

Robert E. Grady has been a director of Thomas Weisel Partners Group, Inc. since September 2009. Mr. Grady is currently a partner and managing director at Cheyenne Capital, a private equity investment firm. Prior to joining Cheyenne Capital, from 2000 -2009, Mr. Grady served as a partner at The Carlyle Group, one of the world’s largest private equity firms, where he was Chairman and Managing Partner of Carlyle Venture Partners, the firm’s U.S. venture and growth capital organization. Mr. Grady joined Carlyle in 2000 as global head of Venture Capital and served as a Member of Carlyle’s Management Committee. Mr. Grady served as Chairman of the National Venture Capital Association’s Board of Directors from 2006 – 2007, having joined the Board of Directors in 2002. Prior to joining Carlyle, Mr. Grady was a Managing Director and member of the Management Committee at Robertson Stephens. Mr. Grady previously served in the White House as Deputy Assistant to President George H.W. Bush and as Executive Associate Director of the Office of Management and Budget. Mr. Grady also served for a decade on the faculty of the Stanford Graduate School of Business where he taught courses on environmental policy and regulation. Mr. Grady is also a Director of AuthenTec, Inc., Maxim Integrated Products and several privately-held companies. Mr. Grady holds a bachelors degree from Harvard College and an M.B.A. from the Stanford Graduate School of Business.

 B. Kipling Hagopian has been a director of Thomas Weisel Partners Group, Inc. since January 2006. Mr. Hagopian was a founder of Brentwood Associates, a venture capital investment company, and was a general partner of all of the funds started by Brentwood Associates from inception until 1996. He has been a Special Limited Partner of each of the five Brentwood funds started since 1989, and is a Special Advisory Partner to Redpoint Ventures I which is a successor to Brentwood Associates’ information technology funds. Mr. Hagopian is also a Managing Partner of Apple Oaks Partners LLC, a private investment company which manages his own capital and the capital of one other individual. Mr. Hagopian serves as Chairman of the Board of Directors of Maxim Integrated Products, a semiconductor company. Mr. Hagopian holds a bachelor of arts degree and an M.B.A., both from the University of California, Los Angeles.

Alton F. Irby III has been a director of Thomas Weisel Partners Group, Inc. since February 2008. Mr. Irby is a founding partner of London Bay Capital LLC, a privately held investment firm, which was founded in May 2006 and he was founding partner of Tricorn Partners LLP, a privately held investment bank from May 2003 to May 2006. Prior to founding Tricorn Partners, Mr. Irby was Chairman and Chief Executive Officer of HawkPoint Partners, formerly known as National Westminster Global Corporate Advisory, and was a founding partner of Hambro Magan Irby Holdings. He is the chairman of ContentFilm plc and also serves as a director of McKesson Corporation (and of one of McKesson Corporation’s U.K. subsidiaries) and several other privately held firms. Mr. Irby holds a bachelor’s degree from the Georgia Institute of Technology and served four years on active duty as an intelligence officer in the U.S. Marine Corps.

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

Shaugn S. Stanley joined Thomas Weisel Partners in 1998 and has served as Chief Administrative Officer of Thomas Weisel Partners since April 2009. Previously, Mr. Stanley served as Chief Financial Officer of Thomas Weisel Partners from its founding in 1998 to 2001 and from March 2008 to April 2009 and as a Managing Director from 2001 to 2008. Prior to joining Thomas Weisel Partners, Mr. Stanley was Chief Financial Officer of Montgomery Securities from 1996 to 1998 and Chief Financial Officer for the brokerage division of Fidelity Investments from 1990 to 1996. Mr. Stanley received a Bachelor of Science in Accounting degree from Stephen F. Austin State University and is a Certified Public Accountant.

Ryan Stroub joined Thomas Weisel Partners in 2006 and has served as Chief Financial Officer of Thomas Weisel Partners since April 2009. Previously, Mr. Stroub served as Chief Accounting Officer of Thomas Weisel Partners. Prior to joining Thomas Weisel Partners, Mr. Stroub was with E*TRADE Financial Corporation for seven years serving as the Corporate Controller. Mr. Stroub holds a degree in accounting from the University of California at Santa Barbara.

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

Keith Harris joined Thomas Weisel Partners in January 2008 in connection with the acquisition of Westwind Capital Corporation and is Treasurer of Thomas Weisel Partners as well as President and Chief Financial Officer of Thomas Weisel Partners Canada Inc. Prior to joining Thomas Weisel Partners, Mr. Harris was Chief Financial Officer of Westwind Partners Inc. from its start-up in 2002. For the period from 1989 to 2002, Mr. Harris held senior positions in institutional broker-dealer boutiques, Chief Financial Officer of Octagon Capital Corporation and Chief Operating Officer of Sanwa McCarthy Securities. Mr. Harris holds a Bachelor of Commerce degree from the University of Toronto and is a Canadian Chartered Accountant.

William L. McLeod joined Thomas Weisel Partners in 2004 and has served as Co-Head of Investment Banking and Director of Capital Markets since July 2007. Prior to serving as Co-Director of Investment Banking, Mr. McLeod served as a Managing Director and Head Capital Markets with Thomas Weisel Partners. Mr. McLeod has over 17 years of Wall Street investment banking experience, including, prior to joining Thomas Weisel Partners, at Banc of America Securities, as Co-Head of U.S. Equity Capital Markets, and at J.P. Morgan Securities. Mr. McLeod has a bachelor’s degree from Southern Methodist University and an M.B.A. from the University of Chicago.

Brad Raymond joined Thomas Weisel Partners in 2004 and has served as Co-Head of Investment Banking since July 2007. Prior to serving as Co-Director of Investment Banking, Mr. Raymond served as a Managing Director with Thomas Weisel Partners’ Investment Banking department. Mr. Raymond has more than 14 years of investment banking experience, with a focus on the technology sector. Prior to joining Thomas Weisel Partners, Mr. Raymond was affiliated with Morgan Stanley from 1999 to 2004, including serving as Co-Head of Software Investment Banking. In addition, Mr. Raymond worked within the technology investment banking groups at both J.P. Morgan Securities and Alex Brown & Sons. Mr. Raymond has a bachelor’s degree from Harvard College and an M.B.A. from the Haas School of Business at the University of California at Berkeley.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

During the three months ended December 31, 2009, we repurchased the following shares of our common stock:

Month	Number of Shares	Average Purchase Price per Share
October
Employee transactions (1)	2,166	$6.25
November
Employee transactions (1)	688	4.87
December
Employee transactions (1)	5,310	3.93

Total	8,164	$4.63

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

In March 2008, the Board of Directors authorized the repurchase up to 2,000,000 shares of common stock for the purpose of settling obligations to deliver common stock in the future to employees who have received restricted stock units under our Equity Incentive Plan. Additional repurchases pursuant to this authority may be carried out from time to time in the future. As of December 31, 2009, 1,544,323 shares had been repurchased. Furthermore, our Board of Directors may authorize additional repurchases for the purpose of settling obligations to deliver common stock in the future to employees who have received restricted stock units under our Equity Incentive Plan.

Market Information and Dividend Policy

Our common stock is traded on The Nasdaq Stock Market, Inc. (“Nasdaq”) under the symbol “TWPG”. In 2008, we voluntarily requested that our common stock be delisted from the Toronto Stock Exchange where it traded under the symbol “TWP”. The Toronto Stock Exchange subsequently granted our request. The following table sets forth the quarterly high and low sales prices per share of our common stock as reported by Nasdaq for each quarter during the following years ended:

	December 31, 2009		December 31, 2008
	High	Low	High	Low
First Quarter	$5.00	$2.36	$13.91	$6.35
Second Quarter	6.07	3.47	7.43	5.01
Third Quarter	6.16	3.68	9.33	3.90
Fourth Quarter	6.36	3.56	8.99	2.65

As of December 31, 2009, there were approximately 123 holders of record of our common stock. This number does not include stockholders for whom shares were held in “nominee” or “street” name. No dividends have been declared or paid on our common stock. We do not currently anticipate that we will pay any cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2009 with respect to compensation plans under which equity securities of the registrant are authorized for issuance:
Plan Category	Plan Name	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	Thomas Weisel Partners Group, Inc. Equity Incentive Plan (1)	9,616,184	(2)	$ 7.87	(3)	6,066,525	(4)
Equity compensation plans not approved by security holders	None	—		—		—
Total		9,616,184	(2)	$ 7.87	(3)	6,066,525	(4)

(1)
Approved by Thomas Weisel Partners Group LLC as sole shareholder of TWPG prior to our initial public offering. Subsequent amendments to the Equity Incentive Plan were approved by the shareholders of TWPG at the 2007 and 2008 Annual Meetings of Shareholders and the 2009 Special Meeting of Shareholders. Total number of shares issuable under the plan as of December 31, 2009 is 17,150,000.

(2)	These shares of common stock may be issued pursuant to 9,172,635 outstanding restricted stock units and 443,549 outstanding options.

(3)
Under the Thomas Weisel Partners Group, Inc. Equity Incentive Plan, no exercise price is applicable to restricted stock units. The weighted-average exercise price stated relates solely to the options issued under the Equity Incentive Plan. As of December 31, 2009, there were 443,549 outstanding options with a weighted-average exercise price of $7.87.

(4)
Number of securities remaining available for future issuance does not reflect approximately 731,000 restricted stock units that were withheld from delivery to offset tax withholding obligations of the employee recipients upon the vesting of the restricted stock units, as well as forfeitures that occurred from January 1, 2010 through February 28, 2010. Also not included in the number of securities remaining available for future issuance are approximately 3,500,000 shares granted from January 1, 2010 through February 28, 2010.

Performance Graph

The following graph and table compare:

•
the performance of an investment in our common stock over the period of February 3, 2006 through January 4, 2010, beginning with an investment at the closing market price on February 3, 2006, the end of the first day our common stock traded on the Nasdaq following our initial public offering, and thereafter based on the closing price of our common stock on the Nasdaq; with

•
an investment in the Russell 2000 Growth Index and an investment in the Standard and Poor’s Mid Cap Investment Banking & Brokerage Index Sub-Industry Index (the “S&P Brokerage Sub-Industry Index”), in each case, beginning with an investment at the closing price on February 2, 2006 and thereafter based on the closing price of the index.

The graph and table assume $100 was invested on the starting date at the price indicated above and that dividends, if any, were reinvested on the date of payment without payment of any commissions. The performance shown in the graph and table represents past performance and should not be considered an indication of future performance.

	2/3/06	7/3/06	1/3/07	7/3/07	1/3/08	7/3/08	1/2/09	7/3/2009	1/4/10
Thomas Weisel Partners Group, Inc.	$100.00	$100.26	$110.94	$88.85	$61.61	$26.51	$22.34	$31.87	$20.89
Russell 2000 Growth Index	$100.00	$98.72	$103.94	$115.75	$108.23	$97.00	$69.01	$73.35	$92.45
S&P 500 / Diversified Financials	$100.00	$104.22	$119.62	$119.30	$92.04	$63.36	$38.63	$39.82	$49.87

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

	As of or For the Year Ended December 31,
	2009	2008	2007	2006	2005
Statement of Operations
Revenues:
Investment banking	$71,165	$63,305	$127,228	$124,136	$75,300
Brokerage	103,170	131,939	120,187	123,809	138,497
Asset management	21,464	(7,120)	33,414	25,752	36,693
Interest income	913	7,341	17,718	13,525	5,510
Other revenue	—	—	920	—	—

Total revenues	196,712	195,465	299,467	287,222	256,000
Interest expense	(1,656)	(5,938)	(10,418)	(10,905)	(5,114)

Net revenues	195,056	189,527	289,049	276,317	250,886

Expenses excluding interest:
Compensation and benefits	133,355	147,186	187,902	152,195	154,163
Non-compensation expenses	125,550	237,893	103,920	97,997	101,594

Total expenses excluding interest	258,905	385,079	291,822	250,192	255,757

Income (loss) before taxes	(63,849)	(195,552)	(2,773)	26,125	(4,871)
Provision for taxes (tax benefit)	(171)	7,700	(2,793)	(8,796)	2,187
Net income (loss)	(63,678)	(203,252)	20	34,921	(7,058)

Less: Preferred dividends and accretion	—	—	—	(1,608)	(15,654)

Net income (loss) attributable to common shareholders and to Class A, B and C shareholders	$(63,678)	$(203,252)	$20	$33,313	$(22,712)

Net income (loss) per share:
Basic net income (loss) per share	$(1.96)	$(6.29)	$—	$1.39
Diluted net income (loss) per share	$(1.96)	$(6.29)	$—	$1.34

Statement of Financial Condition
Total assets	$253,777	$281,650	$586,680	$483,189	$312,823
Total liabilities	123,940	109,749	313,053	216,135	199,428
Total redeemable convertible preference stock	—	—	—	—	223,792
Shareholders’ and members’ equity (deficit)	129,837	171,901	273,627	267,054	(110,397)

Debt, including capital lease obligations	22,813	22,253	27,420	32,499	19,539

Selected Data and Ratios
Cash dividends declared per common share	$—	$—	$—	$—	$—
Investment banking:
Number of transactions	115	82	83	87	63
Revenue per transaction (in millions)	$0.62	$0.77	$1.53	$1.43	$1.15
Brokerage:
Average daily brokerage revenue (in millions)	$0.41	$0.52	$0.48	$0.49	$0.55
Equity research:
Publishing analysts	34	37	29	30	39
Companies covered	500	500	480	485	565
Number of companies covered per publishing analyst	15	14	17	16	14
Other:
Average number of employees	488	641	632	565	548

For the Year Ended
December 31, 2006
Pro forma, as adjusted (unaudited) (1)
Pro forma net revenues (2)	$276,179
Pro forma income before tax (2)	25,987
Pro forma tax benefit (3)	(7,363)
Pro forma net income (2) (3)	33,350
Pro forma preferred dividends and accretion	—
Pro forma net income attributable to common shareholders and to Class A, B and C shareholders (2) (3)	33,350

Pro forma earnings per share:
Pro forma basic earnings per share	$1.39
Pro forma diluted earnings per share	$1.34

Pro forma weighted average shares used in the computation of per share data:
Pro forma basic weighted average shares outstanding	23,980
Pro forma diluted weighted average shares outstanding	24,945

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The economic environment at the beginning of 2009 was a continuation of the consumer-led recession of 2008. The global credit crisis, corporate consolidation and failures, lack of investor confidence and further economic deterioration all led to a dramatic slowdown in the capital markets, which in turn impacted the number of our investment banking transactions. In the latter half of 2009, an economic recovery began to take hold. Investment banking revenues rebounded as the capital market activity increased for emerging growth companies. During this period, we raised capital for companies across the majority of our industry sectors with mining, technology and energy being the most active. Additionally, our mergers and acquisitions team completed several visible transactions, primarily in technology and healthcare. We believe the near-term investment banking opportunity in the technology and resource sectors to be significant and that our banking platform, with a focus on these growth sectors, will benefit.

During the cyclical downturn, we took significant steps to reduce our compensation and non-compensation costs in order to align costs with expected revenues and to preserve capital. During 2009, we further reduced our net headcount by approximately 100 employees, which follows a net headcount reduction in 2008 of approximately 200 employees. As of December 31, 2009, we had 453 employees, a 40% reduction from the beginning of 2008. Other significant non-compensation cost reductions are attributed to our initiatives to consolidate facilities and renegotiate rates for technology and communication services. We believed that these measures were necessary in the near-term to preserve capital and that they advantageously positioned us in the long term to demonstrate our earnings capabilities when capital market activity returns to the levels we experienced prior to the downturn.

Over the course of the past two years, we have opportunistically hired investment banking and brokerage professionals to expand or strengthen our platform in specific areas. A significant portion of our new hires have been in brokerage operations and are professionals who bring incremental relationships to the firm, which should positively impact future revenues. Over the same period, we increased the number of our senior investment banking calling officers, which we believe will also positively impact future results. As we begin to see more activity in the growth sectors of the economy, we should benefit from maintaining our presence and coverage of the consumer, energy and alternative energy, healthcare, mining and technology growth sectors.

We have maintained the breadth of our platform while broadening our industry verticals and geographic exposure. We believe that the improving capital market environment and related opportunities in 2010 could provide a foundation which would lead to a significant improvement in our financial results.

Consolidated Results of Operations

Our businesses, by their nature, do not produce predictable earnings and are affected by changes in economic conditions generally and in particular by conditions in the financial markets as well as the growth sectors and companies which we service. For a further discussion of the factors that may affect our future operating results, see Part I, Item 1A – “Risk Factors” of this Annual Report on Form 10-K.

The following table provides a summary of our results of operations (dollar amounts in thousands):

	For the Year Ended December 31,			2008-2009	2007-2008
	2009	2008	2007	% Change	% Change
Net revenues	$195,056	$189,527	$289,049	2.9%	(34.4)%
Loss before taxes	(63,849)	(195,552)	(2,773)	(67.3)	nm
Net income (loss)	(63,678)	(203,252)	20	(68.7)	nm

Net loss per share:
Basic net loss per share	$(1.96)	$(6.29)	$—
Diluted net loss per share	$(1.96)	$(6.29)	$—

nm – Not meaningful.

Revenues

The following table sets forth our revenues, both in dollar amounts and as a percentage of net revenues (dollar amounts in thousands):

	For the Year Ended December 31,			2008-2009	2007-2008
	2009	2008	2007	% Change	% Change
Revenues:
Investment banking	$71,165	$63,305	$127,228	12.4%	(50.2)%
Brokerage	103,170	131,939	120,187	(21.8)	9.8
Asset management	21,464	(7,120)	33,414	nm	(121.3)
Interest income	913	7,341	17,718	(87.6)	(58.6)
Other revenue	—	—	920	—	(100.0)

Total revenues	196,712	195,465	299,467	0.6	(34.7)
Interest expense	(1,656)	(5,938)	(10,418)	(72.1)	(43.0)

Net revenues	$195,056	$189,527	$289,049	2.9%	(34.4)%

Percentage of net revenues:
Investment banking	36.5%	33.4%	44.0%
Brokerage	52.9	69.6	41.6
Asset management	11.0	(3.8)	11.6
Interest income	0.4	3.9	6.1
Other revenue	—	—	0.3

Total revenues	100.8	103.1	103.6
Interest expense	(0.8)	(3.1)	(3.6)

Net revenues	100.0%	100.0%	100.0%

Investment Banking Revenue

Our investment banking revenue includes (i) management fees, underwriting fees, selling concessions and agency placement fees earned through our participation in public offerings and private placements of equity and debt securities, including convertible debt, (ii) fees earned as a strategic advisor in mergers and acquisitions and similar transactions and (iii) the value of warrants received as partial payment for investment banking services. Investment banking revenues are typically recognized at the completion of each transaction. Underwriting revenues are presented net of related expenses. Non-reimbursable expenses associated with private placement and advisory transactions are recorded as non-compensation expenses.

The following table sets forth our investment banking revenue and the number of investment banking transactions (dollar amounts in thousands):

	For the Year Ended December 31,			2008-2009	2007-2008
	2009	2008	2007	% Change	% Change
Investment banking revenue:
Capital raising	$45,188	$28,183	$77,634	60.3%	(63.7)%
Strategic advisory	25,977	35,122	49,594	(26.0)	(29.2)

Total investment banking revenues	$71,165	$63,305	$127,228	12.4%	(50.2)%

Investment banking transactions:
Capital raising	92	59	66
Strategic advisory	23	23	17

Total investment banking transactions	115	82	83

Average revenue per transaction (1)	$619	$772	$1,533

(1)	Revenue per investment banking transaction is generally higher in the U.S. than in Canada.

2009 versus 2008. Investment banking revenue increased $7.9 million in 2009 from 2008. This was due in part to significant activity in the mining sector and the economic recovery that began in the latter half of 2009, which resulted in increased capital market activity for emerging growth companies. Our average revenue per transaction was $0.6 million and $0.8 million in 2009 and 2008, respectively. During 2009 and 2008 we closed 115 and 82 investment banking transactions, respectively. During both 2009 and 2008, 36% of our investment banking revenue was earned from the ten largest transactions during the respective periods.

Capital raising revenue accounted for 63% and 45% of our investment banking revenue in 2009 and 2008, respectively. Capital raising revenue increased $17.0 million to $45.2 million in 2009 from 2008. Our average revenue per capital raising transaction was $0.5 million in both 2009 and 2008.

Strategic advisory revenue accounted for 37% and 55% of our investment banking revenue in 2009 and 2008, respectively. Strategic advisory revenue decreased $9.1 million to $26.0 million in 2009 from 2008. Our average revenue per strategic advisory transaction decreased to $1.1 million in 2009 from $1.5 million in 2008. The decrease in our average revenue per transaction is due to three large transactions during the 2008, representing approximately $10.7 million of our strategic advisory revenues.

In 2009, investment banking transactions in the mining sector, primarily in Canada, resulted in the increase in our capital raising investment banking revenues over the prior period. We also experienced increased activity in the energy and technology sectors during the fourth quarter of 2009, which represented 15% and 32% of investment banking revenues during 2009, respectively.

2008 versus 2007. Investment banking revenue decreased $63.9 million in 2008 from 2007. This was due principally to the unprecedented turmoil in the financial markets and the economic recession, which resulted in decreased client activity levels and a corresponding decrease in the number of investment banking transactions, excluding the impact of the Westwind acquisition. Our average revenue per transaction was $0.8 million and $1.5 million in 2008 and 2007, respectively. During 2008 and 2007, we closed 82 and 83 investment banking transactions, respectively. Excluding the impact from the Westwind acquisition, we closed 37 investment banking transactions in 2008. The change in our revenue per transaction is primarily due to our acquisition of Westwind which, historically, has completed a larger number of smaller sized transactions. In addition, during 2007 our investment banking revenue included $13.4 million in revenue generated from a single strategic advisory transaction. During 2008 and 2007, 36% and 31%, respectively, of our investment banking revenue was earned from the ten largest transactions during the respective periods.

Capital raising revenue accounted for 45% and 61% of our investment banking revenue in 2008 and 2007, respectively. Capital raising revenue decreased $49.5 million to $28.2 million in 2008. Our average revenue per capital raising transaction decreased to $0.5 million during 2008 from $1.2 million in 2007. During 2008 and 2007 we closed 59 and 66 capital raising transactions, respectively. Excluding the impact from the Westwind acquisition, we closed 18 capital raising transactions in 2008.

Strategic advisory revenue accounted for 55% and 39% of our investment banking revenue in 2008 and 2007, respectively. Strategic advisory revenue decreased $14.5 million to $35.1 million in 2008. Our average revenue per strategic advisory transaction decreased to $1.5 million during 2008 from $2.9 million in 2007. The decrease in our average revenue per strategic advisory transaction was primarily due to a single strategic advisory transaction which resulted in $13.4 million of revenue during 2007. During 2008 and 2007, we closed 23 and 17 strategic advisory transactions, respectively. Excluding the impact from the Westwind acquisition, we closed 19 strategic advisory transactions in 2008.

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

2009 vs. 2008.  Brokerage revenue decreased $28.8 million in 2009 from 2008. The decrease in brokerage revenue was primarily attributable to lower commission revenue from our institutional business in the United States, Canada and Europe. Also contributing to the decrease in brokerage revenue was our private client services group, whose asset-based fees decreased as a result of the decrease in the value of the assets they managed.

The decrease in institutional commissions was primarily driven by a general decrease in market volume and a higher loss ratio on net commissions. The combined average daily volume on the New York Stock Exchange and the Nasdaq was approximately 3.6 billion in 2009, a decrease of 4.3% from 2008. Our combined average daily customer trading volume in 2009 decreased 12.7% from 2008. Another significant contributing factor to the decrease in our combined average daily customer trading volume was our clients, who sought to reduce risk during the capital market downturn, which led to reduced trading activity in the latter half of 2009. The decrease in volume, coupled with an increase in volatility in the growth stocks we trade and an increase in competition for these trades requiring us to commit more capital to facilitate trades, led to the higher loss ratio.

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

In addition to our acquisition of Westwind, we believe the steps we took in 2008, including (i) broadening our geographic coverage and (ii) developing our product offerings within electronic trading in order to attract and retain trading volume from customers who are shifting away from utilizing full-service brokerage services and increasing their use of alternative trading systems, resulted in our increased trading volume from institutional customers.

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

The following table sets forth our asset management revenue (dollar amounts in thousands):

	For the Year Ended December 31,			2008-2009	2007-2008
	2009	2008	2007	% Change	% Change
Asset management revenue:
Management fees	$15,205	$14,691	$15,946	3.5%	(7.9)%
Investments in partnerships realized and unrealized gains and losses—net	(952)	(13,414)	17,662	(92.9)	nm
Other investments realized and unrealized gains and losses—net	7,211	(8,397)	(194)	(185.9)	nm

Total asset management revenue	$21,464	$(7,120)	$33,414	nm	(121.3)%

2009 versus 2008. Investments in partnerships realized and unrealized gains (losses) were as follows (dollar amounts in thousands):

	For the Year Ended December 31,
	2009	2008	% Change
Investments in partnerships realized and unrealized gains (losses)—net:
TWCP	$(1,432)	$(3,155)	(54.6)%
TWGGP	(133)	(2,271)	(94.2)
TWHVP	(2,316)	(4,530)	(48.9)
TWVP	(731)	(2,956)	(75.3)
Other	3,660	(502)	nm

Total investments in partnerships realized and unrealized gains (losses)—net	$(952)	$(13,414)	(92.9)%

The net realized and unrealized investment loss during 2009 was attributable to our partnership interests in private portfolio companies caused by both downward valuations of those companies seeking capital in the current environment and declining operating results. Stock price decreases associated with our interests in public companies held in these partnerships also contributed to the loss. This loss was partially offset by an unrealized gain attributable to our interest in a partnership which has invested in a privately held company that experienced significant growth in its operating results since our interest was acquired at the beginning of 2008.

We recorded net investment gains in other investments of $7.2 million in 2009 compared to net investment losses of $8.4 million in 2008 primarily due to an increase in unrealized and realized gains on warrants and equity securities in 2009, partially offset by unrealized losses on ARS.

Management fees increased $0.5 million in 2009 from 2008 as a result of an increase in assets under management in TWGGP.

2008 versus 2007. Investments in partnerships realized and unrealized gains and losses were as follows (dollar amounts in thousands):

	For the Year Ended December 31,
	2008	2007	% Change
Investments in partnerships realized and unrealized gains (losses)—net:
TWCP	$(3,155)	$763	(513.4)%
TWGGP	(2,271)	2,654	(185.6)
TWHVP	(4,530)	4,226	(207.2)
TWVP	(2,956)	9,591	(130.8)
Other	(502)	428	(217.2)

Total investments in partnerships realized and unrealized gains (losses)—net:	$(13,414)	$17,662	(175.9)%

The net realized and unrealized investment loss during 2008 was attributable to our partnership interests in private portfolio companies caused by downward valuations of those companies seeking capital during a period of decline in the equity markets and lack of liquidity in the capital markets. Stock price decreases associated with our interests in public companies held in these partnerships also contributed to the loss.

We recorded investment losses in other investments of $8.4 million in 2008 compared to investment losses of $0.2 million in 2007. The investment losses in 2008 were primarily due to net realized and unrealized losses on warrants acquired through the Westwind acquisition of $6.2 million and declines in the value of equity securities held by our small/mid cap funds.

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

Net Revenues by Geographic Segment

The following table sets forth our net revenues by geographic segment (dollar amounts in thousands):

	For the Year Ended December 31,			2008-2009	2007-2008
	2009	2008	2007	% Change	% Change
United States	$139,838	$161,321	$289,040	(13.3)%	(44.2)%
Other countries	55,218	28,206	9	95.8	nm

Total net revenues	$195,056	$189,527	$289,049	2.9%	(34.4)%

No single customer accounted for 10% or more of net revenues during the years ended December 31, 2009, 2008 and 2007.

2009 versus 2008. Net revenues from countries other than the United States consist primarily of net revenues from Canada. Net revenues from Canada during 2009 and 2008 accounted for 77% and 75%, respectively, of net revenues from other countries.

2008 versus 2007. Net revenues from countries other than the United States increased $28.2 million during 2008 from 2007 as a result of our acquisition of Westwind in January 2008 and our expansion into Europe in late 2007. During 2008, net revenues from countries other than the United States consisted primarily of net revenues from Canada, which accounted for approximately 75% of net revenues from other countries.

Expenses Excluding Interest

The following table sets forth information relating to our expenses excluding interest, both in dollar amounts and as a percentage of net revenues (dollar amounts in thousands):

	For the Year Ended December 31,			2008-2009	2007-2008
	2009	2008	2007	% Change	% Change
Expenses excluding interest:
Compensation and benefits	$133,355	$147,186	$187,902	(9.4)%	(21.7)%
Non-compensation expenses	125,550	237,893	103,920	(47.2)	128.9

Total expenses excluding interest	$258,905	$385,079	$291,822	(32.8)%	32.0%

Percentage of net revenues:
Compensation and benefits	68.4%	77.7%	65.0%
Non-compensation expenses	64.3	125.5	36.0

Total	132.7%	203.2%	101.0%

Average number of employees	488	641	632

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

Share-based awards constitute a portion of our compensation expense, and as a general matter, vest over a three or four-year service period, are subject to continued employment and, accordingly, are recorded as non-cash compensation expense ratably over the service period beginning on the date of grant. As a result, our aggregate compensation expense has been, and will continue to be, impacted as we recognize share-based compensation expense associated with the vesting of prior year grants in current and future periods. As of December 31, 2009, there was $29.8 million of unrecognized compensation expense related to non-vested restricted stock unit awards, which is expected to be recognized over a weighted-average period of 2.0 years.

Since January 2009, we have reduced our total headcount by approximately 20% as part of our ongoing efforts to reduce our operating costs in order to mitigate the effect of the decline in revenues. As an additional temporary cost saving measure, we temporarily reduced base salaries for employees with titles of Vice President and above by 10% during 2009, including our Chief Executive Officer, President and other executive officers. For the 2009-2010 director term, we reduced the base compensation for non-employee directors from $75,000 to $50,000. Future headcount levels and resulting compensation costs will be significantly dependent on the level of capital markets activity. We are not anticipating further reductions in headcount, and in the beginning of 2010 we restored our employees base salaries, including those of our Chief Executive Officer, President and other executive officers.

2009 versus 2008. Compensation and benefits expense decreased $13.8 million in 2009 from 2008. This change was the result of a decrease in salary, commissions and related taxes and benefits expense of $16.9 million, $4.9 million and $3.3 million, respectively, during 2009 from 2008. The decrease was partially offset by an increase in bonus of $11.7 million in 2009 from 2008. The overall decrease was due to the 40% reduction in our headcount from January 2, 2008 through December 2009. We had 453 and 572 employees at December 31, 2009 and 2008, respectively. Compensation and benefits expense in 2009 and 2008 included $0.2 million and $6.3 million, respectively, of non-cash compensation expense relating to share-based awards made in connection with our initial public offering.

2008 versus 2007. Compensation and benefits expense decreased $40.7 million in 2008 from 2007. Included in this decrease are expenses of $18.2 million related to the acquisition of Westwind. Excluding the impact from the Westwind acquisition, compensation and benefits expense would have decreased $58.9 million during 2008. This fluctuation was primarily the result of a decrease in bonus expense of $56.2 million. The reduction in bonus expense is due to the significant decrease in our 2008 revenue as well as a one-time compensation expense in the fourth quarter of 2007 attributable to the acceleration of the payment of 2008 mid-year retention bonuses. In addition, salary expense decreased $10.5 million during the same period due to our reduction in non-Westwind employee headcount during 2008. This decrease is partially offset by an increase in share-based compensation expense of $7.3 million as a result of additional grants of restricted stock units made during 2008. Compensation and benefits expense in 2008 and 2007 included $6.3 million and $6.1 million, respectively, of non-cash compensation expense relating to share-based awards made in connection with our initial public offering.

Non-Compensation Expenses

Our non-compensation expenses include (i) brokerage execution, clearance and account administration, (ii) communications and data processing, (iii) depreciation and amortization of property and equipment, (iv) amortization of other intangible assets, (v) goodwill impairment, (vi) marketing and promotion, (vii) occupancy and equipment and (viii) other expenses.

Over the last two years, we have worked diligently to reduce our expense base in order to improve earnings and preserve capital. During 2009, non-compensation expenses decreased by $19.7 million from 2008, excluding the goodwill impairment charge of $92.6 million in 2008. Included in our non-compensation expenses for 2009 and 2008 are non-cash facilities lease loss charges of $2.3 million and $6.0 million as a result of reducing our real estate footprint in San Francisco.

2009 versus 2008. Non-compensation expense decreased $112.3 million in 2009 from 2008. Of this decrease, $92.6 million is attributable to the goodwill impairment recorded during 2008. Other than the goodwill impairment, we reduced non-compensation expense by $19.7 million in 2009 from 2008. Marketing and promotion expense decreased $5.1 million due to a reduction of client related employee travel in 2009, partially driven by our headcount reductions. Occupancy and equipment expense decreased $6.6 million primarily due to exiting or subletting offices in India, New York and San Francisco during 2008. Communications and data processing decreased $4.7 million primarily due to data services no longer needed as a result of the reduction of headcount and to a lesser extent the consolidation of our service providers. Amortization of intangible assets decreased $5.3 million due to the use of an accelerated method of amortization and the full amortization of our investment banking backlog intangible during 2008. The overall decrease in our non-compensation expense is partially offset by a loss occurred in 2009 of approximately $5.1 million due to a customer who failed to pay for several equity purchases that we executed at the customer’s request, which is included in other expenses. Based on our agreement with our primary clearing broker, we were required to settle and pay for those transactions on the customer’s behalf.

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

The increase of $7.7 million in non-compensation expense includes an increase in occupancy and equipment expense of $6.0 million during 2008 from 2007 primarily due to our exiting certain office space in September and December 2008 for which we recorded a $6.0 million lease loss charge. In addition, brokerage execution, clearance and account administration increased $4.6 million during 2008 from 2007 primarily as a result of increased brokerage activity during the period. Communication and data processing expense increased by $1.1 million due to increased costs associated with our expansion into Canada, Europe and the Midwest. This overall increase of $11.7 million is partially offset by a decrease of $3.0 million in marketing and promotion primarily due to a decrease in client related travel and conference expenses in 2008.

Provision for Taxes

We account for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the financial reporting and tax basis of our assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized. The change in the effective tax rate in 2009 from 2008 is primarily due to the recognition of unrecognized tax benefits in Canada, the cumulative compensation expense recognized for financial reporting purposes for restricted stock units in excess of the allowable tax deductions, and the increase in the valuation allowance as a result of the U.S. net operating losses.

During the year ended December 31, 2008, we determined that it was more-likely-than-not that our U.S. deferred tax assets would not be realized. We made this determination primarily based on the significant losses we incurred in 2008 as a result of the severe economic downturn and its effect on the capital markets. As of December 31, 2009, we continued to carry a full valuation allowance on our U.S. and U.K. deferred tax assets due to continued losses incurred during 2009.

Our effective tax rates for 2009, 2008 and 2007 were 0.3%, (3.9)% and 100.7%, respectively. The tax benefit for 2009 relates to our operations in Canada. The change in the effective tax rate in 2009 from 2008 is primarily due to the recognition of unrecognized tax benefits in Canada of $1.1 million in 2009. The decrease in our effective tax rate in 2008 from 2007 is primarily due to the recognition of deferred tax benefits in 2007 resulting in a reduction to our effective tax rate of 49.8%, our recognition of a deferred tax valuation allowance in 2008 of $44.8 million resulting in a reduction to our effective tax rate of 18.7%, and the 2008 impairment charge to goodwill acquired in the Westwind transaction of $92.6 million, which did not provide a tax benefit and resulted in a reduction to our effective tax rate of 17.0%.

Refer to the “Deferred Tax Valuation Allowance” section within “Critical Accounting Policies and Estimates” below for additional disclosures on factors considered by management in the establishment of the valuation allowance on deferred tax assets.

Business Combination

On January 2, 2008, we acquired Westwind and under the agreement, we indirectly acquired 100 percent of Westwind’s outstanding shares and Westwind became our indirect subsidiary. Total consideration was approximately $156 million, which consisted of $45 million in cash, 7,009,112 shares of our common stock valued at $15.35 per share (based on the average closing price over a five day period starting two days prior to the acquisition announcement date of October 1, 2007 and ending two days after the announcement date) and direct acquisition costs of $3.1 million consisting primarily of legal, accounting and advisory fees. Common stock issued includes 6,639,478 exchangeable shares, which are shares issued by our Canadian subsidiary and are exchangeable for shares of our common stock.

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

Liquidity and Capital Resources

Due to the economic environment and its impact on the capital markets, we incurred net losses for the two year period ended December 31, 2009, which contributed to a reduction in cash in 2009 from 2008 and from 2007.  Although we incurred these losses, we believe that our current level of equity capital, current cash balances, funds anticipated to be provided by operating activities and funds available to be drawn under temporary loan agreements, will be adequate to meet our liquidity and regulatory capital requirements for the next 12 months.  Our broker dealers have adequate capital with consolidated excess net capital of $44.2 million. Our cash and cash equivalents at December 31, 2009 are $97.1 million, and we have taken significant steps to reduce our compensation expenses by reducing headcount and reduce non-compensation expenses by consolidating facilities and renegotiating rates with vendors, which we expect to have a significant positive impact on operating cash flows.

We currently do not anticipate significant capital expenditure requirements in the foreseeable future.  Refer to the “Contractual Obligations” below for a summary of commitments requiring cash payments, which primarily consist of operating lease commitments and commitments to invest in private equity funds.  Additionally, included in securities owned is seed capital which we have provided to our small/mid-cap growth public equity investment team which may be available for withdrawal as the investment product obtains additional commitments of capital from third party investors.

Cash Flows

 In 2009, cash and cash equivalents decreased $19.5 million from $116.6 million at December 31, 2008.  A significant portion of this decrease was due to our net loss in 2009.  Additionally, investing and financing activities used $12.4 million of cash and cash equivalents during 2009 due to the repurchase at par of $13.3 million of ARS from our customer accounts in July 2009, the net settlement of equity awards that became deliverable to our employees of $2.4 million, the purchase of property plant and equipment of $1.5 million and the purchase of partnership investments and other investments excluding ARS of $1.2 million offset by cash received from the sale or redemption of ARS of $3.4 million and the sale of warrants of $3.3 million.

Auction Rate Securities

ARS are variable rate debt instruments, having long-term maturity dates of approximately 25 to 33 years, but whose interest rates are reset through an auction process, most commonly at intervals of 7 and 35 days. The interest earned on these investments is exempt from Federal income tax. All of our ARS are backed by pools of student loans and were rated AAA, AA, A, Aaa, A1, A3, or Baa3 at December 31, 2009.

As of December 31, 2009 and 2008, we held ARS with a par value of $19.6 million and $9.7 million, respectively, and a fair value of $18.1 million and $8.9 million, respectively. The 2009 balance includes the July 2009 repurchase at par of $13.3 million of ARS that we had previously sold from our account in January 2008 to three customers without those customers’ prior written consent.

In 2008, widespread auction failures resulted in a lack of liquidity for these previously liquid securities. As a result, the principal balance of our ARS will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers and the underwriters establish a different form of financing to replace these securities or final payments come due according to the contractual maturities. Our valuation of ARS assesses the credit and liquidity risks associated with the securities, compares the yields on ARS to similarly rated municipal issues and determines the fair values based on a discounted cash flow analysis. We determined that our ARS had a fair value decline of $0.8 million in each of the years ended December 31, 2009 and 2008. Key assumptions of the discounted cash flow analysis included the following:

Coupon Rate – In determining fair value, we projected future interest rates based on the average near term historical interest rate for these issues, the Securities Industry and Financial Markets Association Municipal Swap Index and benchmark yield curves. The average interest rates assumed ranged from 2.5% to 4.1% on a taxable equivalent yield basis.

Discount Rate – Our discount rate was based on a spread over LIBOR and consisted of a spread of 330 to 620 bps over this yield curve which we adjusted down to a spread of 135 to 200 bps over periods of time ranging from 12 to 19 quarters. This spread is included in the discount rate to reflect the current and expected illiquidity, which we expect to moderate over time.

Timing of Liquidation – Our cash flow projections consisted of various scenarios for each security wherein we valued the ARS at points in time where it was in the interest of the issuer, based on the fail rate, to redeem the securities. We concluded values for each security based on the average valuation of these various scenarios. For the securities analyzed, the shortest time to liquidation was assumed to be 27 months.

In 2009, ARS were redeemed at their par value of $3.2 million, and ARS were sold for $0.2 million, which approximates par value. In January 2010, we sold ARS securities for $2.0 million with a par value of $2.2 million.

Debt Financing

Our outstanding notes consist of a note in the principal amount of $10 million issued to the California Public Employees’ Retirement System and a note in the principal amount of $13 million issued to Nomura America Investment, Inc (the “Senior Notes”). The Senior Notes have similar terms and covenants. The Senior Notes bear interest at a floating rate equal to the mid-term applicable Federal rate in effect from time to time and mature in 2011. A third note (the “Contingent Payment Senior Note”) in the principal amount of $10 million was issued to the California Public Employees’ Retirement System and was paid in full in September 2008. The Senior Notes contain covenants regarding additional debt and other liabilities that could cause them to become callable and require that the notes be repaid should we enter into a transaction to liquidate or dispose of all or substantially all of our property, business or assets. As of December 31, 2009, we are in compliance with these covenants.

Bonus and Net Settlement of Share-Based Compensation

The timing of bonus compensation payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees are generally paid salaries semi-monthly during the year, bonus payments, which make up a larger portion of total compensation, have historically been paid in February and July. In 2008, we made aggregate cash discretionary bonus payments to our employees of $65.2 million, excluding payments of $12.6 million attributable to 2007 bonuses earned by Westwind employees. In 2009, we made aggregate cash bonus payments to our employees of $29.1 million. In January and February of 2010, we made aggregate cash bonus payments to our employees of approximately $33.3 million.

During 2009, approximately 1,700,000 shares of freely transferable common stock became deliverable to our employees in respect of share-based awards previously granted. We elected to settle a portion of these vesting shares through a net settlement feature to meet the minimum employee statutory income tax withholding requirements. During 2009, we made payments of $2.4 million related to the net settlement of shares. Our cash position and liquidity will be effected to the extent we elect to continue to settle a portion of vesting shares through net settlement in the future.

In February 2010, approximately 1,770,000 shares of freely transferable common stock became deliverable to our employees in respect of share-based awards previously granted, and we made payments of $2.6 million related to the net settlement of these shares.

Regulatory Net Capital and Other Amounts Required to be Maintained at Broker-Dealer Subsidiary

We have the following registered securities broker-dealers:

•	Thomas Weisel Partners LLC

•	Thomas Weisel Partners Canada Inc.

•	Thomas Weisel Partners International Limited (“TWPIL”)

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

Our broker dealers maintain sufficient regulatory capital. The table below summarizes the minimum capital requirements for our broker-dealer subsidiaries (in thousands):

	December 31, 2009
	Required Net Capital	Net Capital	Excess Net Capital
TWP	$1,000	$31,112	$30,112
TWPC	238	12,533	12,295
TWPIL	1,119	2,870	1,751

Total	$2,357	$46,515	$44,158

Our clearing brokers are also the primary source of the short-term financing of our securities inventory. In connection with the provision of the short-term financing, we are required to maintain deposits with our clearing brokers. These deposits are included in our net receivable from or payable to clearing brokers in the consolidated statements of financial condition.

Regulatory net capital requirements change based on certain investment and underwriting activities. Accordingly, we regularly monitor our liquidity position, including our cash and net capital positions. In April 2008, TWP entered into a $25.0 million revolving note and subordinated loan agreement. The credit period in which TWP could draw on the note ended on April 18, 2009. TWP renewed this agreement on April 30, 2009, and the new credit period expires April 30, 2010. From time to time we may borrow funds under this subordinated loan agreement or under similar liquidity facilities. Such funds would constitute capital for purposes of calculating our net capital position. This facility is available subject to certain conditions including the following: (i) maintaining a certain level of equity, (ii) meeting a certain level of net capital based upon regulatory financial statement filings, (iii) continuing to employ Thomas W. Weisel as Chief Executive Officer, (iv) continuing to operate TWP’s investment banking and brokerage operations and (v) demonstrating TWP’s investment banking and brokerage operations continue to generate a specified percentage of total revenues. As of December 31, 2009, TWP did not meet the equity threshold specified in the agreement.

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

Contractual Obligations

The following table provides a summary of our contractual obligations as of December 31, 2009 (in thousands):

	Contractual Obligation Due by Period
	2010	2011-2012	2013-2014	Thereafter	Total
Notes payable (1)	$621	$23,069	$—	$—	$23,690
Capital leases (2)	213	95	—	—	308
Operating leases (3)	16,581	25,472	19,967	11,906	73,926
Commitment to invest in private equity funds (4)	3,927	1,262	285	—	5,474
Unaccrued guaranteed compensation payments	307	2,224	—	—	2,531

Total contractual obligations	$21,649	$52,122	$20,252	$11,906	$105,929

(1)	Represents remaining principal amount and related estimated interest payable for notes issued in connection with our initial public offering.

(2)	Includes estimated interest payable related to capital lease liability.

(3)	Operating lease expense is presented net of sublease rental income.

(4)
The private equity fund commitments have no specific contribution dates. The timing of these contributions is presented based upon estimated contribution dates, except for the contributions to unaffiliated funds, which we are unable to estimate and are included as of the earliest possible contribution date.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and their notes. Actual results could differ significantly from those estimates. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the presentation of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

Fair Value of Financial Instruments

The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price), other than in a forced or liquidation sale. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our financial assets and liabilities measured and reported at fair value are classified and disclosed in one of the following categories:

•
Level 1 – Quoted prices are available in active markets for identical investments as of the reporting date. Investments included in this category are money market funds, listed equities and equity index funds. We do not adjust the quoted price of these investments, even in situations where we hold a large position and a sale could reasonably be expected to affect the quoted price.

•
Level 2 – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Investments generally included in this category are convertible bonds.

•
Level 3 – Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs used in the determination of fair value require significant management judgment or estimation. Investments generally included in this category are partnership interests in private investment funds, warrants, ARS and securities that cannot be publicly offered or sold unless registration has been affected under the Securities Act.

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

The fair value of Level 1 assets is based on observable market prices, observable market parameters, or is derived from broker or dealer prices. The availability of observable market prices and pricing parameters can vary from product to product. When available, observable market prices and pricing or market parameters in a product may be used to derive a price without requiring significant judgment. In certain markets, observable market prices or market parameters are not available for all products, and fair value is determined using techniques appropriate for each particular product. These techniques involve some degree of management judgment.

Level 3 investments in illiquid or private company equity securities that do not have readily determinable fair values require us to estimate fair value using the best information available. Among the factors considered by us in determining the fair value are the cost, terms and liquidity of the investments, the financial condition and operating results of the issuer, the quoted market price of publicly traded securities with similar quality and yield and other factors generally pertinent to the valuation of investments. In instances where a security is subject to transfer restrictions, the value of the security is based primarily on the quoted price of a similar security without restriction but may be reduced by an amount estimated to reflect such restrictions. Even where the value of a security is derived from an independent source, certain assumptions may be required to determine the security’s fair value. For example, we assume that the size of positions that we hold would not be large enough to affect the quoted price of the securities if we sell them, and that any such sale would happen in an orderly manner. The actual value realized upon disposition could be different from the current estimated fair value. Private investments may also be valued at cost for a period of time after an acquisition as the best indicator of fair value. At December 31, 2009 and 2008, our Level 3 assets were $57.0 million and $44.2 million, respectively. This balance primarily consists of investments in funds managed by our Asset Management Subsidiaries and unaffiliated general partners, warrants received as partial payment for investment banking services, ARS and private investments in the equity of operating companies.

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

During the year ended December 31, 2008, ARS for which the auctions failed were moved to Level 3 as the assets were subject to valuation using unobservable inputs. These ARS, as well as the ARS purchased subsequent to December 31, 2008, continue to be classified as Level 3 instruments at December 31, 2009.

Investments in Partnerships and Other Investments

Investments in partnerships and other investments include our general and limited partnership interests in investment partnerships and direct investments in non-public companies. These interests are carried at estimated fair value. The net assets of investment partnerships consist primarily of investments in non-marketable securities. The underlying investments held by such partnerships and direct investments in non-public companies are valued based on estimated fair value ultimately determined by us in our capacity as general partner or investor and, in the case of an investment in an unaffiliated investment partnership, are based on financial statements prepared by an unaffiliated general partner. Due to the inherent uncertainty of valuation, fair values of these non-marketable investments may differ from the values that would have been used had a ready market existed for these investments, and the differences could be material. Increases and decreases in estimated fair value are recorded based on underlying information of these non-public company investments including third-party transactions evidencing a change in value, market comparables, operating cash flows and financial performance of the companies, trends within sectors and/or regions, underlying business models, expected exit timing and strategy, and specific rights or terms associated with the investment, such as conversion features and liquidation preferences. In cases where an estimate of fair value is determined based on financial statements prepared by an unaffiliated general partner, such financial statements are generally unaudited other than audited year-end financial statements. Upon receipt of audited financial statements from an investment partnership, we adjust the fair value of the investments to reflect the audited partnership results if they differ from initial estimates. We also perform procedures to evaluate fair value estimates provided by unaffiliated general partners.

The investment partnerships in which we are general partner may allocate carried interest and make carried interest distributions, which represent an additional allocation of net realized and unrealized gains to the general partner if the partnerships’ investment performance reaches a threshold as defined in the respective partnership agreements. These allocations are recognized in revenue as realized and unrealized gains and losses on investments in partnerships. Our recognition of allocations of carried interest gains and losses from the investment partnerships in revenue is not adjusted to reflect expectations about future performance of the partnerships.

As the investment partnerships realize gains from the sale of their investments, they may make cash distributions as provided for in the partnership agreements. Distributions that result from carried interest may subsequently become subject to claw back if the fair value of private equity partnership assets subsequently decrease in fair value. To the extent these decreases in fair value and allocated losses exceed our capital account balance, a liability is recorded by us. These liabilities for claw back obligations are not required to be paid to the investment partnerships until the dissolution of such partnerships, and are only required to be paid if the cumulative amounts actually distributed exceed the amount due based on the cumulative operating results of the partnerships. Accordingly, such liabilities may be reversed if returns in the investment partnerships increase in the future. At December 31, 2009 and 2008, we had a liability for such claw back obligation of approximately $2 million and zero, respectively.

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

Liability for Lease Losses

Our accrued expenses and other liabilities include a liability for lease losses related to office space that we subleased or vacated due to staff reductions in 2009 and in prior years. At December 31, 2009, and 2008 the lease loss liability was $7.4 million and $9.6 million, respectively, and will expire with the termination of the relevant facility leases through 2012. We estimate our liability for lease losses as the net present value of the differences between lease payments and receipts under sublease agreements. At December 31, 2009 we have subleases on all floors or facilities we vacated that are co-terminus with our lease commitments.

Legal and Other Contingent Liabilities

We are involved in a number of judicial, regulatory and arbitration matters arising in connection with its business. The outcome of matters we are involved in cannot be determined at this time, and the results cannot be predicted with certainty. There can be no assurance that these matters will not have a material adverse effect on our results of operations in any future period, and a significant judgment could have a material adverse impact on our consolidated statements of financial condition, operations and cash flows. We may in the future become involved in additional litigation in the ordinary course of our business, including litigation that could be material to our business.

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

Additionally, we will record receivables for insurance recoveries for legal settlements and expenses when such amounts are covered by insurance and recovery of such losses or costs are considered probable of recovery. These amounts will be recorded as other assets in the consolidated statements of financial condition and will reduce other expense to the extent such losses or costs have been incurred, in the consolidated statements of operations.

Allowance for Doubtful Accounts

Our receivables include corporate finance and syndicate receivables relating to our advisory and investment banking engagements and also include our related party receivables. We record an allowance for doubtful accounts on these receivables based on a specific identification basis. Management is continually evaluating our receivables for collectibility and possible write-off by examining the facts and circumstances surrounding each specific case where a loss is deemed a possibility.

Deferred Tax Valuation Allowance

In determining our provision for income taxes, we recognize deferred tax assets and liabilities based on the difference between the carrying value of assets and liabilities for financial and tax reporting purposes. For our investments in partnerships, adjustments to the carrying value are made based on determinations of the fair value of underlying investments held by such partnerships. Both upward and downward adjustments to the carrying value of investment partnerships, which are recorded as unrealized gains and losses in asset management revenue in our consolidated statements of operations, represent timing differences until such time as these gains and losses are realized.

Guidance states that a deferred tax asset should be reduced by a valuation allowance if based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. The determination of whether a deferred tax asset is realizable is based on weighing all available evidence, including both positive and negative evidence. The guidance provides that the realization of deferred tax assets, including carryforwards and deductible temporary differences, depends upon the existence of sufficient taxable income of the same character during the carryback or carryforward period. The guidance requires the consideration of all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in carryback years and tax-planning strategies.

Our operations are in a cumulative loss position for the three-year period ended December 31, 2009 primarily created by significant operating losses in 2008 and 2009 due to the challenging environment for the capital markets. For purposes of assessing the realization of the deferred tax assets, this cumulative taxable loss position is considered significant negative evidence and has caused us to conclude that it is more likely than not that we will not be able to realize the deferred tax assets in the future. As of December 31, 2008, we recorded full valuation allowances of $44.8 million and $1.7 million on our U.S. and U.K. deferred tax assets, respectively. As of December 31, 2009, the valuation allowances increased to $67.0 million on U.S. deferred tax assets and $1.8 million on the U.K. deferred tax asset. We will reassess the realization of the deferred tax assets each reporting period. To the extent that our financial results improve and the deferred tax assets become realizable, we will be able to reduce the valuation allowance through earnings.

In 2007, we reduced a previously established $1.4 million valuation allowance to zero resulting in the recognition of a $1.4 million deferred tax benefit. The valuation allowance was recorded due to uncertainty of our ability to generate future capital gains to offset a deferred tax benefit, which resulted from unrealized capital losses in our investments in partnerships. In 2007, we recorded net capital gains of $17.7 million in our investments in partnerships, which included the recognition of previously recorded unrealized gains. The valuation allowance was reduced due to the significant recognition of capital gains, the continued performance of our investments and the expectation of being able to reduce unrealized capital losses through recognition and future unrealized capital gains.

Business Combinations

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

Goodwill and Long-Lived Assets

We are required to evaluate goodwill annually to determine whether it is impaired. Goodwill is also required to be tested between annual impairment tests if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. We selected the fourth quarter to perform our annual goodwill impairment testing.The guidance requires a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.

During the year ended December 31, 2008, we experienced a significant decline in our market capitalization which was affected by the uncertainty in the financial markets. The tightening of the credit markets contributed to a sharp decline in our capital raising investment banking revenues during the same period. Based on this operating environment and our perception that the climate was unlikely to change in the near term, we recorded a full impairment charge to the goodwill asset of $92.6 million. The impairment charge was determined based on our fair value utilizing a discounted cash flow analysis, and we considered our market capitalization to determine the reasonableness of the discounted cash flow.

We review impairment and disposal of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of an asset is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

While we believe our estimates and judgments about future cash flows are reasonable, future impairment charges may be required if the expected cash flow estimates, as projected, do not occur or if events change requiring us to revise our estimates.

Recently Issued Accounting Pronouncements

Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies – In April 2009, the Financial Accounting Standards Board (“FASB”) issued amending and clarifying guidance over business combinations to address application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance is effective for acquisitions on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted the guidance upon issuance, and the adoption did not have a material impact on our consolidated statements of financial condition, operations and cash flows.

Determining Whether a Market Is Not Active and a Transaction Is Not Distressed – In April 2009, the FASB issued guidance providing additional guidance on determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurements. The guidance was effective for interim and annual periods ending after March 15, 2009 and is applied prospectively. We adopted the guidance on March 31, 2009, and the adoption did not have a material impact on our consolidated statements of financial condition, operations and cash flows.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly – In April 2009, the FASB issued additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This guidance also assists in identifying circumstances that indicate a transaction is not orderly. This guidance was effective for interim and annual reporting periods ending after June 15, 2009 and is applied prospectively. We adopted the guidance on June 30, 2009, and the adoption did not have a material impact on our consolidated statements of financial condition, operations and cash flows.

Accounting for Transfers of Financial Assets – In June 2009, the FASB issued guidance to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets, the effects of a transfer on its financial position, financial performance and cash flows, and a transferor’s continuing involvement in transferred financial assets. This guidance is effective for interim and annual periods ending after November 15, 2009 and is applied prospectively. We adopted the guidance on December 31, 2009, and the adoption did not have an impact on our consolidated statements of financial condition, operations and cash flows.

Consolidation of Variable Interest Entities – In June 2009, the FASB issued new guidance on consolidation of variable interest entities (“VIE”) which is effective January 1, 2010. This new guidance amends the consolidation guidance applicable to VIEs, including changing the approach to determining a VIE’s primary beneficiary (the reporting entity that must consolidate the VIE) and the frequency of reassessment. In January 2010, the FASB voted to defer the effective date of this new guidance for a reporting enterprise’s interest in certain investment companies and for certain money market funds. The adoption of this new guidance, except the deferred portion which we are currently evaluating, is not expected to have a material impact on our consolidated statements of financial condition, operations and cash flows.

Measuring Liabilities at Fair Value – In August 2009, the FASB issued guidance with the objective to provide clarification in circumstances in which a quoted market price in an active market for the identical liability is not available. The guidance is applicable when trying to measure the fair value of a liability under fair value accounting rules. The guidance is effective for the first reporting period, including interim reporting periods, beginning after the standard was issued. We adopted the guidance upon issuance, and the adoption did not have a material impact on our consolidated statements of financial condition, operations and cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our business and financing activities directly expose us to various types of risks, including (i) market risk relating to, among other things, the changes in the market value of equity or debt instruments and (ii) interest rate risk relating to the effect of changes in interest rates and the yield curve on the value of debt instruments that we hold and our payment obligations in respect of notes that we have issued. We are also exposed to other risks in the conduct of our business such as credit risk and the effects of inflation. Our exposure to these risks could be material to our consolidated financial statements. Set forth below is a discussion of some of these risks together with quantitative information regarding the aggregate amount and value of financial instruments that we hold or in which we maintain a position or that we have issued and that remain outstanding, in each case, as of December 31, 2009 and 2008. Due to the nature of our business, in particular our trading business, the amount or value of financial instruments that we hold or maintain a position in will fluctuate on a daily and intra-day basis, and the year-end values and amounts presented below are not necessarily indicative of the exposures to market risk, interest rate risk and other risks we may experience at various times throughout any given year.

Market Risk

Market risk represents the risk of loss that may result from the change in value of a financial instrument due to fluctuations in its market price. Market risk may be exacerbated in times of trading illiquidity when market participants refrain from transacting in normal quantities and/or at normal bid-offer spreads. Our exposure to market risk is directly related to our role as a financial intermediary in customer trading and to our market-making, investment banking and investment activities, which include committing from time to time to purchase large blocks of stock from publicly-traded issuers or their significant shareholders. We trade in equity and convertible debt securities as an active participant in both listed and over-the-counter equity and convertible debt markets. Market risk is inherent in financial instruments.

The following tables categorize our market risk sensitive financial instruments by type of security and, where applicable, by contractual maturity date.

As of December 31, 2009 (in thousands):

	Maturity Date									Carrying Value as of
	2010		2011	2012	2013	2014	Thereafter		Total Principal	December 31, 2009

Inventory positions:
Convertible bonds—long	$—		$—	$—	$—	$—	$—		$—	$—
Warrants—long (1)	296		5,282	161	—	—	121		5,860	5,860
Equity securities—long										16,063
Total—long	296		5,282	161	—	—	121		5,860	21,923

Equity securities—short										19
Equity index fund—short										15,560
Total—short										15,579

Other investments:
Auction rate securities	100	(2)	—	—	—	—	19,500	(3)	19,600	18,087
Other										2,392

(1)	Maturity date is based on the warrant expiration date. An assumption of expiration date was made when none was available.

(2)	Represents 2010 redemptions as of February 28, 2010.

(3)	Represents contractual maturity date. Please refer to further discussion regarding ARS included in the “Liquidity and Capital Resources” section above.

As of December 31, 2008 (in thousands):
	Maturity Date								Carrying Value as of
	2009	2010	2011	2012	2013	Thereafter		Total Principal	December 31, 2008

Inventory positions
Convertible bonds—long	$—	$1,000	$7,050	$—	$—	$4,500		$12,550	$6,402
Warrants—long (1)	250	153	27	—	—	—		430	430
Equity securities—long									12,095
Total—long	250	1,153	7,077	—	—	4,500		12,980	18,927

Equity securities—short									1,465
Equity index fund—short									10,072
Total—short									11,537

Other investments
Auction rate securities	—	—	—	—	—	9,650	(2)	9,650	8,913
Other									2,248

(1)	Maturity date is based on the warrant expiration date. An assumption of expiration date was made when none was available.

(2)	Represents contractual maturity date. Please refer to further discussion regarding ARS included in the “Liquidity and Capital Resources” section above.

In connection with our asset management activities, we provide seed investment funds for new asset management products to be invested in long and short positions in publicly traded equities. These seed investments are included in the tables presented above.

In addition to the positions set forth in the table above, we maintain investments in private equity, venture capital and other investment funds. These investments are carried at fair value in accordance with industry guidance, and as of December 31, 2009 and December 31, 2008, the fair value of these investments was $30.7 million and $32.7 million, respectively.

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

The tables below provide information about our financial instruments that are sensitive to changes in interest rates. For inventory positions, other investments and notes payable, the table presents principal cash flows with contractual maturity dates.

As of December 31, 2009 (in thousands):

	Maturity Date									Carrying Value as of
	2010		2011	2012	2013	2014	Thereafter		Total Principal	December 31, 2009

Inventory positions:
Convertible bonds—long	$—		$—	$—	$—	$—	$—		$—	$—

Other investments:
Auction rate securities (1)	100	(4)	—	—	—	—	19,500	(5)	19,600	18,087

Notes payable:
Senior Note, floating mid-term AFR(2) + 2.25% (3)	—		13,000	—	—	—	—		13,000	12,732
Senior Note, floating mid-term AFR(2) + 2.25% (3)	—		10,000	—	—	—	—		10,000	9,794

(1)	The weighted average Federal tax exempt interest rate was 0.73% at December 31, 2009.

(2)	Applicable Federal Rate.

(3)
We have recorded the debt principal at a discount to reflect the below-market stated interest rate of these notes at inception. We amortize the discount to interest expense so that the interest expense approximates our incremental borrowing rate. The weighted average interest rate was 4.36% at December 31, 2009.

(4)	Represents 2010 redemptions as of February 28, 2010.

(5)	Represents contractual maturity date. Please refer to further discussion regarding ARS included in the “Liquidity and Capital Resources” section above.

As of December 31, 2008 (in thousands):

	Maturity Date								Carrying Value as of
	2009	2010	2011	2012	2013	Thereafter		Total Principal	December 31, 2008

Inventory positions
Convertible bonds—long	$—	$1,000	$7,050	$—	$—	$4,500		$12,550	$6,402

Other investments
Auction rate securities (1)	—	—	—	—	—	9,650	(3)	9,650	8,913

Notes payable
Senior Note, floating mid-term AFR(2) + 2.25% (3)	—	—	13,000	—	—	—		13,000	12,492
Senior Note, floating mid-term AFR(2) + 2.25% (3)	—	—	10,000	—	—	—		10,000	9,609

(1)	The weighted average Federal tax exempt interest rate was 1.91% at December 31, 2008.

(2)	Applicable Federal Rate.

(3)
We have recorded the debt principal at a discount to reflect the below-market stated interest rate of these notes at inception. We amortize the discount to interest expense so that the interest expense approximates our incremental borrowing rate. The weighted average interest rate was 5.17% at December 31, 2008.

(4)	Represents contractual maturity date. Please refer to further discussion regarding ARS included in the “Liquidity and Capital Resources” section above.

Credit Risk

Our broker-dealer subsidiaries place and execute customer orders. The orders are then settled by unrelated clearing organizations that maintain custody of customers’ securities and provide financing to customers. The majority of our transactions, and consequently the concentration of our credit exposure, is with our clearing brokers. The clearing brokers are also the primary source of our short-term financing (securities sold, but not yet purchased), which is collateralized by cash and securities owned by us and held by the clearing brokers. Our securities owned may be pledged by the clearing brokers. The amount receivable from and payable to the clearing brokers in the consolidated statements of financial condition represent amounts receivable and payable in connection with the proprietary and customer trading activities. As of December 31, 2009 and December 31, 2008, we had cash on deposit with the clearing brokers of $60.8 million and $69.3 million, respectively, that was not collateralizing liabilities to the clearing brokers. In addition to the clearing brokers, we are exposed to credit risk from other brokers, dealers and other financial institutions with which we transact business.

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

During 2009, we recorded a loss of $5.1 million due to a customer who failed to pay for several equity purchases that we executed at the customer’s request. Based on our agreement with our primary clearing broker, we were required to settle and pay for those transactions on the customer’s behalf. We recorded the loss in bad debt expense which is included in other expense in the consolidated statement of operations. We believe the loss was incurred as a result of fraudulent activity on the part of the customer and are vigorously pursuing that customer for the losses incurred upon liquidating those positions.

Effects of Inflation

Due to the fact that our assets are generally liquid in nature, they are not significantly affected by inflation. However, the rate of inflation affects our expenses, such as employee compensation, office leasing costs and communications charges, which may not be readily recoverable in the price of services offered by us. To the extent inflation results in rising interest rates and has other adverse effects upon the securities markets, it may adversely affect our financial condition, operations and cash flows.

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

During the year ended December 31, 2009, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

There were no changes in our internal control over financial reporting in the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

Our internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Part IV, Item 15 of this Annual Report on Form 10-K.

Item 9B. Other Information

None.

PART III

Item 10.           Directors, Executive Officers, and Corporate Governance of the Registrant

The information required by this item is included in Item 4 – “Submission of Matters to a Vote of Security Holders” of this Annual Report on Form 10-K, as well as incorporated herein by reference to the sections entitled “The Board of Directors and its Committees”, “Compensation of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 20, 2010 (the “Proxy Statement”), which we expect to file with the SEC in April 2010.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements;

•	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting;

•	Consolidated Statements of Financial Condition as of December 31, 2009 and 2008;

•	Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007;

•	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2009, 2008 and 2007;

•	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007; and

•	Notes to the Consolidated Financial Statements

2.	Financial Statement Schedules

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
San Francisco, California

We have audited the accompanying consolidated statements of financial condition of Thomas Weisel Partners Group, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Thomas Weisel Partners Group, Inc. and subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

San Francisco, California
March 12, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Thomas Weisel Partners Group, Inc. and Subsidiaries
San Francisco, California

We have audited the internal control over financial reporting of Thomas Weisel Partners Group, Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated March 12, 2010 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

San Francisco, California
March 12, 2010

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share and per share data)

	December 31, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$97,055	$116,588
Restricted cash	6,768	6,718
Securities owned	16,063	18,497
Receivable from clearing brokers	20,320	12,064
Corporate finance and syndicate receivables—net of allowance for doubtful accounts of $560 and $950, respectively	9,901	5,716
Investments in partnerships and other investments	57,000	44,245
Receivables from related parties—net of allowance for doubtful loans of $2,859 and $2,324, respectively	1,543	2,263
Property and equipment—net of accumulated depreciation and amortization of $78,730 and $102,047, respectively	14,853	20,581
Other intangible assets—net of accumulated amortization of $25,188 and $15,254, respectively	16,401	23,229
Other assets	13,873	31,749
Total assets	$253,777	$281,650

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Securities sold, but not yet purchased	$15,579	$11,537
Payable to clearing brokers	25	13
Accrued compensation	35,467	21,824
Accrued expenses and other liabilities	44,969	47,978
Capital lease obligations	287	152
Notes payable	22,526	22,101
Deferred tax liability	5,087	6,144
Total liabilities	123,940	109,749

Commitments and contingencies (See Note 16 to the consolidated financial statements)	—	—

Shareholders’ equity:
Exchangeable common stock—par value $0.01 per share, 6,236,948 and 6,639,478 shares issued and outstanding, respectively	62	66
Common stock—par value $0.01 per share, 100,000,000 shares authorized, 26,240,118 and 25,693,394 shares issued, respectively	262	257
Additional paid-in capital	495,024	484,289
Accumulated deficit	(352,118)	(288,440)
Accumulated other comprehensive loss	(9,305)	(14,745)
Treasury stock—at cost, 783,762 and 1,544,286 shares, respectively	(4,088)	(9,526)
Total shareholders’ equity	129,837	171,901

Total liabilities and shareholders’ equity	$253,777	$281,650

See accompanying notes to the consolidated financial statements.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
Revenues:
Investment banking	$71,165	$63,305	$127,228
Brokerage	103,170	131,939	120,187
Asset management	21,464	(7,120)	33,414
Interest income	913	7,341	17,718
Other revenue	—	—	920
Total revenues	196,712	195,465	299,467
Interest expense	(1,656)	(5,938)	(10,418)
Net revenues	195,056	189,527	289,049

Expenses, excluding interest:
Compensation and benefits	133,355	147,186	187,902
Brokerage execution, clearance and account administration	25,211	27,102	20,363
Communications and data processing	17,490	22,195	18,993
Depreciation and amortization of property and equipment	7,859	7,784	6,450
Amortization of other intangible assets	9,934	15,254	—
Goodwill impairment	—	92,597	—
Marketing and promotion	8,860	13,915	15,147
Occupancy and equipment	19,869	26,509	18,988
Other expense	36,327	32,537	23,979
Total expenses, excluding interest	258,905	385,079	291,822

Loss before taxes	(63,849)	(195,552)	(2,773)
Provision for taxes (tax benefit)	(171)	7,700	(2,793)
Net income (loss)	$(63,678)	$(203,252)	$20

Net loss per share:
Basic net loss per share	$(1.96)	$(6.29)	$—
Diluted net loss per share	$(1.96)	$(6.29)	$—

Weighted average shares used in computation of per share data:
Basic weighted average shares outstanding	32,515	32,329	26,141
Diluted weighted average shares outstanding	32,515	32,329	26,446

See accompanying notes to the consolidated financial statements.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
	Exchangeable Common Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury	Total Shareholders’	Total Comprehensive Income
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Equity	(Loss)

Balance—December 31, 2006	—	$—	25,754	$258	$352,299	$(85,208)	$(295)	$—	$267,054	$34,935
Net income	—	—	—	—	—	20	—	—	20	20
Currency translation adjustment	—	—	—	—	—	—	138	—	138	138
Share-based compensation expense	—	—	—	—	10,716	—	—		10,716	—
Excess tax benefits from share-based compensation	—	—	—	—	12	—	—	—	12	—
Vested and delivered restricted stock units	—	—	48	—	—	—	—	—	—	—
Repurchase or reacquisition of common stock	—	—	(567)	(6)	(4,307)	—	—	—	(4,313)	—
Balance—December 31, 2007	—	—	25,235	252	358,720	(85,188)	(157)	—	273,627	158

Net loss	—	—	—	—	—	(203,252)	—	—	(203,252)	(203,252)

Acquisition of Westwind
Issuance of exchangeable shares of common stock	6,639	66	—	—	101,709	—	—	—	101,775	—
Issuance of common stock	—	—	370	4	5,671	—	—	—	5,675	—

Currency translation adjustment	—	—	—	—	—	—	(14,588)	—	(14,588)	(14,588)
Share-based compensation expense	—	—	—	—	18,551	—	—	—	18,551	—
Excess tax deficiencies from share-based compensation	—	—	—	—	(12)	—	—	—	(12)	—
Vested and delivered restricted stock units	—	—	243	3	(3)	—	—	—	—	—
Repurchase or reacquisition of common stock	—	—	(155)	(2)	(347)	—	—	(9,526)	(9,875)	—
Balance—December 31, 2008	6,639	66	25,693	257	484,289	(288,440)	(14,745)	(9,526)	171,901	(217,840)

Net loss	—	—	—	—	—	(63,678)	—	—	(63,678)	(63,678)

Currency translation adjustment	—	—	—	—	—	—	5,440	—	5,440	5,440
Share-based compensation expense	—	—	—	—	17,054	—	—	—	17,054	—
Vested and delivered restricted stock units	—	—	180	1	(6,138)	—	—	6,138	1	—
Converted exchangeable common stock	(367)	(4)	367	4	—	—	—	—	—	—
Repurchase or reacquisition of common stock	—	—	—	—	—	—	—	(700)	(700)	—
Reacquisition of exchangeable common stock	(35)	—	—	—	(181)	—	—	—	(181)	—

Balance—December 31, 2009	6,237	$62	26,240	$262	$495,024	$(352,118)	$(9,305)	$(4,088)	$129,837	$(58,238)

See accompanying notes to the consolidated financial statements.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2009	2008	2007
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(63,678)	$(203,252)	$20
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	7,859	7,784	6,450
Amortization of other intangible assets	9,934	15,254	—
Goodwill impairment	—	92,597	—
Share-based compensation expense	19,406	18,969	10,900
Excess tax benefits from share-based compensation	—	—	(12)
Deferred tax expense (benefit)	(2,797)	14,956	(5,231)
Provision for doubtful corporate finance and syndicate receivable accounts	512	1,295	718
Provision (credit) for facility lease loss	2,292	6,044	(208)
Deferred rent expense	(30)	(455)	(706)
Warrants received from investment banking transactions	(1,597)	(712)	—
Unrealized and realized loss (gain) on investments in partnerships and other investments—net	(4,807)	19,987	(17,706)
Interest amortization on notes payable	425	851	818
Other	78	(87)	159
Net effect of changes in operating assets and liabilities—net of effects from acquisition:
Cash segregated under Federal or other regulations	—	—	(250)
Securities owned and securities sold, but not yet purchased—net	8,133	50,892	(10,164)
Corporate finance and syndicate receivables—net	(4,305)	15,190	749
Distributions from investment partnerships	1,122	7,865	11,537
Other assets	7,177	(5,454)	(16,396)
Receivable from/payable to clearing brokers—net	(6,715)	(11,213)	(1,381)
Accrued expenses and other liabilities	2,699	(27,404)	6,346
Accrued compensation	13,233	(47,544)	18,941
Net cash provided by (used in) operating activities	(11,059)	(44,437)	4,584

CASH FLOW FROM INVESTING ACTIVITIES:
Increase in restricted cash	(50)	—	—
Purchase of property and equipment	(1,453)	(5,229)	(3,225)
Acquisition—net of cash received	—	(8,109)	—
Purchase of investments in partnerships and other investments	(14,516)	(7,241)	(159,155)
Proceeds from sale of investments in partnerships and other investments	6,965	46,978	177,844
Net cash provided by (used in) investing activities	(9,054)	26,399	15,464

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of capital lease obligations	(121)	(130)	(131)
Addition of notes payable	—	—	25,000
Repayment of notes payable	—	(6,117)	(30,766)
Excess tax benefits from share-based compensation	—	—	12
Cash paid for net settlement of equity awards	(2,351)	(972)	—
Repurchase or reacquisition of common stock	(700)	(9,528)	(1,245)
Reacquisition of exchangeable common stock	(181)	—	—
Net cash used in financing activities	(3,353)	(16,747)	(7,130)

Effect of exchange rate changes on cash and cash equivalents	3,933	(5,630)	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(19,533)	(40,415)	12,918
CASH AND CASH EQUIVALENTS—Beginning of year	116,588	157,003	144,085
CASH AND CASH EQUIVALENTS—End of year	$97,055	$116,588	$157,003

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$714	$4,760	$9,412
Cash paid for taxes	$832	$6,958	$15,140

Non-cash investing activities:
Issuance of common shares and exchangeable common shares for acquisition of Westwind	—	107,450	—
Addition of capital lease obligations	256	247	—
Non-cash financing activities:
Issuance of common shares in connection with vested restricted stock units	4,597	3,115	733

See accompanying notes to the consolidated financial statements.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION

Organization

Thomas Weisel Partners Group, Inc., a Delaware corporation, together with its subsidiaries (collectively, the “Company”), is an investment banking firm headquartered in San Francisco, California. The Company operates on an integrated basis and is managed as a single operating segment providing financial services that include investment banking, brokerage, equity research and asset management.

The Company conducts its investment banking, brokerage and equity research business through the following subsidiaries:

•
Thomas Weisel Partners LLC (“TWP”) – TWP is a registered broker-dealer under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and a member of the New York Stock Exchange, Inc. (“NYSE”), the American Stock Exchange, the Financial Industry Regulatory Authority (“FINRA”) and the Ontario Securities Commission. TWP is also a registered introducing broker under the Commodity Exchange Act and a member of the National Futures Association. TWP conducts certain of its activities through affiliates and branch offices in Canada and the United Kingdom (“U.K.”) and through a representative office in Switzerland.

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

The Company primarily conducts its asset management business through Thomas Weisel Capital Management LLC (“TWCM”), a registered investment adviser under the Investment Advisers Act of 1940, as amended. TWCM is a general partner of a series of investment funds in venture capital and fund of funds through the following subsidiaries (the “Asset Management Subsidiaries”):

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

NOTE 2 –SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of Thomas Weisel Partners Group, Inc., and its wholly-owned subsidiaries. Accordingly, all intercompany balances and transactions have been eliminated. Certain prior year amounts have been reclassified in order to conform to the current year’s presentation.

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

Investment Banking Revenue– Investment banking revenue includes underwriting and private placement agency fees earned through the Company’s participation in public offerings and private placements of equity and debt securities, including convertible debt, and fees earned as a financial advisor in mergers and acquisitions and similar transactions. Also included in investment banking revenue is the value of warrants received as partial payment for investment banking services. Underwriting revenues are earned in securities offerings in which the Company acts as an underwriter and include management fees, selling concessions and underwriting fees. Management fees are recorded on the offering date, selling concession on the trade date and underwriting fees at the time the underwriting is completed and the related income is reasonably determinable. Syndicate expenses related to securities offerings in which the Company acts as underwriter or agent are deferred until the related revenue is recognized. Merger and acquisition fees and other strategic advisory revenues are generally earned and recognized upon successful completion of the engagement, except for fees earned upon the delivery of a fairness opinion and fees earned ratably over the term of a retainer. Underwriting revenues are presented net of related expenses. Unreimbursed expenses associated with private placement and strategic advisory transactions are recorded as expenses excluding interest.

In 2007, investment banking revenue included strategic advisory revenues of $13.4 million generated from multiple advisory services performed for a single client. There was no customer concentration in strategic advisory revenues for 2009 and 2008.

Brokerage Revenue – The majority of the Company’s brokerage revenue is derived from commissions paid by customers from brokerage transactions in equity securities and spreads paid by customers on convertible debt securities. Commission revenues and related expenses resulting from securities transactions executed are recorded on a trade date basis. Brokerage revenue also includes net unrealized and realized trading gains and losses which result from market making activities from the Company’s commitment of capital to facilitate customer transactions and from proprietary trading activities relating to the Company’s convertible debt and special situations trading groups. In addition, brokerage revenue includes fees paid to the Company for investment advisory services provided through its private client services group to both institutional and high-net-worth individual investors based on the value of assets under management and fees paid to the Company for research. These fees are recognized in income as earned.

Asset Management Revenue– Asset management revenue includes (i) management fees from investment partnerships and the management of equity distributions received by our clients, (ii) realized and unrealized gains and losses from the valuation of the Company’s investments in partnerships and other investments, and (iii) realized and unrealized gains and losses on warrants received as partial payment for investment banking services.

 Management fees are earned from managing investment partnerships and are recorded as services are provided pursuant to contractual agreements. Management fees earned from investment partnerships are generally paid monthly or quarterly based upon either committed capital or assets under management depending upon the nature of the investment product. In certain investment partnerships the Company had elected to waive receipt of management fees in lieu of making direct cash capital contributions. These waived management fees are treated as deemed contributions by the Company to the partnerships, satisfy the capital commitments to which the Company would otherwise be subject as general partner and are recognized in revenue when the investment partnership generates gains and allocates the gains to the general partner in respect of previously waived management fees. Because waived management fees are contingent upon the recognition of realized gains by the investment partnership, revenue is not recognized until the contingency is satisfied. The Company will no longer waive management fees subsequent to March 31, 2007.

The investment partnerships in which the Company is a general partner may allocate carried interest and make carried interest distributions, which represent an additional allocation of net realized and unrealized gains, to the general partner if the partnerships’ investment performance reaches a threshold as defined in the respective partnership agreements. These allocations are recognized in revenue as realized and unrealized gains and losses in investments in partnerships. The Company’s recognition of allocations of carried interest gains and losses from the investment partnerships in revenue is not adjusted to reflect expectations about future performance of the partnerships.

As the investment partnerships realize gains from the sale of their investments, they may make cash distributions to the Company as provided for in the partnership agreements. Distributions that result from carried interest may subsequently become subject to claw back if the fair value of private equity partnership assets subsequently decrease in fair value. To the extent these decreases in fair value and allocated losses exceed the Company’s capital account balance, a liability is recorded in accrued expense and other liabilities in the consolidated statements of financial condition (see Note 9 – Accrued Expenses and Other Liabilities). These liabilities for claw back obligations are not required to be paid to the investment partnerships until the dissolution of such partnerships, and are only required to be paid if the cumulative amounts actually distributed to the Company exceed the amount due to the Company based on the cumulative operating results of the partnerships. Accordingly, such liabilities may be reversed if returns in the investment partnerships increase in the future. At December 31, 2009 and 2008, the Company had a liability for such claw back obligation of approximately $2 million and zero, respectively.

Cash and Cash Equivalents – The Company considers highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include cash we had on deposit with the clearing brokers of $60.8 million and $69.3 million as of December 31, 2009 and 2008, respectively.

Restricted Cash – Restricted cash consists of cash and restricted deposits as collateral for letters of credit related to lease commitments. Restricted cash is as follows (in thousands):
	December 31,
	2009	2008
Restricted cash	$4,241	$4,241
Restricted deposits	2,527	2,477

Total restricted cash	$6,768	$6,718

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

Investments in Partnerships and Other Investments – Investments in partnerships and other investments consist of the Company’s general and limited partnership interests in investment partnerships, direct investments in non-public equity securities, investments in auction rate securities (“ARS”) and warrants that are received as partial payment for investment banking services. These investments are accounted for using the fair value method, which requires unrealized gains and losses to be recorded in the consolidated statements of operations, based on the percentage interest in the underlying partnerships or based on the fair value of the other investment.

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

Leases – Leases are classified as either capital or operating leases. For capital leases, the present value of the related lease payments is recorded as a liability. Amortization of capitalized leased assets is computed on the straight-line method over the useful life of the asset.

Liability for Lease Losses – Included in accrued expenses and other liabilities in the consolidated statements of financial condition is a liability for lease losses related to office space that the Company subleased due to staff reductions in 2009 and in prior years. The Company estimates its liability for lease losses as the net present value of the differences between lease payments and receipts under sublease agreements. At December 31, 2009 the Company has subleases on all floors or facilities that were vacated and are co-terminus with the lease commitments.

Receivable from and Payable to Clearing Brokers – TWP and TWPC clear customer transactions through other broker-dealers on a fully disclosed basis. The amounts receivable from and payable to the clearing brokers relates to such transactions. TWP and TWPC have indemnified the clearing brokers for any losses as a result of customer nonperformance.

Fair Value of Financial Instruments – Securities owned, securities sold, but not yet purchased and investments in partnerships and other investments are recorded at fair value. The Company’s other financial instruments, primarily including corporate finance and syndicate receivables, receivable from and payable to clearing brokers, and certain other assets, are recorded at their cost or contract amount which is considered by management to approximate their fair value as they are short-term in nature or are subject to frequent repricing.

Corporate Finance and Syndicate Receivables – Corporate finance and syndicate receivables include receivables relating to the Company’s capital raising or advisory engagements. The Company records an allowance for doubtful accounts on these receivables on a specific identification basis.

A summary of the allowance for doubtful corporate finance and syndicate receivable accounts is presented below (in thousands):
	For the Year Ended December 31,
	2009	2008	2007
Balance—Beginning of Year	$950	$725	$7
Provision for doubtful accounts	512	1,295	718
Write-offs	(937)	(1,070)	—
Foreign currency translation	35	—	—

Balance—End of Year	$560	$950	$725

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

Provision for Taxes (Benefit)– The Company accounts for taxes by recognizing tax benefits or expenses on the temporary differences between the financial reporting and tax bases of its assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized.

The Company follows guidance which prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken, or expected to be taken in a tax return, and also provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, and disclosure.

The Company records income tax expense on the earnings of its foreign subsidiaries, but it does not provide any distribution taxes on the undistributed earnings of these subsidiaries as the Company intends to reinvest any earnings indefinitely.

Comprehensive Income (Loss) – Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that are recorded as an element of shareholders’ equity but are excluded from net income (loss). The Company’s other comprehensive income (loss) is comprised of foreign currency translation adjustments.

Foreign Currency Translation – Assets and liabilities denominated in non-U.S. currencies are translated at the rate of exchange prevailing on the date of the consolidated statement of financial condition, and revenues and expenses are translated at average rates of exchange for the period. Gains (losses) on translation of the consolidated financial statements are from the Company’s subsidiaries where the functional currency is not the U.S. dollar. Translation gains (losses) are reflected as a component of accumulated other comprehensive income (loss). Gains and losses on foreign currency transactions are included in the consolidated statements of operations.

Business Combinations – In accordance with business combination accounting, the Company allocates the purchase price of acquired businesses to the tangible and intangible assets acquired and liabilities assumed based on estimated fair values. Such allocations require management to make significant estimates and assumptions, especially with respect to intangible assets acquired.

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

Goodwill and Long-Lived Assets – The Company is required to evaluate goodwill annually to determine whether it is impaired. Goodwill is also required to be tested between annual impairment tests if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. The Company selected the fourth quarter to perform its annual goodwill impairment testing. The guidance requires a two-step impairment test be performed on goodwill. In the first step, the Company compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference. As a result of its 2008 goodwill impairment test, the Company recorded a full impairment charge to the goodwill asset during the year ended December 31, 2008.

Long-lived assets, such as property and equipment and purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of an asset is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

While the Company believes its estimates and judgments about future cash flows are reasonable, future impairment charges may be required if the expected cash flow estimates, as projected, do not occur or if events change requiring the Company to revise its estimates. See Note 8 – Goodwill and Other Intangible Assets.

New Accounting Pronouncements

Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies – In April 2009, the Financial Accounting Standards Board (“FASB”) issued amending and clarifying guidance over business combinations to address application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance is effective for acquisitions on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted the guidance upon issuance, and the adoption did not have a material impact on its consolidated statements of financial condition, operations and cash flows.

Determining Whether a Market Is Not Active and a Transaction Is Not Distressed – In April 2009, the FASB issued guidance providing additional guidance on determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurements. The guidance was effective for interim and annual periods ending after March 15, 2009 and is applied prospectively. The Company adopted the guidance on March 31, 2009, and the adoption did not have a material impact on its consolidated statements of financial condition, operations and cash flows.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly – In April 2009, the FASB issued additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This guidance also assists in identifying circumstances that indicate a transaction is not orderly. This guidance was effective for interim and annual reporting periods ending after June 15, 2009 and is applied prospectively. The Company adopted the guidance on June 30, 2009, and the adoption did not have a material impact on its consolidated statements of financial condition, operations and cash flows.

Accounting for Transfers of Financial Assets – In June 2009, the FASB issued guidance to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets, the effects of a transfer on its financial position, financial performance and cash flows, and a transferor’s continuing involvement in transferred financial assets. This guidance is effective for interim and annual periods ending after November 15, 2009 and is applied prospectively. The Company adopted the guidance on December 31, 2009, and the adoption did not have an impact on its consolidated statements of financial condition, operations and cash flows.

Consolidation of Variable Interest Entities – In June 2009, the FASB issued new guidance on consolidation of variable interest entities (“VIE”) which is effective January 1, 2010. This new guidance amends the consolidation guidance applicable to VIEs, including changing the approach to determining a VIE’s primary beneficiary (the reporting entity that must consolidate the VIE) and the frequency of reassessment. In January 2010, the FASB voted to defer the effective date of this new guidance for a reporting enterprise’s interest in certain investment companies and for certain money market funds. The adoption of this new guidance, except the deferred portion which the Company is currently evaluating, is not expected to have a material impact on its consolidated statements of financial condition, operations and cash flows.

Measuring Liabilities at Fair Value – In August 2009, the FASB issued guidance with the objective to provide clarification in circumstances in which a quoted market price in an active market for the identical liability is not available. The guidance is applicable when trying to measure the fair value of a liability under fair value accounting rules. The guidance is effective for the first reporting period, including interim reporting periods, beginning after the standard was issued. The Company adopted the guidance upon issuance, and the adoption did not have a material impact on its consolidated statements of financial condition, operations and cash flows.

NOTE 3 – SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED

Securities owned and securities sold, but not yet purchased were as follows (in thousands):

	December 31,
	2009		2008
	Securities Owned	Securities Sold, But Not Yet Purchased	Securities Owned	Securities Sold, But Not Yet Purchased
Equity securities	$16,063	$19	$12,095	$1,465
Equity index fund	—	15,560	—	10,072
Convertible bonds	—	—	6,402	—

Total securities owned and securities sold, but not yet purchased	$16,063	$15,579	$18,497	$11,537

At December 31, 2009 and December 31, 2008, securities sold, but not yet purchased were collateralized by cash and cash equivalents and securities owned, which are held at the clearing brokers. Cash and cash equivalents that are collaterizing securities sold, but not yet purchased are included in the receivable from clearing brokers in the consolidated statements of financial condition.

At December 31, 2009 and December 31, 2008, the Company did not hold securities in the table above that cannot be publicly offered or sold unless registration has been affected under the Securities Act of 1933, as amended (the “Securities Act”).

NOTE 4 – INVESTMENTS IN PARTNERSHIPS AND OTHER INVESTMENTS

Investments in partnerships and other investments consisted of the following (in thousands):

	December 31,
	2009	2008
Investments in partnerships	$30,661	$32,654

Other investments
Auction rate securities	18,087	8,913
Warrants	5,860	430
Other	2,392	2,248

Total investments in partnerships and other investments	$57,000	$44,245

Investments in Partnerships

Investments in partnerships consist of investments in private equity partnerships, including the Company’s general partner interests in investment partnerships, at fair value.

Some of the Company’s investments in partnerships interests meet the definition of a VIE. The Company does not consolidate these VIEs because it has determined that the Company is not the primary beneficiary. For general partnership interests that do not qualify as VIEs, the partnership agreements have established simple majority kick-out rights for limited partner interests, and therefore the Company does not consolidate the partnerships.

Other Investments

As of December 31, 2009 and 2008, the Company held ARS with a par value of $19.6 million and $9.7 million, respectively, and a fair value of $18.1 million and $8.9 million, respectively. The 2009 balance includes the July 2009 repurchase at par of $13.3 million of ARS that the Company had previously sold from its account in January 2008 to three customers without those customers’ prior written consent.

The ARS are variable rate debt instruments, having long-term maturity dates of approximately 25 to 33 years, but whose interest rates are reset through an auction process, most commonly at intervals of 7 and 35 days. The interest earned on these investments is exempt from Federal income tax. All of the Company’s ARS are backed by pools of student loans and were rated AAA, AA, A, Aaa, A1, A3, or Baa3 at December 31, 2009. The Company continues to receive interest when due on its ARS and expects to continue to receive interest when due in the future. The weighted-average Federal tax exempt interest rate was 0.73% at December 31, 2009.

In 2008, widespread auction failures resulted in a lack of liquidity for these previously liquid securities. As a result, the principal balance of the Company’s ARS will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers and the underwriters establish a different form of financing to replace these securities or final payments come due according to the contractual maturities. The Company’s valuation of its ARS assesses the credit and liquidity risks associated with the securities, compares the yields on its ARS to similarly rated municipal issues and determines the fair values based on a discounted cash flow analysis. The Company determined that its ARS had a fair value decline of $0.8 million in each of the years ended December 31, 2009 and 2008. Key assumptions of the discounted cash flow analysis included the following:

Coupon Rate – In determining fair value, the Company projected future interest rates based on the average near term historical interest rate for these issues, the Securities Industry and Financial Markets Association Municipal Swap Index and benchmark yield curves. The average interest rates assumed ranged from 2.5% to 4.1% on a taxable equivalent yield basis.

Discount Rate – The Company’s discount rate was based on a spread over LIBOR and consisted of a spread of 330 to 620 bps over this yield curve which the Company adjusted down to a spread of 135 to 200 bps over periods of time ranging from 12 to 19 quarters. This spread is included in the discount rate to reflect the current and expected illiquidity, which the Company expects to moderate over time.

Timing of Liquidation – The Company’s cash flow projections consisted of various scenarios for each security wherein it valued the ARS at points in time where it was in the interest of the issuer, based on the fail rate, to redeem the securities. The Company’s concluded values for each security were based on the average valuation of these various scenarios. For the securities analyzed, the shortest time to liquidation was assumed to be 27 months.

In January 2010, the Company sold ARS with a par value of $2.2 million at December 31, 2009 for $2.0 million.

The Company’s warrants received in connection with investment banking transactions are primarily non-transferable warrants on publicly traded companies. The Company’s valuation of its warrants is estimated using a Black-Scholes Merton option pricing model, which incorporates the following assumptions: 1) underlying company value was estimated based on closing market prices; 2) volatility was based on historic trading data of the underlying company; 3) the risk-free interest rate was derived from government yield curves and calculated based on a weighted average of the risk-free interest rates that correspond closest to the expected remaining life of the warrant; and 4) the marketability discount was estimated based on management’s judgment about the market for similar instruments as well as the environment of the industries in which the underlying companies participate, and is based on valuation models that compute such discounts.

NOTE 5 – RELATED PARTY TRANSACTIONS

Receivables from related parties consisted of the following (in thousands):

	December 31,
	2009	2008
Co-Investment Fund loans to employees and former employees	$3,759	$3,947
Employee loans and other related party receivables	643	640
Less—Allowance for doubtful loans	(2,859)	(2,324)

Total receivables from related parties	$1,543	$2,263

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

The Company holds as collateral the investment in the Co-Investment Funds and establishes a reserve that reduces the carrying value of the receivable and accrued interest to the fair value of the collateralized ownership interest of the employees and former employees in the Co-Investment Funds. During 2009, the Company increased the reserve related to the Co-Investment Funds by $0.5 million. During 2009, the Co-Investment Funds distributed $0.2 million, which was credited towards repayment of loans to employees. The Co-Investment Funds did not make any distributions that were credited towards repayment of the loans to employees during 2008.

Employee Loans – The Company from time to time prior to its initial public offering made unsecured loans to its employees. These loans were not part of a Company program, but were made as a matter of course. The Company previously established a reserve for the face value of these loans. In June 2007, two employees entered into agreements with the Company that provide for repayment of the loans by December 31, 2008, if they have not already been repaid, from funds generated through repurchase by the Company of shares of the Company’s common stock held by the employees. In September 2008, the two employees and the Company amended the agreements described above to extend the repayment date of the loans to February 2011. As of December 31, 2009, the two employees have collectively repaid $0.3 million of their outstanding loan balances in cash or from proceeds they received through the repurchase by the Company of shares of the Company’s common stock held by the employees.

Mr. Weisel, the Company’s Chairman and Chief Executive Officer, and certain other employees of the Company from time to time use an airplane owned by Ross Investments Inc. (“Ross”), an entity wholly-owned by Mr. Weisel, for business travel. The Company and Ross have adopted a time-sharing agreement in accordance with Federal Aviation Regulation 91.501 to govern the Company’s use of the Ross aircraft, pursuant to which the Company reimburses Ross for the travel expenses. For the years ended December 31, 2009, 2008 and 2007, the Company paid approximately $138,000, $127,000 and $210,000, respectively, to Ross on account of such expenses. These amounts are included in marketing and promotion expense within the consolidated statements of operations. As of December 31, 2009 and December 31, 2008, the Company did not have any amounts payable to Ross.

In addition, the Company provides personal office services to Mr. Weisel. Pursuant to an understanding between Mr. Weisel and the Company, Mr. Weisel reimburses the Company for out-of-pocket expenses the Company incurs for such services. Amounts incurred by the Company for these services for the year ended December 31, 2009, 2008 and 2007 were approximately $284,000, $337,000 and $322,000, respectively. The receivable from Mr. Weisel at December 31, 2009 and December 31, 2008 was approximately $74,000 and $73,000, respectively. The amount outstanding at December 31, 2009 was paid by Mr. Weisel in January 2010.

In 2009, the Company agreed to provide personal office services, as needed, to Mr. Conacher, its President and Chief Operating Officer. Mr. Conacher reimburses the Company for the cost of such services and for out-of-pocket expenses it incurs on his behalf. Amounts incurred by the Company for year ended December 31, 2009 were approximately $40,000, which had been fully repaid as of December 31, 2009.

On July 27, 2009, the Company entered into a President Employment Agreement, a Relocation Agreement and a Side Agreement with Mr. Conacher. The Relocation Agreement sets forth terms and conditions applicable to Mr. Conacher’s relocation from Canada to the Company’s headquarters in San Francisco. Pursuant to the Relocation Agreement, on August 5, 2009, Mr. Conacher sold 175,000 shares of the Company’s common stock at $4.00 per share. Computershare Trust Company of Canada, the trustee for the trust that distributes Company common stock associated with vesting restricted stock units held by Canadian employees of the Company, acquired the shares. In conjunction with the sale of shares by Mr. Conacher and pursuant to the Relocation Agreement, the Company granted 175,000 options to Mr. Conacher. The options have an exercise price of $4.00, will vest in February 2011 and are exercisable until August 2014. At December 31, 2009, 132,575 shares remain in the trust and have been recorded as treasury stock in the consolidated statements of financial condition.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):
	December 31,
	2009	2008
Leasehold improvements	$62,268	$66,694
Equipment, computer hardware and software	11,829	36,716
Furniture and artwork	18,576	18,596
Capital leases	910	622

Total property and equipment	93,583	122,628
Less—Accumulated depreciation and amortization	(78,730)	(102,047)

Total property and equipment—net	$14,853	$20,581

Depreciation and amortization expense related to property and equipment totaled $7.9 million, $7.8 million and $6.4 million for the years ended December 31, 2009, 2008, and 2007, respectively.

In 2009, the Company evaluated fully depreciated property and equipment and determined that $30.1 million of these assets were no longer in service. The associated property and equipment and accumulated depreciation and amortization balances were written-off in 2009.

NOTE 7 – ACQUISITION

On January 2, 2008, the Company acquired Westwind Capital Corporation (“Westwind”), a full-service, institutionally oriented, independent investment bank focused on the energy and mining sectors. Westwind, which was founded in 2002 and headquartered in Toronto, had additional offices in Calgary and the U.K. Under the agreement, the Company indirectly acquired 100 percent of Westwind’s outstanding shares and Westwind became an indirect subsidiary of the Company. The Company acquired Westwind in order to further expand its geographic coverage in both Canada and the U.K., as well as expand its industry coverage into the energy and mining sectors of the economy.

The total purchase consideration was approximately $156 million, which consisted of $45 million in cash, 7,009,112 shares of the Company’s common stock valued at $15.35 per share (based on the average closing price over a five day period starting two days prior to the acquisition announcement date of October 1, 2007 and ending two days after the announcement date) and direct acquisition costs of $3.1 million consisting primarily of legal, accounting and advisory fees. Common stock issued includes 6,639,478 exchangeable shares, which are shares issued by a Canadian subsidiary of the Company and are exchangeable for shares of the Company’s common stock.

The Company accounted for its acquisition of Westwind utilizing the purchase method. The purchase price was allocated between the business acquisition and the non-compete agreements executed with Westwind’s employee shareholders on a fair value basis. The results of operations for the acquired business are included in the accompanying consolidated statements of operations since the acquisition.

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

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information for the year ended December 31, 2007 gives effect to the Company’s acquisition of Westwind as if the acquisition had occurred as of January 1, 2007. The unaudited pro forma financial information is based on historical financial statements of the Company and Westwind.

The unaudited pro forma financial information was prepared using the purchase method of accounting with the Company treated as the accounting acquirer. The unaudited pro forma financial information does not purport to be indicative of the results that would have actually been achieved had such transactions been completed as of the assumed date and for the period presented, or which may be achieved in the future.

The following sets forth the unaudited pro forma financial information for the year ended December 31, 2007 (in thousands, except per share data):

Pro forma net revenues	$373,848
Pro forma loss before taxes	$(2,859)
Pro forma net loss	$(476)

Pro forma net loss per share:
Pro forma basic net loss per share	$(0.01)
Pro forma diluted net loss per share	$(0.01)

Pro forma weighted average shares used in the computation of per share data:
Pro forma basic weighted average shares outstanding	33,150
Pro forma diluted weighted average shares outstanding	33,150

NOTE 8 — GOODWILL AND OTHER INTANGIBLE ASSETS

The following sets forth the other intangible assets associated with the acquisition of Westwind as of December 31, 2009 (in thousands):
	Gross Carrying Amount	Accumulated Amortization	Impairment		Foreign Currency Translation	Net Book Value December 31, 2009	Useful Life
Customer relationships	$18,400	$7,691	$—		$1,295	$9,414	7.5 years
Non-compete agreements	24,033	14,375	665	(1)	2,006	6,987	3.0 years
Investment banking backlog	2,600	2,457	—		143	—	1.0 year

Total other intangible assets	$45,033	$24,523	$665		$3,444	$16,401

(1)	Included in amortization of other intangible assets in the consolidated statement of operations.

The following sets forth the remaining amortization of the other intangible assets based on accelerated and straight-line methods of amortization over the respective useful lives as of December 31, 2009 (in thousands):

2010	$9,727
2011	2,093
2012	1,636
2013	1,294
2014	1,028
Thereafter	623

Total amortization	$16,401

Amortization expense related to other intangible assets was $9.9 million and $15.3 million for the year ended December 31, 2009 and 2008, respectively.

In connection with the allocation of the Westwind purchase price consideration, the Company recorded goodwill of $98.2 million. Subsequent to the acquisition, the Company experienced a significant decline in its market capitalization which was affected by the uncertainty in the financial markets. Based on the difficult conditions in the business climate and the Company’s perception that the climate was unlikely to change in the near term, the Company recorded a full impairment charge to the goodwill asset of $92.6 million during the year ended December 31, 2008. The impairment charge was determined based on the fair value of the Company utilizing a discounted cash flow analysis and considered the Company’s market capitalization to determine the reasonableness of the discounted cash flow. The difference between the goodwill balance recorded on the acquisition date and the amount impaired during the year ended December 31, 2008 is due to a currency translation adjustment of $5.6 million.

NOTE 9 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following (in thousands):

	December 31,
	2009	2008
Syndicate liabilities	$4,523	$897
Accounts payable and other liabilities	28,302	30,732
Investment in partnership general partner liability	57	1,873
Carried interest claw back liability	2,016	—
Liability for lease losses	7,371	9,608
Deferred rent	2,700	3,218
Deferred incentive fees	—	1,650

Total accrued expenses and other liabilities	$44,969	$47,978

The liability for lease losses relates to office space that the Company subleased due to staff reductions in 2009 and in prior years, and the liability will expire with the termination of the relevant facility leases through 2012. The lease loss provision (benefit) was $2.3 million, $6.0 million and ($0.2) million for the years ended December 31, 2009, 2008 and 2007, respectively. The Company estimates its liability for lease losses as the net present value of the differences between lease payments and receipts under sublease agreements.

Accrued expenses and other liabilities at December 31, 2009 and 2008 include an accrual for anticipated settlement amounts related to loss contingencies described in Note 16 – Commitments, Guarantees and Contingencies. These amounts are included in accounts payable and other liabilities in the table above.

NOTE 10 – NOTES PAYABLE

Notes payable consisted of the following (in thousands):

	December 31, 2009		December 31, 2008
	Principal Amount	Carrying Amount	Principal Amount	Carrying Amount

Senior Note, floating mid-term AFR (1) + 2.25% (2)	$13,000	$12,732	$13,000	$12,492
Senior Note, floating mid-term AFR (1) + 2.25% (2)	10,000	9,794	10,000	9,609

Total notes payable	$23,000	$22,526	$23,000	$22,101

(1)	Applicable Federal Rate.

(2)
The Company has recorded the debt principal at a discount to reflect the below-market stated interest rate of these notes at inception. The Company amortizes the discount to interest expense so that the interest expense approximates the Company’s incremental borrowing rate. The effective interest rates at December 31, 2009 and 2008 were 4.94% and 3.80%, respectively.

The fair value for each of the notes payable presented above approximates the carrying value as of December 31, 2009 and 2008, respectively.

Senior Notes

The outstanding notes consist of a note in the principal amount of $10 million issued to the California Public Employees’ Retirement System and a note in the principal amount of $13 million issued to Nomura America Investment, Inc (the “Senior Notes”). The Senior Notes have similar terms and covenants. A third note (the “Contingent Payment Senior Note”) in the principal amount of $10 million was issued to the California Public Employees’ Retirement System and was paid in full in September 2008.

The Senior Notes bear interest at a floating rate equal to the mid-term Applicable Federal Rate in effect from time to time and mature in February 2011. The Contingent Payment Senior Note was a non interest bearing note. As the interest rate terms for all three notes were at amounts more favorable than the current market incremental borrowing rate for the Company, the notes were recorded at fair value. Discounts are amortized over the terms of the loans. The discount for the Contingent Payment Senior Note was fully amortized upon repayment. The weighted-average interest rate for notes payable was 4.36% and 5.17% at December 31, 2009 and 2008, respectively.

Subordinated Borrowings

In April 2008, TWP entered into a $25.0 million revolving note and cash subordination agreement with its primary clearing broker and incurs an annual commitment fee of 1.0%, or $0.3 million. The credit period in which TWP could draw on the note ended on April 18, 2009. TWP renewed this agreement on April 30, 2009, and the new credit period expires on April 30, 2010. In order to borrow under this agreement, TWP is required to have equity and capital in excess of certain thresholds. As of December 31, 2009, TWP did not meet the equity threshold specified in the agreement. As of December 31, 2009, TWP did not have any balances outstanding under this facility.

TWPC has a capital rental arrangement with a Canadian financial institution which is also a member of the IIROC. Under this arrangement, the financial institution provides subordinated capital on behalf of TWPC out of its capital up to CDN$8.0 million for bought deal underwriting commitments in return for a participation in the underwriting. During the year ended December 31, 2009, TWPC was provided capital for a bought deal underwriting commitment and as a result incurred a fee of $0.1 million.

Covenants

The Senior Notes include financial covenants including restrictions on additional indebtedness and other liabilities that could cause them to become callable and requirements that the notes be repaid should the Company enter into a transaction to liquidate or dispose of all or substantially all of its property, business or assets. The Company was in compliance with all covenants at December 31, 2009.

NOTE 11 – FINANCIAL INSTRUMENTS

The Company records financial assets and liabilities at fair value in the consolidated statements of financial condition with unrealized gains (losses) reflected in the consolidated statements of operations.

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

The Company’s financial assets and liabilities measured and reported at fair value are classified and disclosed in one of the following categories:

•
Level 1 – Quoted prices are available in active markets for identical investments as of the reporting date. Investments generally included in this category are money market funds, listed equities and equity index funds. The Company does not adjust the quoted price of these investments, even in situations where it holds a large position and a sale could reasonably be expected to affect the quoted price.

•
Level 2 – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Investments generally included in this category are convertible bonds.

•
Level 3 – Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs used in the determination of fair value require significant management judgment or estimation. Investments generally included in this category are partnership interests in private investment funds, warrants, ARS and securities that cannot be publicly offered or sold unless registration has been affected under the Securities Act.

The following is a summary of the fair value of the major categories of financial instruments held by the Company (in thousands):

	December 31,
	2009	2008
Assets
Money market funds	$56,250	$26,395
Securities owned	16,063	18,497
Investments in partnerships and other investments	57,000	44,245

Total assets	$129,313	$89,137

Liabilities
Securities sold, but not yet purchased	$15,579	$11,537

Total liabilities	$15,579	$11,537

The following is a summary of the Company’s financial assets and liabilities that are accounted for at fair value on a recurring basis by level in accordance with the fair value hierarchy described above (in thousands):

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$56,250	$—	$—	$56,250

Securities owned:
Equity securities	16,063	—	—	16,063

Investments in partnerships and other investments:
Investments in partnerships	—	—	30,661	30,661
Auction rate securities	—	—	18,087	18,087
Warrants	—	—	5,860	5,860
Other	—	—	2,392	2,392

Total assets	$72,313	$—	$57,000	$129,313

Liabilities
Securities sold, but not yet purchased:
Equity securities	$19	$—	$—	$19
Equity index fund	15,560	—	—	15,560

Total liabilities	$15,579	$—	$—	$15,579

	December 31, 2008
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$26,395	$—	$—	$26,395

Securities owned:
Equity securities	11,172	923	—	12,095
Convertible bonds	—	6,402	—	6,402

Investments in partnerships and other investments:
Investments in partnerships	—	—	32,654	32,654
Auction rate securities	—	—	8,913	8,913
Warrants	—	—	430	430
Other	—	—	2,248	2,248

Total assets	$37,567	$7,325	$44,245	$89,137

Liabilities
Securities sold, but not yet purchased:
Equity securities	$1,465	$—	$—	$1,465
Equity index fund	10,072	—	—	10,072

Total liabilities	$11,537	$—	$—	$11,537

The following is a summary of changes in fair value of the Company’s financial assets that have been classified as Level 3 at December 31, 2009 (in thousands):

	Warrants		Investments in Partnerships		Auction Rate Securities	Other	Total

Balance—December 31, 2008	$430		$32,654		$8,913	$2,248	$44,245

Realized and unrealized gains (losses)—net	6,539		(4,103)		(776)	227	1,887
Purchases, sales, issuances and settlements—net	(1,728	) (1)	94	(2)	9,950	(83)	8,233
Cumulative translation adjustment	619		—		—	—	619
Transfer in	—		—		—	—	—
Transfers out	—		—		—	—	—
Other	—		2,016	(3)	—	—	2,016

Balance—December 31, 2009	$5,860		$30,661		$18,087	$2,392	$57,000

(1)
Warrants are received from time to time as partial payment for investment banking services. During the year ended December 31, 2009, the Company exercised $3.3 million of warrants that it held and disposed of them subsequent to exercise.

(2)	Represents the net of contributions to and distributions from investments in partnerships.

(3)
Represents carried interest distributions that could potentially be returned to the partnership due to investment underperformance which are included in accounts payable and other liabilities in the consolidated statements of financial condition. Refer to Note 9 – Accrued Expenses and Other Liabilities.

The following is a summary of changes in fair value of the Company’s financial assets that have been classified as Level 3 at December 31, 2008 (in thousands):

	Convertible Bonds Owned		Warrants	Investments in Partnerships		Auction Rate Securities		Other	Total
Balance—December 31, 2007	$15,941		$—	$53,258		$—		$8,262	$77,461

Realized and unrealized losses—net	(1,830)		(6,171)	(17,807)		(737)		(2,886)	(29,431)
Purchases, sales, issuances and settlements—net	(7,054)		7,139 (1)	(2,797	)(2)	1,100		(3,128)	(4,740)
Cumulative translation adjustment	—		(538)	—		—		—	(538)
Transfer in	—		—	—		8,550	(4)	—	8,550
Transfers out	(7,057	)(3)	—	—		—		—	(7,057)

Balance—December 31, 2008	$—		$430	$32,654		$8,913		$2,248	$44,245

(1)
On January 2, 2008, the Company acquired $7.7 million of warrants as a result of the Westwind acquisition. Other warrants are received from time to time as partial payment for investment banking services. During the year ended December 31, 2008, the Company exercised $0.8 million of warrants that it held and disposed of them subsequent to exercise.

(2)	Represents the net of contributions to and distributions from investments in partnerships.

(3)
Represents convertible bonds that were registered under the Securities Act of 1933 during year ended December 31, 2008 that previously could not be publicly offered or sold as registration had not yet been affected.

(4)	During the year ended December 31, 2008, ARS for which the auctions failed were moved to Level 3, as the assets were subject to valuation using unobservable inputs.

The total net unrealized gains during the year ended December 31, 2009 of $2.2 million relate to financial assets held by the Company as of December 31, 2009.

Realized and unrealized gains (losses) from investments in partnerships and other investments are included in asset management revenues in the consolidated statements of operations. Realized and unrealized gains (losses) from securities owned and securities sold, but not yet purchased, are included in brokerage revenues and asset management revenues in the consolidated statements of operations.

 NOTE 12 – NET INCOME (LOSS) PER SHARE

The Company uses the treasury stock method to reflect the potential dilutive effect of unvested restricted stock units, a warrant (both vested and non-vested) and unexercised stock options (“options”). Potential dilutive shares are excluded from the computation of net loss per share if their effect is anti-dilutive. The anti-dilutive options totaled 443,549 and 268,549 for the year ended December 31, 2009 and 2008, respectively. The anti-dilutive warrant totaled 486,486 shares for both the years ended December 31, 2009 and 2008.

The following table is a reconciliation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended December 31,
	2009	2008	2007
Net income (loss)	$(63,678)	$(203,252)	$20

Basic weighted average shares outstanding	32,515	32,329	26,141

Effect of dilutive securities:
Weighted average restricted stock units	—	—	261
Weighted average options	—	—	—
Weighted average warrant	—	—	44

Diluted weighted average shares outstanding	32,515	32,329	26,446

Net loss per share:
Basic net loss per share	$(1.96)	$(6.29)	$—
Diluted net loss per share	$(1.96)	$(6.29)	$—

NOTE 13 – SHARE-BASED COMPENSATION

The Third Amended and Restated Thomas Weisel Partners Group, Inc. Equity Incentive Plan (the “Equity Incentive Plan”) provides for awards of non-qualified and incentive stock options, restricted stock and restricted stock units and other share-based awards to officers, directors, employees, consultants and advisors of the Company. At the February 2009 Special Meeting of Shareholders, the shareholders of the Company voted to approve an increase in the number of shares of the Company’s common stock available for awards under the Equity Incentive Plan by 6,000,000 shares. At December 31, 2009 the total number of shares issuable under the Equity Incentive Plan was 17,150,000 shares. Awards of stock options and restricted stock units reduce the number of shares available for future issuance. The number of shares available for future issuance under the Equity Incentive Plan at December 31, 2009 was approximately 6,100,000 shares.

Stock Options

The Equity Incentive Plan provides for the grant of non-qualified or incentive options for the purchase of newly issued shares of the Company’s common stock at a price determined by the Compensation Committee (the “Committee”) of the board of directors (the “Board”)at the date the option is granted. Generally, options vest and are exercisable ratably over a three or four-year period from the date the option is granted (although, in accordance with the terms of the Company’s Equity Incentive Plan, options granted to non-employee directors as regular director’s compensation have no minimum vesting period) and expire within ten years from the date of grant. The exercise prices, as determined by the Committee, cannot be less than the fair market value of the shares on the grant date. These options provide for accelerated vesting upon a change in control, as determined by the Committee.

The fair value of each option award is estimated on the date of grant using a Black-Scholes Merton option pricing model with the following weighted-average assumptions noted in the table below:

Expected volatility – Based on the lack of historical data for the Company’s own shares, the Company based its expected volatility on a representative peer group that took into account: industry, market capitalization, stage of life cycle and capital structure.

Expected term – Expected term represents the period of time that options granted are expected to be outstanding. The Company elected to calculate the expected term of the option awards using the “simplified method”. This election was made as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. Under the “simplified” calculation method, the expected term was calculated as an average of the vesting period and the contractual life of the options.

Risk-free interest rate – Based on the U.S. Treasury zero-coupon bond rate with a remaining term approximate of the expected term of the option.

Dividend yield – As the Company has not paid, nor does it currently plan to pay, dividends in the future, the assumed dividend yield is zero.

	Year Ended December 31,
	2009	2008	2007
Expected volatility	75.00%	54.60%	47.46%
Expected term (in years)	3.25	5.00	5.00
Risk-free interest rate	1.93%	3.09%	4.71%
Dividend yield	—%	—%	—%
Weighted-average grant date fair value	$2.07	$3.00	$8.59

The following table is a summary of option activity:

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value
Outstanding—December 31, 2008	268,549	$10.40	8.92	$—

Granted	175,000	4.00	4.59	—
Exercised	—	—	—	—
Cancelled	—	—	—	—
Expired	—	—	—	—

Outstanding—December 31, 2009	443,549	$7.87	6.61	$—

Exercisable—December 31, 2009	266,495	$10.31	7.94	$—

As of December 31, 2009, there were 266,495 options vested. The Company assumes that there will be no forfeitures of the non-vested options outstanding as of December 31, 2009 and therefore expects the total amount to vest over their remaining vesting period.

As of December 31, 2009, the total unrecognized compensation expense related to non-vested options was approximately $0.3 million. This cost is expected to be recognized over a weighted-average period of 0.6 years.

The Company recorded $0.2 million, $0.6 million and $0.5 million in non-cash compensation expense with respect to options during the year ended December 31, 2009, 2008 and 2007, respectively.

Restricted Stock Units

The Company makes grants of restricted stock units from time to time in connection with its regular compensation and hiring process. Although the terms of individual grants vary, as a general matter, grants of restricted stock units made in connection with the Company’s regular compensation and hiring process will vest over a three or four-year service period, subject to the employee’s continued employment with the Company, but may vest earlier in the event of a change of control. Shares of common stock underlying these restricted stock units will be deliverable on or about the related vesting date except for restricted stock units granted in conjunction with the Company’s initial public offering which vested in three equal installments in 2007, 2008 and 2009, and are deliverable in three equal installments in 2009, 2010 and 2011, respectively.

The Company has granted performance based awards that vest and become deliverable upon achievement or satisfaction of performance conditions specified in the performance award agreement. The Company estimates the fair value of performance-based restricted stock units awarded to employees at the grant date based on the market price of the Company’s common stock on such date. The Company also considers the probability of achieving the established performance targets in determining its share-based compensation with respect to these awards. The Company recognizes compensation cost over the performance period.

The following table is a summary of non-vested restricted stock unit activity:

		Weighted Average
		Grant Date
	Shares	Fair Value
Non-vested—December 31, 2008	7,316,712	$8.58

Issued	3,597,123	3.28
Vested	(1,745,624)	10.84
Cancelled	(949,767)	7.17

Non-vested—December 31, 2009	8,218,444	$5.94

The Company recorded $19.2 million, $18.3 million and $10.4 million in non-cash compensation expense with respect to grants of restricted stock units for the years ended December 31, 2009, 2008 and 2007, respectively. The fair value of shares vested during the years ended December 31, 2009, 2008 and 2007 was $7.4 million, $8.0 million and $11.1 million, respectively.

As of December 31, 2009, there was $29.8 million of total unrecognized compensation expense related to non-vested restricted stock unit awards. This cost is expected to be recognized over a weighted-average period of 2.0 years.

In February 2010, the Company made an additional grant of approximately 3,500,000 restricted stock units in connection with its regular compensation process. The unrecognized compensation expense associated with this grant is $11.0 million, net of expected forfeitures. The restricted stock units granted will vest over a three-year service period, subject to the employee’s continued employment with the Company, and the shares of common stock underlying these restricted stock units will be deliverable on or about the related vesting date.

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

The Company’s operations are in a cumulative loss position for the three-year period ended December 31, 2009, primarily as a result of significant operating losses in 2009 and 2008 due to the challenging environment for the capital markets. For purposes of assessing the realization of the deferred tax assets, this cumulative taxable loss position is considered significant negative evidence that it is more likely than not the Company will not be able to realize the deferred tax assets in the future. As of December 31, 2008, the Company recorded full valuation allowances of $44.8 million and $1.7 million on its U.S. deferred tax assets and its U.K. deferred tax asset, respectively. As of December 31, 2009, the valuation allowances increased to $67.0 million on U.S. deferred tax assets and $1.8 million on the U.K. deferred tax asset. Management will reassess the realization of the deferred tax assets each reporting period. To the extent that the financial results of the Company improve and the deferred tax assets become realizable, the Company will be able to reduce the valuation allowances through earnings.

In 2007, the Company reduced a previously established $1.4 million valuation allowance to zero resulting in the recognition of a $1.4 million deferred tax benefit. The valuation allowance was recorded due to uncertainty of the Company’s ability to generate future capital gains to offset a deferred tax benefit, which resulted from unrealized capital losses in its investments in partnerships. In 2007, the Company recorded net capital gains of $17.7 million in its investments in partnerships, which included the recognition of previously recorded unrealized gains. The valuation allowance was reduced due to the significant recognition of capital gains, the continued performance of the Company’s investments and the expectation of being able to reduce unrealized capital losses through recognition and future unrealized capital gains.

The Company follows guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken, or expected to be taken in a tax return. Additional guidance is provided on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. In the U.S., the Company is subject to Federal and state tax authority examination of the 2008, 2007 and 2006 tax years. In 2009, an examination was concluded in the U.S. on the 2006 tax year resulting in no change to the reported tax liability. In Canada, the Company is subject to Federal tax authority examination of the 2008 through 2006 tax years and is subject to provincial tax authority examination of the 2008 through 2005 tax years. At December 31, 2008, the Company had a liability for unrecognized tax benefits in Canada of $1.1 million, which is included in accrued expenses and other liabilities in the statement of financial condition. During 2009, legislation was passed in Canada, which caused the Company to meet the recognition threshold and measurement attributes for financial statement recognition of the unrecognized tax benefits. As a result, the $1.1 million liability was reversed in 2009 and is included as a tax benefit in the consolidated statement of operations.

The components of the provision for taxes (tax benefit) were as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Current:
Federal	$—	$(8,235)	$1,105
State	—	(91)	1,210
Foreign	2,626	1,070	123

Total current expense (benefit)	2,626	(7,256)	2,438

Deferred:
Federal	—	15,363	(3,483)
State	—	5,534	(1,507)
Foreign	(2,797)	(5,941)	(241)

Total deferred expense (benefit)	(2,797)	14,956	(5,231)

Provision for taxes (tax benefit)	$(171)	$7,700	$(2,793)

A reconciliation of the statutory Federal income tax rate to the Company’s effective tax rate was as follows:

	Year Ended December 31,
	2009	2008	2007
Tax at U.S. statutory rate	35.0%	35.0%	35.0%
State tax expense (benefit)	—	(1.8)	1.4
Foreign tax expense (benefit)	0.3	(0.5)	4.3
Permanent items
Goodwill impairment	—	(17.0)	—
Other permanent items (1)	(1.1)	(0.5)	7.4

Rate before adjustment to valuation allowance and impact of change in tax status of the Company	34.2	15.2	48.1
Adjustment to valuation allowance	(25.4)	(18.7)	49.8

Subtotal	8.8	(3.5)	97.9
Other adjustments (2)	(8.5)	(0.4)	2.8

Effective tax rate	0.3%	(3.9)%	100.7%

(1)
Other permanent items for the year ended December 31, 2009 consisted primarily of non-deductible expenses of (1.1)%. Other permanent items for the year ended December 31, 2008 consisted primarily of non-deductible expenses and foreign tax loss of (0.3%) and (0.2%), respectively. Other permanent items for the year ended December 31, 2007 consisted of tax exempt interest, non-deductible expenses and foreign tax loss of 39.3%, (27.6%) and (4.3%), respectively.

(2)
Other adjustments for the year ended December 31, 2009 represent the cumulative compensation cost recognized for financial reporting purposes for restricted stock units in excess of the allowed tax deduction.

The components of deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Net operating loss	$37,228	$14,520
Accrued compensation and related expenses	179	—
Equity based compensation	11,451	12,043
Depreciation and amortization	8,790	7,121
Non-deductible reserves and allowances	7,356	6,924
Net unrealized capital losses	5,574	7,984
Other	102	277
Total deferred tax assets	70,680	48,869

Deferred tax liabilities:
Other intangible assets	(5,864)	(6,841)
Prepaid expenses	(1,039)	(1,272)
Accrued compensation and related expenses	—	(256)
Other	(62)	(123)
Total deferred tax liabilities	(6,965)	(8,492)

Valuation allowance	(68,802)	(46,521)

Net deferred tax liability	$(5,087)	$(6,144)

As of December 31, 2009, the Company had Federal and state net operating losses of approximately $79.1 million and $101.4 million, respectively, available to reduce future income subject to income taxes. The Federal net operating losses will begin to expire in 2029. The state net operating losses will expire between 2014 and 2030. At December 31, 2009, the Company had foreign net operating losses of approximately $6.1 million available to reduce future income subject to income taxes. The foreign net operating losses do not expire.

The Company does not provide for distribution taxes on the undistributed earnings of its foreign subsidiaries as the Company intends to reinvest any earnings indefinitely. Undistributed earnings of the Company’s foreign subsidiaries were not material for the years ended December 31, 2009, 2008 and 2007.

NOTE 15 – EMPLOYEE BENEFITS

The Company has a defined contribution 401(k) retirement plan (the “Plan”) which allows eligible employees to invest a percentage of their pretax compensation, limited to the maximum allowed by the Internal Revenue Service regulations. The Company, at its discretion, may contribute funds to the Plan. The Company made no contributions during the years ended December 31, 2009, 2008 and 2007.

NOTE 16 – COMMITMENTS, GUARANTEES AND CONTINGENCIES

Commitments

Lease Commitments

The Company leases office space and computer equipment under non-cancelable operating leases which extend to 2019 and which may be extended as prescribed under renewal options in the lease agreements. The Company has entered into several non-cancelable sub-lease agreements for certain facilities or floors of facilities which are co-terminus with the Company’s lease for the respective facilities or floors of facilities. The Company’s minimum annual lease commitments and related sublease income under these agreements were as follows (in thousands):

	December 31, 2009
	Minimum Lease Payments	Sublease Rental Income	Net Minimum Lease Payments
2010	$18,343	$1,762	$16,581
2011	14,781	770	14,011
2012	11,718	257	11,461
2013	10,130	—	10,130
2014	9,837	—	9,837
Thereafter	11,906	—	11,906

Total	$76,715	$2,789	$73,926

Facility and computer equipment lease expenses charged to operations for the years ended December 31, 2009, 2008, and 2007 were $12.9 million, $16.6 million and $14.8 million, respectively, net of sublease income of $3.5 million, $3.8 million and $2.9 million, respectively.

During the year ended December 31, 2009, the Company recorded a $2.3 million lease loss charge related to office space that it vacated in 2009. At December 31, 2009 and 2008 the Company had a lease loss liability of $7.4 million and $9.6 million, respectively, related to office space that it vacated in 2009 and in prior years. The lease loss liability was estimated as the net present value of the difference between lease payments and receipts under expected sublease agreements. At December 31, 2009, the Company had subleases on all floors or facilities that were vacated that are co-terminus with the lease commitments.

Fund Capital Commitments

At December 31, 2009, the Company’s Asset Management Subsidiaries had commitments to invest in affiliated and unaffiliated investment partnerships. These commitments are generally called as investment opportunities are identified by the underlying partnerships. These commitments may be called in full at any time.

The Company’s commitments at December 31, 2009 were as follows (in thousands):

Asset Management Subsidiaries:
Global Growth Partners I	$414
Global Growth Partners II	291
Global Growth Partners IV	823
Healthcare Venture Partners	187
India Opportunity Fund	352

Total Affiliated Fund Capital Commitments	2,067

Unaffiliated Funds	3,407

Total Fund Commitments	$5,474

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

In 2009, the Company recorded a loss of approximately $5.1 million due to a customer who failed to pay for several equity purchases that the Company executed at the customer’s request. Based on the Company’s agreement with its primary clearing broker, the Company was required to settle and pay for those transactions on the customer’s behalf. The Company recorded the loss in bad debt expense which is included in other expense in the consolidated statements of operations. The Company believes the loss was incurred as a result of fraudulent activity on the part of the customer and is vigorously pursuing that customer for the losses incurred upon liquidating those positions.

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

Guaranteed Compensation

The Company has entered into guaranteed compensation agreements, and obligations under these agreements are being accrued ratably over the related service period. Total unaccrued obligations at December 31, 2009 for services to be provided subsequent to December 31, 2009 were $2.5 million.

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

Additionally, the Company will record receivables for insurance recoveries for legal settlements and expenses when such amounts are covered by insurance and recovery of such losses or costs are considered probable of recovery. These amounts will be recorded as other assets in the consolidated statements of financial condition and will reduce other expense to the extent such losses or costs have been incurred in the consolidated statements of operations.

Current Matters

Auction Rate Securities – The Company has received inquiries from FINRA for information concerning the Company’s activities involving ARS. The Company did not, at any time, underwrite ARS or manage the associated auctions.

On July 23, 2009, the staff of the Enforcement Department of FINRA (the “Staff”) advised the Company that the Staff has made a preliminary determination to recommend disciplinary action against the Company relating to certain activities involving ARS. The Staff’s recommendation involves potential violations of FINRA and Municipal Securities Rulemaking Board rules and certain anti-fraud and other provisions of the Federal securities laws in connection with particular transactions involving ARS. A Staff preliminary determination is neither a formal allegation nor is it evidence of wrongdoing.

The Company has responded to the Staff’s preliminary determination and continues to communicate with the Staff in an effort to try to resolve the matter. Based upon its discussions with the Staff, the Company believes that it has reached an understanding in principle, subject to documenting that understanding in a letter of acceptance, waiver and consent acceptable to FINRA, that would resolve all aspects of the investigation of the Company. In light of the terms of that agreement in principle, the Company has established in total a $4.0 million provision for loss contingencies related to the FINRA investigation, all of which would be paid to FINRA as a fine in connection with the resolution of all aspects of the investigation of the Company.

There can be no assurance, however, that the Company’s efforts to resolve these matters will be successful or that a disciplinary proceeding will not be brought. The Company is prepared to contest vigorously any formal disciplinary action that would result in a censure, fine, or other sanction that could be material to its business, financial condition, operations and cash flows. If FINRA were to institute disciplinary action, it is possible that such action could result in a material adverse effect on the Company’s business, financial condition, operations and cash flows. However, the Company is unable to determine at this time the impact of the ultimate resolution of this matter.

In addition to the FINRA investigation, the Company has been named in three FINRA arbitrations filed by customers who purchased ARS. The first claim was arbitrated and the Company prevailed. The Company has filed answers to the second and third customers’ complaints, and the parties are now proceeding toward arbitration on those matters. The Company believes it has meritorious defenses to those actions and intends to vigorously defend such actions as it applies to the Company.

While the Company’s review of the need for, and amount of, any loss contingency reserve has led the Company to conclude that, based upon currently available information, it has adequately established a provision for loss contingencies related to ARS matters, the Company is not able to predict with certainty the outcome of any such matters, nor the amount if any, of an eventual settlement or judgment.

In Re Bare Escentuals Inc. Securities Litigation – The Company has been named as a defendant in a purported class action litigation brought in connection with the 2006 initial public offering and 2007 secondary offering of Bare Escentuals where the Company acted as a co-manager. The complaint was filed in the United States District Court, Northern District of California, and alleges violations of Federal securities laws against Bare Escentuals, officers and underwriters, including the Company, based on alleged misstatements and omissions in the registration statement. The Company believes it has meritorious defenses to these actions and intends to vigorously defend such actions as they apply to the Company. At this time the Company is unable to estimate whether it will incur a liability or the range of any such liability in this matter.

Borghetti v. Campus Pipeline – A putative shareholder derivative action was brought in the Third Judicial District Court in Salt Lake County, Utah on October 5, 2004 against Campus Pipeline in connection with a sell-side mergers and acquisitions engagement in which the Company acted as a financial advisor to Campus Pipeline. Plaintiffs alleged breach of fiduciary duty, fraud and similar related claims against Campus Pipeline’s directors, officers, attorneys and the Company. On May 3, 2005, the court granted in part and denied in part the Company’s motion to dismiss, dismissing all claims against the Company except the breach of fiduciary duty claim. Thereafter, on April 23, 2007, the court granted the Company’s motion for summary judgment with respect to the remaining claims against the Company, although the plaintiffs subsequently have appealed this decision. The Company has denied liability in connection with this matter. The Company believes it has meritorious defenses to the action and intends to vigorously defend such action as it applies to the Company. At this time the Company is unable to estimate whether it will incur a liability or the range of any such liability in this matter.

In re GT Solar International, Inc. – The Company has been named as a defendant in a purported class action litigation brought in connection with an initial public offering of GT Solar International, Inc. in July 2008 where it acted as a co-manager. The complaint, filed in the United States District Court for the District of New Hampshire on August 1, 2008, alleges violations of Federal securities laws against GT Solar and certain of its directors and officers as well as GT Solar’s underwriters, including the Company, based on alleged misstatements and omissions in the registration statement. The Company believes it has meritorious defenses to the action and intends to vigorously defend such action as it applies to the Company. At this time the Company is unable to estimate whether it will incur a liability or the range of any such liability in this matter.

In re Merix Securities Litigation – The Company has been named as a defendant in a purported class action suit brought in connection with an offering in January 2004 involving Merix Corporation in which it served as co-lead manager for Merix. On September 15, 2005, the United States District Court for the District of Oregon entered an order dismissing all claims against the underwriter defendants, including the Company, and the Merix defendants. A portion of the claim under Section 12(a)(2) of the Exchange Act was dismissed with prejudice, and the remainder of that claim and the Section 11 claim were dismissed with leave to re-file. Plaintiffs subsequently filed an amended complaint and on September 28, 2006 the Court dismissed the remaining claims with prejudice. Following the September 28, 2006 dismissal, plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit and the dismissal has now been overturned by the appellate court. The parties have now re-started the litigation process and begun formal discovery. The Company believes it has meritorious defenses to these actions and intends to vigorously defend such actions as they apply to the Company. At this time the Company is unable to estimate whether it will incur a liability or the range of any such liability in this matter.

In re Noah Educational Holdings, Ltd. Securities Litigation – The Company has been named as a defendant in a purported class action litigation brought in connection with an initial public offering of Noah Educational Holdings, Ltd. in October 2007 where it acted as a co-manager. The complaint, apparently filed in the United States District Court for the Southern District of New York, alleges violations of Federal securities laws against Noah Educational and the underwriters, including the Company, based on alleged misstatements and omissions in the registration statement. The Company believes it has meritorious defenses to the action and intends to vigorously defend such action as it applies to the Company. At this time the Company is unable to estimate whether it will incur a liability or the range of any such liability in this matter.

In re Orion Energy Systems, Inc. Securities Litigation – The Company has been named as a defendant in a purported class action lawsuit filed in February 2008 arising out of the December 2007 initial public offering of Orion Energy Systems, Inc. where the Company acted as the sole book manager. The complaint, filed in the United States District Court for the Southern District of New York, alleges violations of Federal securities laws against Orion, various officers and directors, as well as Orion’s underwriters, including the Company, based on alleged misstatements and omissions in the disclosure documents for the offering. The Company believes it has meritorious defenses to these actions and intends to vigorously defend such actions as they apply to the Company. At this time the Company is unable to estimate whether it will incur a liability or the range of any such liability in this matter.

In re Rigel Pharmaceuticals Inc. Securities Litigation – The Company has been named as a defendant in a purported class action litigation brought in connection with a February 2008 secondary offering of Rigel Pharmaceuticals where the Company acted as a co-manager. The complaint was filed in the United States District Court, Northern District of California, and alleges violations of Federal securities laws against Rigel Pharmaceuticals, its officers and underwriters, including the Company, based on alleged misstatements and omissions in the registration statement. The court granted the Company’s motion to dismiss in its entirety on December 21, 2009 and granted Plaintiffs’ leave to amend their complaint. The Company believes it has meritorious defenses to these actions and intends to vigorously defend such actions as they apply to the Company. At this time the Company is unable to estimate whether it will incur a liability or the range of any such liability in this matter.

In re Virgin Mobile USA, Inc. Securities Litigation – The Company has been named as a defendant in one of two purported class action lawsuits filed in November 2007 arising out of the October 2007 initial public offering of Virgin Mobile USA, Inc. where the Company acted as a co-manager. The complaints, filed in the United States District Courts for New Jersey and the Southern District of New York, allege violations of Federal securities laws against Virgin Mobile, various officers and directors as well as Virgin Mobile’s underwriters, including the Company, based on alleged misstatements and omissions in the disclosure documents for the offering. The parties have agreed to transfer and consolidate the matters in the United States District Court for the Southern District of New York. The Company believes it has meritorious defenses to these actions and intends to vigorously defend such actions as they apply to the Company. At this time the Company is unable to estimate whether it will incur a liability or the range of any such liability in this matter.

Stetson Oil & Gas, Ltd. v. Thomas Weisel Partners Canada Inc. – Thomas Weisel Partners Canada Inc. has been named as defendant in a Statement of Claim filed in the Ontario Superior Court of Justice. The claim arises out of the July 2008 “bought deal” transaction in which Thomas Weisel Partners Canada Inc. was allegedly engaged to act as underwriter (purchasing subscription receipts amounting to approximately CDN$25 million) for Stetson Oil & Gas, Ltd., an Alberta, Canada oil and gas exploration corporation. In May 2009, Thomas Weisel Partners Canada, Inc. filed its Statement of Defense and Counterclaim. The Company believes Thomas Weisel Partners Canada Inc. has meritorious defenses to these actions and intends to vigorously defend such actions as they apply to the Company and its affiliates. While our review of the need and amount for any loss contingency reserve has led us to conclude that, based upon currently available information, we have adequately established a provision for loss contingencies related to this matter, we are not able to predict with certainty the outcome of this matter, nor the amount if any, of an eventual settlement or judgment.

Resolved Matters

In re Initial Public Offering Securities Litigation – The Company is a defendant in several purported class actions brought against numerous underwriters in connection with certain initial public offerings in 1999 and 2000. These cases have been consolidated in the United States District Court for the Southern District of New York and generally allege that underwriters accepted undisclosed compensation in connection with the offerings, entered into arrangements designed to influence the price at which the shares traded in the aftermarket and improperly allocated shares in these offerings. The actions allege violations of Federal securities laws and seek unspecified damages. Of the 310 issuers named in these cases, the Company acted as a co-lead manager in one offering, a co-manager in 32 offerings, and as a syndicate member in 10 offerings. The Company has denied liability in connection with these matters. On June 10, 2004, plaintiffs entered into a definitive settlement agreement with respect to their claims against the issuer defendants and the issuers’ present or former officers and directors named in the lawsuits, however, approval of the proposed settlement remained on hold pending the resolution of the class certification issue described below. By a decision dated October 13, 2004, the Federal district court granted plaintiffs’ motion for class certification, however, the underwriter defendants petitioned the United States. Court of Appeals for the Second Circuit to review that certification decision. On December 5, 2006 the Second Circuit vacated the district court’s class certification decision, and the plaintiffs subsequently petitioned the Second Circuit for a rehearing. On April 6, 2007, the Second Circuit denied the rehearing request. In May 2007, the plaintiffs filed a motion for class certification on a new basis and subsequently scheduled discovery. In April 2009, the parties entered into a comprehensive settlement agreement that was submitted to the Court which resulted in the resolution of this matter for a payment of $10.6 million which had been previously accrued in the consolidated statements of financial condition. The payment was funded by the Company’s insurance syndicate.

In re Occam Networks Litigation – The Company has been named as a defendant in a purported class action lawsuit filed in November 2006 in connection with a secondary offering of common stock by Occam Networks in November 2006 where the Company acted as sole book manager. The amended complaint was filed in the United States District Court, for the Central District of California, and alleges violations of Federal securities laws against Occam Networks, various officers and directors as well as the Occam Networks underwriters, including the Company, based on alleged misstatements and omissions in the disclosure documents for the offering. The matter has now been settled by the issuer with no contribution from the underwriter defendants, including the Company, however, one investor group has indicated that they will not be participating in the settlement and the issuer will now have to determine whether to forego the settlement entirely or allow the investor group to proceed on their own.

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

Lev Mass v. Thomas Weisel Partners LLC – The Company has been named a defendant in a purported class action lawsuit filed in July 2008 with respect to the alleged misclassification of certain employees as exempt from provisions of California state law requiring the payment of overtime wages. The complaint was filed in the California Superior Court for the County of San Francisco. The Company has now been granted summary judgment on Mass's individual state law claims, the court has dismissed the state law claims asserted on behalf of the class without prejudice and denied without prejudice Mass's motion for leave to amend to add Fair Labor Standards Act claims.

NOTE 17 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK, CREDIT RISK OR MARKET RISK

The majority of the Company’s transactions, and consequently the concentration of its credit exposure, is with its clearing brokers. The clearing brokers are also the primary source of short-term financing for both securities purchased and securities sold, not yet purchased by the Company. The securities owned by the Company may be pledged by the clearing brokers. The amount receivable from or payable to the clearing brokers in the Company’s consolidated statements of financial condition represent amounts receivable or payable in connection with the trading of proprietary positions and the clearance of customer securities transactions. As of December 31, 2009 and 2008, the Company had cash on deposit of $60.8 million and $69.3 million, respectively, with the clearing brokers that was not collateralizing any liabilities to the clearing brokers.

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

The Company’s trading activities include providing securities brokerage services to institutional and retail clients. To facilitate these customer transactions, the Company may purchase, or take positions in equity securities (“long positions”), convertible bonds, other fixed income securities and equity index funds. The Company also enters into transactions to sell securities not yet purchased (“short positions”), which are recorded as liabilities in the consolidated statements of financial condition. The Company is exposed to market risk on these long and short securities positions as a result of decreases in market value of long positions and increases in market value of short positions. Short positions create a liability to purchase the security in the market at prevailing prices. Such transactions result in off-balance sheet market risk as the Company’s ultimate obligation to satisfy the sale of securities sold not yet purchased may exceed the amount recorded in the consolidated statements of financial condition. To mitigate the risk of losses, these securities positions are marked to market daily and are monitored by management to ensure compliance with limits established by the Company. The associated interest rate risk of these securities is not deemed material to the Company.

The Company is also exposed to market risk through its investments in partnerships and other investments and through certain loans to employees collateralized by such investments. In addition, as part of the Company’s investment banking and asset management activities, the Company from time to time takes long and short positions in publicly traded equities and related options and other derivative instruments and makes private equity investments, all of which expose the Company to market risk. These activities are subject, as applicable, to risk guidelines and procedures designed to manage and monitor market risk.

NOTE 18 – REGULATED BROKER-DEALER SUBSIDIARIES

TWP is a registered U.S. broker-dealer that is subject to the Uniform Net Capital Rule (the “Net Capital Rule”) under the Exchange Act administered by the Securities and Exchange Commission (“SEC”) and FINRA, which requires the maintenance of minimum net capital. TWP has elected to use the alternative method to compute net capital as permitted by the Net Capital Rule, which requires that TWP maintain minimum net capital, as defined, of $1.0 million. These rules also require TWP to notify and sometimes obtain approval from the SEC and FINRA for significant withdrawals of capital or loans to affiliates.

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

TWPIL is a registered U.K. broker-dealer and is subject to the capital requirements of the Financial Securities Authority.

The table below summarizes the minimum capital requirements for the Company’s broker-dealer subsidiaries (in thousands):

	December 31, 2009
	Required Net Capital	Net Capital	Excess Net Capital
TWP	$1,000	$31,112	$30,112
TWPC	238	12,533	12,295
TWPIL	1,119	2,870	1,751

Total	$2,357	$46,515	$44,158

	December 31, 2008
	Required Net Capital	Net Capital	Excess Net Capital
TWP	$1,000	$41,867	$40,867
TWPC	203	10,822	10,619
TWPIL	1,469	1,794	325

Total	$2,672	$54,483	$51,811

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

NOTE 19 — SEGMENT INFORMATION

The following table represents net revenues by geographic area (in thousands):

	Year Ended December 31,
	2009	2008	2007
United States	$139,838	$161,321	$289,040
Other countries	55,218	28,206	9

Total net revenues	$195,056	$189,527	$289,049

No single customer accounted for more than 10% of the Company’s net revenues during the years ended December 31, 2009, 2008 and 2007.

Net revenues from countries other than the United States during the years ended December 31, 2009 and 2008 consists primarily of net revenues from Canada, which accounted for 77% and 75%, respectively, of net revenues from other countries.

The following table represents long lived assets, excluding other intangible assets, by geographic area based on the physical location of the assets (in thousands):

	December 31,
	2009	2008

United States	$11,603	$17,261
Other countries	3,250	3,320

Total long lived assets—net	$14,853	$20,581

NOTE 20 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents the Company’s unaudited quarterly results (in thousands, except per share data). These quarterly results were prepared in accordance with GAAP and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results.
	Three Months Ended
	March 31	June 30	September 30	December 31
Fiscal Year 2009:
Net revenues	$43,099	$48,286	$43,554	$60,117

Expenses excluding interest:
Compensation and benefits	30,678	30,061	27,312	45,304
Non-compensation expenses	35,434	29,141	30,297	30,678

Total expenses excluding interest	66,112	59,202	57,609	75,982

Loss before tax	(23,013)	(10,916)	(14,055)	(15,865)
Provision for taxes (tax benefit)	840	(706)	336	(641)

Net loss	$(23,853)	$(10,210)	$(14,391)	$(15,224)

Net loss per share:
Basic net loss per share	$(0.74)	$(0.31)	$(0.44)	$(0.46)
Diluted net loss per share	$(0.74)	$(0.31)	$(0.44)	$(0.46)

Fiscal Year 2008:
Net revenues	$48,924	$60,014	$49,046	$31,543

Expenses excluding interest:
Compensation and benefits	40,389	41,788	36,869	28,140
Non-compensation expenses	34,987	35,112	131,656	36,138

Total expenses excluding interest	75,376	76,900	168,525	64,278

Loss before tax	(26,452)	(16,886)	(119,479)	(32,735)
Provision for taxes (tax benefit)	(8,647)	(6,759)	(10,300)	33,406

Net loss	$(17,805)	$(10,127)	$(109,179)	$(66,141)

Net loss per share:
Basic net loss per share	$(0.54)	$(0.31)	$(3.41)	$(2.08)
Diluted net loss per share	$(0.54)	$(0.31)	$(3.41)	$(2.08)

NOTE 21 – SUBSEQUENT EVENT

As previously disclosed, the Company has received inquiries from FINRA for information concerning the Company’s activities involving ARS. On July 23, 2009, the Staff advised the Company that the Staff has made a preliminary determination to recommend disciplinary action against the Company relating to certain activities involving ARS.

The Company has responded to the Staff’s preliminary determination and continues to communicate with the Staff in an effort to try to resolve the matter.  Based upon its discussions with the Staff, the Company believes that it has reached an understanding in principle, subject to documenting that understanding in a letter of acceptance, waiver and consent acceptable to FINRA, that would resolve all aspects of the investigation of the Company. In light of the terms of that agreement in principle, the Company has established in total a $4.0 million provision for loss contingencies related to the FINRA investigation, all of which would be paid to FINRA as a fine in connection with the resolution of all aspects of the investigation of the Company.

Further discussion of this matter is included in the description of legal proceedings contained in Note 16 – Commitments, Guarantees and Contingencies.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
THOMAS WEISEL PARTNERS GROUP, INC.
By:           /s/ Thomas W. Weisel
Name:           Thomas W. Weisel
Title:             Chairman and Chief Executive Officer

Date: March 12, 2010

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas W. Weisel, Ryan Stroub and Mark P. Fisher, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agents full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas W. Weisel	Director, Chairman and Chief Executive Officer (principal executive officer)	March 12, 2010
Thomas W. Weisel

/s/ Ryan Stroub	Chief Financial Officer (principal financial officer)	March 12, 2010
Ryan Stroub

/s/ Thomas I.A. Allen	Director	March 12, 2010
Thomas I.A. Allen

Director
Matthew R. Barger

/s/ Michael W. Brown	Director	March 12, 2010
Michael W. Brown

/s/ Robert E. Grady	Director	March 12, 2010
Robert E. Grady

Director
B. Kipling Hagopian

/s/ Alton F. Irby III	Director	March 12, 2010
Alton F. Irby III

/s/ Timothy A. Koogle	Director	March 12, 2010
Timothy A. Koogle

S-1

EXHIBIT INDEX

		Incorporated by Reference
Exhibit			File	Date of	Exhibit	Filed
Number	Exhibit Description	Form	Number	First Filing	Number	Herewith
2.1	Plan of Reorganization and Merger Agreement, dated as of October 14, 2005, by and among Thomas Weisel Partners Group LLC, Thomas Weisel Partners Group, Inc. and TWPG Merger Sub LLC	S-1/A	333-129108	12/13/2005	2.1
2.2	Agreement and Plan of Merger between Thomas Weisel Partners Group, Inc. and Thomas Weisel Partners Group LLC	10-K	000-51730	3/29/2006	2.2
2.3	Arrangement Agreement dated as of December 31, 2007 by and among Thomas Weisel Partners Group, Inc., TWP Acquisition Company (Canada), Inc., Westwind Capital Corporation, and Lionel Conacher, as Shareholders’ Representative	8-K	000-51730	10/1/2007	2.1
3.1	Certificate of Incorporation	S-1	333-129108	10/19/2005	3.1
3.2	By-Laws	S-1	333-129108	10/19/2005	3.2
3.3	Certificate of Designations, Preferences and Rights of the Special Voting Preferred Stock of Thomas Weisel Partners Group, Inc.	8-K	000-51730	1/1/2008	3.3
4.1	Form of Common Stock Certificate	10-K	000-51730	3/29/2006	4.1
4.2	Registration Rights Agreement	10-K	000-51730	3/29/2006	4.2
4.3	Warrant	10-K	000-51730	3/29/2006	4.3
10.1	Partners’ Equity Agreement	10-K	000-51730	3/29/2006	10.1
10.2+	Form of Employment Agreement	S-1/A	333-129108	1/17/2006	10.2
10.3	Form of Pledge Agreement	S-1/A	333-129108	1/17/2006	10.3
10.4+	Equity Incentive Plan	S-1/A	333-129108	2/1/2006	10.4
10.5+	Amended and Restated Equity Incentive Plan	10-Q	000-51730	8/10/2007	10.1
10.6+	Second Amended and Restated Thomas Weisel Partners Group, Inc. Equity Incentive Plan	10-Q	000-51730	8/8/2008	10.1
10.7+	Third Amended and Restated Thomas Weisel Partners Group, Inc. Equity Incentive Plan	10-K	000-51730	3/16/09	10.7
10.8	Form of Indemnification Agreement	S-1/A	333-129108	1/17/2006	10.5
10.9	Form of Tax Indemnification Agreement	S-1/A	333-129108	1/17/2006	10.6
10.10+	Thomas Weisel Partners Group, Inc. Bonus Plan	S-1/A	333-129108	2/1/2006	10.16
10.11+	Form of Restricted Stock Unit Award Agreement	S-1/A	333-129108	2/1/2006	10.17
10.12+	Form of Restricted Stock Award Agreement	S-1/A	333-129108	2/1/2006	10.18
10.13+	Form of Performance Award Agreement	8-K	000-51730	6/11/2008	99.1
10.14+	Form of Equity Incentive Plan Performance Award Agreement (Performance Based, August 2008)	8-K	000-51730	8/1/2008	99.2
10.15+	Form of Restricted Stock Unit Award Agreement (Time Based, August 2008)	8-K	000-51730	8/1/2008	99.3
10.16+	Form of Restricted Stock Unit Award Agreement	8-K	000-51730	8/1/2008	99.4
10.17+	CEO Employment Agreement	10-K	000-51730	3/29/2006	10.19
10.18+	First Amendment to CEO Employment Agreement	10-Q	000-51730	11/13/2007	10.4
10.19+	Amended and Restated CEO Employment Agreement	10-KA	000-51730	3/17/2009	10.19
10.20+	Amendment No. 1 to Amended and Restated CEO Employment Agreement	10-Q	000-51730	5/8/09	10.1
10.21+	President Employment Agreement	8-K	000-51730	1/1/2008	10.3

		Incorporated by Reference
Exhibit			File	Date of	Exhibit	Filed
Number	Exhibit Description	Form	Number	First Filing	Number	Herewith
10.22+	Amended and Restated President Employment Agreement	10-KA	000-51730	3/17/2009	10.21
10.23+	Amendment No. 1 to Amended and Restated President Employment Agreement	10-Q	000-51730	5/8/09	10.2
10.24+	Agreement, dated as of February 27, 2009, between Thomas Weisel Partners Group, Inc. and Lionel F. Conacher	10-KA	000-51730	3/17/2009	10.22
10.25+	Form of Equity Incentive Plan Restricted Stock Unit Award Agreement to Lionel F. Conacher	10-KA	000-51730	3/17/2009	10.23
10.26+	President’s Employment Agreement	8-K	000-51730	7/29/09	10.1
10.27+	Relocation Letter	8-K	000-51730	7/29/09	10.2
10.28+	Side Letter	8-K	000-51730	7/29/09	10.3
10.29+	Option Award Agreement	10-Q	000-51730	8/7/09	10.7
10.30	Letter Agreement, dated as of January 27, 2006, between Thomas Weisel Partners Group LLC and California Public Employees’ Retirement System	S-1/A	333-129108	2/1/2006	10.14
10.31	Fully Disclosed Clearing Agreement dated as of August 15, 2005 by and between National Financial Services LLC and Thomas Weisel Partners LLC	10-Q	000-51730	5/8/2006	10.12
10.32	Amendments to the Fully Disclosed Clearing Agreement dated as of August 15, 2005 by and between National Financial Services LLC and Thomas Weisel Partners LLC	10-Q	000-51730	8/10/2007	10.2
10.33	Subscription Agreement, dated as of January 18, 2000, between Thomas Weisel Partners Group LLC and California Public Employees’ Retirement System, as amended	S-1/A	333-129108	12/13/2005	10.13
10.34	Alliance Agreement, dated as of November 14, 2001, among Nomura Securities Co., Ltd., Nomura Corporate Advisors Co., Ltd., Nomura Holding America Inc. and Thomas Weisel Partners Group LLC	S-1/A	333-129108	12/13/2005	10.15
10.35	Revolving Note and Cash Subordination Agreement	10-Q	000-51730	5/8/09	10.3
10.36
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
		S-1/A	333-129108	12/13/2005	10.7

		Incorporated by Reference
Exhibit			File	Date of	Exhibit	Filed
Number	Exhibit Description	Form	Number	First Filing	Number	Herewith
10.37	Lease, dated as of January 10, 2000, between Teachers Insurance and Annuity Association of America and Thomas Weisel Partners Group LLC, as amended by the First Amendment dated as of February 1, 2000, the Second Amendment dated as of June 21, 2000 and the Third Amendment dated as of October 29, 2003	S-1/A	333-129108	12/13/2005	10.8
10.38	Lease, dated as of June 21, 2000, between Teachers Insurance and Annuity Association of America and Thomas Weisel Partners Group LLC, as amended by the First Amendment dated as of April 20, 2001 and the Second Amendment dated as of October 8, 2003	S-1/A	333-129108	12/13/2005	10.9
10.39	Lease, dated May 5, 1999, between 390 Park Avenue Associates, LLC and Thomas Weisel Partners Group LLC, as amended by the Letter Agreement dated as of June 3, 1999, the Lease Amendment dated as of October 1, 19999 and the Third Lease Amendment dated as of May 3, 2000	S-1/A	333-129108	12/13/2005	10.10
10.40	Lease, dated as of June 30, 1999, between Fort Hill Square Phase 2 Associates and Thomas Weisel Partners Group LLC, as amended by the First Amendment dated as of October 25, 1999, the Second Amendment dated as of June 12, 2000 and the Third Amendment dated as of January 8, 2002	S-1	333-129108	10/19/2005	10.11
10.41	Lease, dated as of November 9, 2006, between Moss Adams LLP and Thomas Weisel Partners Group, Inc.	10-K	000-51730	3/16/2007	10.21
10.42	Lease, dated as of December 31, 2007, between SP4 190 S. LASALLE, L.P. and Thomas Weisel Partners Group, Inc.	10-Q	000-51730	8/10/2007	10.3
10.43	Lease, dated as of August 1, 2007, between Farallon Capital Management, L.L.C and Thomas Weisel Partners Group, Inc.	10-Q	000-51730	11/13/2007	10.5
10.44	Lease, dated as of September 1, 2007, between Schweizerische Rückversicherungs-Gesellschaft, and Thomas Weisel Partners International Limited	10-Q	000-51730	11/13/2007	10.6
10.45	Sublease, dated as of July 30, 2004, between Dewey Ballantine LLP and Thomas Weisel Partners Group LLC	S-1	333-129108	10/19/2005	10.12
10.46	Sublease, dated as of November 30, 2006, between Arastra, Inc. and Thomas Weisel Partners Group, Inc.	10-K	000-51730	3/16/2007	10.23
10.47	Sublease, dated as of November 30, 2006, between Cedar Associates LLC and Thomas Weisel Partners Group, Inc.	10-K	000-51730	3/16/2007	10.24

		Incorporated by Reference
Exhibit			File	Date of	Exhibit	Filed
Number	Exhibit Description	Form	Number	First Filing	Number	Herewith
10.48	Sublease, dated as of November 27, 2006, between The Alexander Group, Inc. and Thomas Weisel Partners Group, Inc.	10-K	000-51730	3/16/2007	10.25
10.49	Sublease, dated as of November 30, 2006, between Gyrographic Communications Inc. and Thomas Weisel Partners Group, Inc.	10-K	000-51730	3/16/2007	10.26
10.50	License to Assign Underlease, dated as of October 15, 2007, between Oppenheim Immobilien-Kapitalanlagegesellschaft mbH to Fox Williams LLP and Bache Equities Limited and Thomas Weisel Partners International Limited and Thomas Weisel Partners Group, Inc.	10-K	000-51730	3/17/2008	10.33
10.51	Leave and License Agreement, dated as of December 2, 2005, between Tivoli Investments & Trading Company Private Limited and Thomas Weisel International Private Limited	S-1/A	333-129108	1/17/2006	10.25
10.52	Leave and License Agreement, dated as of December 2, 2005, between Fitech Equipments (India) Private Limited and Thomas Weisel International Private Limited	S-1/A	333-129108	1/17/2006	10.26
10.53	Loan and Security Agreement among Silicon Valley Bank, Thomas Weisel Capital Management LLC, Thomas Weisel Venture Partners LLC, Thomas Weisel Healthcare Venture Partners LLC and Tailwind Capital Partners LLC, dated as of June 30, 2004	S-1/A	333-129108	1/17/2006	10.20
10.54	Unconditional Secured Guaranty by Thomas Weisel Partners Group LLC to Silicon Valley Bank, dated June 15, 2004	S-1/A	333-129108	1/17/2006	10.21
10.55	Master Security Agreement between General Electric Capital Corporation and Thomas Weisel Partners Group LLC, dated as of December 31, 2003, as amended by the Amendment dated as of November 30, 2005, the Financial Covenants Addendum No. 1 to Master Security Agreement, dated as of December 31, 2003, and the Financial Covenants Addendum No. 2 to Master Security Agreement, dated as of November 30, 2005	S-1/A	333-129108	1/17/2006	10.22
10.56	Westwind Capital Corporation Shareholders’ Equity Agreement dated as of December 31, 2007 by and among Thomas Weisel Partners Group, Inc. and Certain Former Shareholders of Westwind Capital Corporation	8-K	000-51730	1/1/2008	10.1
10.57	Form of Pledge Agreement dated as of December 31, 2007 by and among Thomas Weisel Partners Group, Inc., TWP Holdings Company (Canada), ULC, TWPG Acquisition Company (Canada), Inc., and The Individual Named Herein	8-K	000-51730	1/1/2008	10.2

Incorporated by Reference
Exhibit			File	Date of	Exhibit	Filed
Number	Exhibit Description	Form	Number	First Filing	Number	Herewith
21.1	List of Subsidiaries of the Registrant	—	—	—	—	X
23.1	Consent of Deloitte & Touche LLP	—	—	—	—	X
24.1*	Power of Attorney	—	—	—	—
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	—	—	—	—	X
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	—	—	—	—	X
32.1	Section 1350 Certification of Chief Executive Officer	—	—	—	—	X
32.2	Section 1350 Certification of Chief Financial Officer	—	—	—	—	X
______________________

+     Indicates a management contract or a compensatory arrangement.

*     Included on signature page of this filing.