Form 10-K/A
period 2009-12-31
Thomas Weisel Partners Group, Inc.
filed 2010-04-28
CIK 1340354

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

Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☐

The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrants’ common stock on June 30, 2009 as reported on The NASDAQ Stock Market, Inc. was $162,235,551.

As of April 27, 2010 there were 32,931,220 shares of the registrant’s common stock outstanding, including 6,183,121 shares of TWP Acquisition Company (Canada), Inc., a wholly-owned subsidiary of the registrant. Each exchangeable share is exchangeable at any time into common stock of the registrant on a one-for-one basis, entitles the holder to dividend and other rights economically equivalent to those of the common stock, and through a voting trust, votes at meetings of stockholders of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to the Thomas Weisel Partners Group, Inc. Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on March 12, 2010 (the “2009 Annual Report”), is being filed to replace in its entirety the information provided in Part III of the 2009 Annual Report, which was previously expected to be incorporated by reference from our 2010 Annual Meeting Proxy Statement. In addition, this Amendment No. 1 amends Item 15 of Part IV of the 2009 Annual Report to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002 as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended. Because this Amendment No. 1 includes no financial statements, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Except for the amendment described above, this Amendment No.1 does not otherwise update any information as originally filed and does not otherwise reflect events occurring after the original filing date of our 2009 Annual Report.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance of the Registrant

The information required by Item 401 of Regulation SK is included in Item 4 – “Submission of Matters to a Vote of Security Holders” of the Annual Report on Form 10-K, filed on March 12, 2010.

Board of Directors

Our Board of Directors presently consists of eight members: Thomas W. Weisel, our Chief Executive Officer and the Chairman of our Board of Directors, Matthew R. Barger, our Lead Director, Thomas I.A. Allen, Michael W. Brown, Robert E. Grady, B. Kipling Hagopian, Alton F. Irby III and Timothy A. Koogle. All of our directors are elected annually for a term expiring at the annual meeting of shareholders in the following year. Each director will hold office until his or her successor has been elected and qualified or until the director’s earlier resignation or removal.

For the 2010/2011 term, our Board of Directors will consist of eight directors. The eight director nominees are Thomas W. Weisel, Thomas I.A. Allen, Matthew R. Barger, Michael W. Brown, Robert E. Grady, B. Kipling Hagopian, Alton F. Irby III and Timothy A. Koogle. Each of the eight nominees is currently a member of the Board of Directors and has been recommended for re-election to the Board of Directors by our Corporate Governance and Nominations Committee and approved and nominated for re-election by the Board of Directors.

Nominees for Election as Directors

The eight director nominees are Thomas W. Weisel, Thomas I.A. Allen, Matthew R. Barger, Michael W. Brown, Robert E. Grady, B. Kipling Hagopian, Alton F. Irby III and Timothy A. Koogle. Each of the eight nominees is currently a member of the board of directors and has been recommended for election to the board of directors by our Corporate Governance and Nominations Committee and approved and nominated for election by the board of directors.

Set forth below is information as of April 2010 regarding the director nominees, which has been confirmed by each of them for inclusion.

Thomas W. Weisel – Mr. Weisel, age 69, has served as our Chairman and Chief Executive Officer since October 1998 and has been a director of Thomas Weisel Partners Group, Inc. since October 2005. Prior to founding Thomas Weisel Partners, from 1978 until September 1998, Mr. Weisel was Chairman and Chief Executive Officer of Montgomery Securities, an investment banking and financial services firm. Mr. Weisel also founded and served as President of Montgomery Sports, which was also known as Tailwind Sports. Mr. Weisel served as a director on the NASDAQ Stock Market Board of Directors from 2002 to 2006. Mr. Weisel received a bachelor of arts degree from Stanford University and an M.B.A. from Harvard Business School. In nominating Mr. Weisel, the Corporate Governance and Nominations Committee considered as important factors Mr. Weisel’s leadership of, service to and familiarity with the Company, his extensive experience in the financial services industry, his experience and familiarity with the financial statements and financial disclosure of financial services companies and his familiarity with the various markets in which the Company competes.

Matthew R. Barger – Mr. Barger, age 52, has served as our Lead Director since September 2009 and a director of Thomas Weisel Partners Group, Inc. since February 2007. Mr. Barger is currently a Senior Advisor to Hellman & Friedman LLC, a private equity firm. Mr. Barger joined Hellman & Friedman in 1984 and has held several positions during his tenure, including that of Managing General Partner. Prior to joining Hellman & Friedman, Mr. Barger was an associate in the Corporate Finance Department of Lehman Brothers Kuhn Loeb. Mr. Barger serves as a director of Hall Capital Partners, an investment advisory firm, and also serves as an

Advisory Board member of Artisan Partners and of Mondrian Investment Partners, both investment advisory firms. Mr. Barger holds a bachelor’s degree from Yale University and an M.B.A. from the Stanford Graduate School of Business. In nominating Mr. Barger, the Corporate Governance and Nominations Committee considered as important factors Mr. Barger’s extensive experience in the private equity industry, his experience and familiarity with the financial statements and financial disclosure and his experience as a Director of the Company.

Thomas I.A. Allen – Mr. Allen, age 70, has been a director of Thomas Weisel Partners Group, Inc. since February 2008. Mr. Allen was a Partner of, and is of Counsel to, Ogilvy Renault LLP, an international law firm based in Canada. Mr. Allen served as a director of Westwind Capital Corporation, prior to its acquisition by Thomas Weisel Partners in January 2008. Mr. Allen also serves as a director of Mundoro Capital Inc., Terra Nova Minerals Inc., YM BioSciences Inc. and Middlefield Bancorp Limited. Mr. Allen is a Fellow of the Chartered Institute of Arbitrators (London, England). He is also past Chairman of the Accounting Standards Oversight Council of Canada and a former member of the Advisory Board of the Office of the Superintendent of Financial Institutions of Canada and past Chairman of the Corporate Finance Committee of the Investment Dealers Association of Canada (IDA), a former public director of the IDA, and a former member of the IDA’s Executive Committee. Mr. Allen holds a bachelor of arts degree and an LL.B, both from the University of Western Ontario. In nominating Mr. Allen, the Corporate Governance and Nominations Committee considered as important factors Mr. Allen’s extensive legal experience, his expertise and familiarity with accounting standards, financial statements and financial disclosure of financial services companies and his experience as a Director of the Company.

Michael W. Brown – Mr. Brown, age 64, has been a director of Thomas Weisel Partners Group, Inc. since February 2007. Mr. Brown was an officer of Microsoft Corporation from December 1989 through July 1997, serving as Vice President and Chief Financial Officer from August 1994 to July 1997, as Vice President – Finance from April 1993 to August 1994 and as Treasurer from January 1990 to April 1993. Prior to joining Microsoft, Mr. Brown spent 18 years with Deloitte & Touche LLP in various positions. Mr. Brown is also a director of EMC Corporation, a provider of information management systems, software and services, a director of VMware, Inc., a provider of computer virtualization solutions, and a director of Administaff, Inc., a professional employer organization providing services such as payroll and benefits administration. Mr. Brown is also a director of several private companies. Mr. Brown is a past Chairman of the NASDAQ Stock Market Board of Directors and a past governor of the National Association of Securities Dealers. Mr. Brown holds a bachelor of science degree in economics from the University of Washington in Seattle. In nominating Mr. Brown, the Corporate Governance and Nominations Committee considered as important factors Mr. Brown’s experience in a leadership role of a large and complex organization, his extensive experience and familiarity with financial statements and financial disclosure of complex organizations and his experience as a Director of the Company.

Robert. E. Grady – Mr. Grady, age 52, has been a director of Thomas Weisel Partners Group, Inc. since September 2009. Mr. Grady is currently a partner and managing director at Cheyenne Capital, a private equity investment firm. Prior to joining Cheyenne Capital, from 2000 – 2009, Mr. Grady served as a partner at The Carlyle Group, one of the world’s largest private equity firms, where he was Chairman and Managing Partner of Carlyle Venture Partners, the firm’s U.S. venture and growth capital organization. Mr. Grady joined Carlyle in 2000 as global head of Venture Capital and served as a Member of Carlyle’s Management Committee. Mr. Grady served as Chairman of the National Venture Capital Association’s Board of Directors from 2006 – 2007, having joined the Board of Directors in 2002. Prior to joining Carlyle, Mr. Grady was a Managing Director and member of the Management Committee at Robertson Stephens & Company, an emerging growth investment bank. Mr. Grady previously served in the White House as Deputy Assistant to President George H.W. Bush and as Executive Associate Director of the Office of Management and Budget (OMB). Mr. Grady also served for a decade on the faculty of the Stanford Graduate School of Business where he taught courses on environmental policy and regulation. Mr. Grady is also a Director of AuthenTec, Inc., Maxim Integrated Products and several privately-held companies. Mr. Grady holds an A.B degree, cum laude, from Harvard College and an M.B.A. from the Stanford Graduate School of Business. In nominating Mr. Grady, the Corporate Governance and

Nominations Committee considered as important factors Mr. Grady’s experience in leadership roles at large financial services firms, his extensive experience in the financial services industry, his experience and familiarity with financial statements and financial disclosure of financial services companies and his familiarity with the various markets in which the Company competes.

B. Kipling Hagopian – Mr. Hagopian, age 68, has been a director of Thomas Weisel Partners Group, Inc. since January 2006. Mr. Hagopian was a founder of Brentwood Associates, a venture capital investment company, and was a general partner of all of the funds started by Brentwood Associates from inception until 1996. He has been a Special Limited Partner of each of the five Brentwood funds started since 1989, and is a Special Advisory Partner to Redpoint Ventures I which is a successor to Brentwood Associates’ information technology funds. Mr. Hagopian is also a Managing Partner of Apple Oaks Partners LLC, a private investment company which manages his own capital and the capital of one other individual. Mr. Hagopian serves as Chairman of the Board of Directors of Maxim Integrated Products, a semiconductor company. Mr. Hagopian holds a bachelor of arts degree and an M.B.A., both from the University of California, Los Angeles. In nominating Mr. Hagopian, the Corporate Governance and Nominations Committee considered as important factors Mr. Hagopian’s extensive experience in the private equity industry, his experience and familiarity with the financial statements and financial disclosure and his experience as a Director of the Company.

Alton F. Irby III – Mr. Irby, age 69, has been a director of Thomas Weisel Partners Group, Inc. since February 2008. Mr. Irby is a founding partner of London Bay Capital LLC, a privately held investment firm, which was founded in May 2006 and he was founding partner of Tricorn Partners LLP, a privately held investment bank from May 2003 to May 2006. Prior to founding Tricorn Partners, Mr. Irby was Chairman and Chief Executive Officer of HawkPoint Partners, formerly known as National Westminster Global Corporate Advisory, and was a founding partner of Hambro Magan Irby Holdings. He is the chairman of ContentFilm plc and also serves as a director of McKesson Corporation (and of one of McKesson Corporation’s U.K. subsidiaries) and several other privately held firms. Mr. Irby holds a bachelor’s degree from the Georgia Institute of Technology and served four years on active duty as an intelligence officer in the U.S. Marine Corps. In nominating Mr. Irby, the Corporate Governance and Nominations Committee considered as important factors Mr. Irby’s extensive experience in the financial services industry, his experience and familiarity with financial statements and financial disclosure and his experience as a Director of the Company.

Timothy A. Koogle – Mr. Koogle, age 58, has been a director of Thomas Weisel Partners Group, Inc. since January 2006. In 1978, Mr. Koogle founded Phase 2, Inc., which was sold to Motorola, Inc. in 1981. Mr. Koogle served in a number of executive management positions with Motorola between 1981 and 1990. He was President of Intermec Corporation and Corporate Vice President of its parent company, Western Atlas/ Litton, a multinational technology company from 1990 to 1995. Mr. Koogle was the founding Chief Executive Officer of Yahoo! Inc. from July 1995 to May 2001 and Chairman of the Board of Directors of Yahoo! from 1999 to 2001. Mr. Koogle served as Vice Chairman and Director of Yahoo! from May 2001 to August 2003. He is currently a private venture investor engaged in the formation and growth of early stage technology companies. He is also founder and Chief Executive Officer of Serendipity Land Holdings, LLC, a private land development company, and the Managing Director of The Koogle Foundation, a private philanthropic organization focused on the education of underprivileged youth. Mr. Koogle holds a bachelor of science degree from the University of Virginia and M.S. and D. Engr. degrees in mechanical engineering from Stanford University. In nominating Mr. Koogle, the Corporate Governance and Nominations Committee considered as important factors Mr. Koogle’s experience in a leadership role of a large and complex organization, his extensive experience and familiarity with financial statements and financial disclosure of complex organizations and his experience as a Director of the Company.

There are no family relationships between any director or executive officer of the Company and any other director or executive officer of the Company.

Independence of Non-Employee Directors

Our board of directors and Corporate Governance and Nominations Committee has analyzed the independence of each nominee for the board of directors and has determined that each of our nominees, other than Mr. Weisel is independent of us under both our Standards Regarding Director Independence Determinations and the applicable NASDAQ Stock Market listing standards. In addition, our board of directors and its Corporate Governance and Nominations Committee have determined that each current and proposed member of the Audit Committee is “independent” under the SEC’s audit committee independence standards and that each member of our Compensation Committee is an “outside director” within the meaning of Section 162(m) of the Internal Revenue Code. Our Standards Regarding Director Independence Determinations are available in the “Investor Relations – Corporate Governance” section of our website at www.tweisel.com.

In connection with the independence determinations, our Corporate Governance and Nominations Committee and the board of directors considered all of the relationships between each independent director and us, and in particular the following types of relationships: (i) brokerage and investment banking relationships between us and any independent director, their family members and entities any of them are affiliated with or in which they are significantly invested, (ii) relationships between us and any third-party vendor that is affiliated with any independent director or any of their family members or in which any of them are significantly invested and (iii) relationships with Deloitte & Touche LLP, our independent auditors.

Board Leadership Structure

Our Board currently consists of seven independent directors and one employee director. Mr. Weisel has served as our Chairman and Chief Executive Officer since October 1998. Beginning September 2009, the Board has designated one of the independent directors as Lead Director. We believe that the number of independent, experienced directors that make up our Board, along with the independent oversight of our Lead Director, benefits us and our stockholders. While different board leadership structures may be appropriate for other companies in different situations, we believe our current Board leadership structure, with its strong emphasis on Board independence, provides effective independent oversight of management, while allowing both the Board and management to benefit from Mr. Weisel’s 30 plus years of experience in the industry. In addition, we believe that having a single leader for both the Company and the Board eliminates the potential for confusion or duplication of efforts, and provides clear leadership for the Company. We believe the Company, like many U.S. companies, has been well-served by this leadership structure.

Because the positions of Chairman of the Board and Chief Executive Officer are held by the same person, the Board believes it is appropriate for the independent directors to elect one independent director to serve as a Lead Director. The Lead Director’s responsibilities include (1) being available to discuss with the other directors concerns they may have about the Company and its performance and relaying these concerns, where appropriate, to the full Board; (2) being available to consult with the Chief Executive Officer regarding the concerns of the directors; (3) being available to be consulted by the senior executives of the Company as to concerns they may have; and (4) presiding at executive sessions of the Board.

Risk Oversight

Our Board does not have a separate risk committee, but instead believes that the entire Board is responsible for overseeing the Company’s risk management. Accordingly, our Board, in conjunction with our senior management, is actively involved in overseeing the Company’s risks. At a Company-wide level, the Board and Company have implemented policies and procedures providing guidelines for their employees in their day-to-day activities. These include but are not limited to the Company’s Code of Conduct and Ethics, Anti-Money Laundering Policy, Chinese Wall Procedures, Identity Theft Prevention Program, Privacy Policy and Procedures for Treatment of Complaints and Incident Reports. In addition, the management structure of each of the Company’s business lines is designed to manage risk on a daily basis, with members of the Company’s senior management having ultimate responsibility for those business lines. The Company’s senior management provides regular reports to the Board of any material issues and material risks within the business lines and the degree of its exposure to those risks. These issues are discussed with the Board to ensure that management is properly focused on risk. As a tool to help provide oversight over the Company’s market and strategic risks, the Board also reviews business plans for the Company as a whole.

The Board also receives risk-related information from each of the Company’s compliance, internal audit and legal functions. On a quarterly basis, the compliance department presents a summary of all regulatory inquiries and material incidents reported to the Compliance department during that quarter and provides an annual compliance report. The legal department provides a quarterly summary of the Company’s new, ongoing and potential litigation and regulatory actions and a report on the Company’s Whistleblower Program. The internal audit department reports directly to the Board’s Audit Committee and is responsible for independently assessing the controls that allow for management and monitoring of the Company’s risk. The internal audit department provides the Audit Committee with an annual firm-wide risk assessment based on the COSO model, performs reviews and audits as directed and as part of an annual audit program and participates in the Company’s compliance with the Sarbanes-Oxley Act. In addition to these regular reports, material risks identified by these departments are communicated to the Board as they arise.

In addition, each of our Board committees considers risk within its area of responsibility. For instance, our Audit Committee is apprised quarterly of significant accounting matters and of areas wherein management exercises judgment in the determination of accounting estimates including the value of assets and liabilities and the recognition of revenue and expenses. In addition, they discuss legal and compliance matters, and assess the adequacy of our risk-related internal controls. The Audit Committee also requests management to address specific risk issues at its meetings. Likewise, the Compensation Committee considers risk and structures our compensation programs with an eye to providing incentives to appropriately reward growth without undue risk taking. On an annual basis, the Corporate Governance and Nominations Committee reviews our Company’s and Board Committees’ structure to ensure appropriate oversight of risk.

Board Committees

Our board of directors held five meetings during 2009. Each of our directors, other than Mr. Koogle, attended at least 80% in the aggregate of the total number of meetings of the board of directors and the committees of the board of directors on which he served during 2009. Attendance at board of directors and committee meetings during 2009 averaged above 87% for our directors as a group. We encourage our directors to attend annual meetings of stockholders and we have scheduled our 2010 second quarter board of directors and committee meetings to coincide with the Annual Meeting. All of our directors attended our last annual meeting of stockholders. Information about how to communicate with our board of directors or any member or committee of the board of directors is set forth herein under “Communicating with the Board of Directors”.

Our board of directors has the authority to appoint committees to perform certain management and administrative functions. Our board of directors has separately designated a standing Audit Committee, Compensation Committee and Corporate Governance and Nominations Committee, and from time to time may establish other committees to facilitate the management of our business. Our board of directors has established a policy that committee chairmanships should be rotated at least once every three years.

Audit Committee. Our Audit Committee is currently comprised of four independent directors, who currently are Mr. Allen, Mr. Brown, Mr. Grady and Mr. Irby in compliance with the applicable rules of the NASDAQ Stock Market. Mr. Brown is the Chairman of the Audit Committee. If all of our director nominees are elected, then effective immediately after our 2010 Annual Meeting of Shareholders, the membership of our Audit Committee would not change and the Audit Committee would continue to consist of the following four independent directors: Mr. Brown (Chair), Mr. Allen, Mr. Grady and Mr. Irby.

Our board of directors has determined that each current and prospective member of the Audit Committee is “independent” under the SEC’s audit committee independence standards and that each of Mr. Brown, Mr. Allen, Mr. Grady and Mr. Irby is an audit committee financial expert within the meaning of the rules of the SEC. Our Audit Committee is a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act.

Our Audit Committee reviews and reports to the board of directors on our internal controls over financial reporting, our annual and quarterly financial statements and related reports and disclosures, significant accounting policies and practices and the performance of our internal audit function. The Audit Committee is also responsible for the engagement and oversight of the Company’s independent auditors, the scope of the audit to be undertaken by our auditors and the pre-approval of any audit and permitted non-audit services provided by such auditors. Our Audit Committee has a charter that is available in the “Investor Relations – Corporate Governance” section of our website at http:// www.tweisel.com. During 2009, our Audit Committee met 12 times, including nine executive sessions with the Company’s independent auditors. The head of our internal audit department also reports directly to the Audit Committee and, when appropriate, participates in executive sessions with the Audit Committee.

Compensation Committee. In compliance with the applicable rules of the NASDAQ Stock Market, our Compensation Committee is currently comprised of three independent directors, who currently are Mr. Barger, Mr. Irby and Mr. Koogle. Mr. Irby is the Chairman of our Compensation Committee. If all of our director nominees are elected, then effective immediately after our 2010 Annual Meeting of Shareholders,, the membership of our Compensation Committee would not change and the Compensation Committee would continue to consist of the following three independent directors: Mr. Irby (Chair), Mr. Barger and Mr. Koogle.

Our board of directors has determined that each current and prospective member of our Compensation Committee is an “outside director” within the meaning of Section 162(m) of the Internal Revenue Code.

Our Compensation Committee reviews and, as it deems appropriate, recommends to the board of directors policies, practices and procedures relating to the compensation of our executive officers. The Compensation Committee also exercises all authority under our Equity Incentive Plan. From time to time, and in connection with the determination of bonus payments, the Compensation Committee approves an aggregate bonus or equity award pool and delegates to management the authority to allocate such aggregate amounts among individual employees other than executive officers. During 2009, our Compensation Committee met 10 times. Our Compensation Committee has the authority under its charter to delegate all or a portion of its duties and responsibilities to a subcommittee of the Compensation Committee. Our Compensation Committee has a charter that is available in the “Investor Relations – Corporate Governance” section of our website at http://www.tweisel.com.

Under its charter, our Compensation Committee is specifically charged with, among other things: (i) determining and approving, or recommending to the board of directors for determination and approval, the compensation of our Chief Executive Officer and (ii) determining and approving, or recommending to the board of directors for determination and approval, the compensation of our other executive officers. A further description of the process for the consideration and determination of the compensation of our executive officers, including the role of executives in that process, is included in our “Compensation Discussion and Analysis” herein. Under its charter, the Compensation Committee may retain outside consultants to assist in the evaluation of CEO or executive compensation; however, during 2009 no outside consultant was retained for this purpose.

Compensation Committee Interlocks and Insider Participation. No member of our Compensation Committee is or has previously been an officer or employee of the Company. None of our executive officers serves as a member of the board of directors or compensation committee (or body performing equivalent functions) of any entity that has one or more executive officers serving as a member of our board of directors or Compensation Committee.

Corporate Governance and Nominations Committee. Our Corporate Governance and Nominations Committee is comprised of four independent directors, who currently are Mr. Allen, Mr. Grady, Mr. Hagopian and Mr. Koogle, in compliance with the applicable rules of the NASDAQ Stock Market. Mr. Hagopian is the Chairman of the Corporate Governance and Nominations Committee. If all of our director nominees are elected, then effective immediately after our 2010 Annual Meeting of Shareholders, the membership of our Corporate Governance and Nominations Committee would not change and the Corporate Governance and Nominations Committee would continue to consist of the following four independent directors: Mr. Hagopian (Chair), Mr. Allen, Mr. Grady and Mr. Koogle.

Our Corporate Governance and Nominations Committee identifies and recommends nominees to our board of directors and oversees compliance with our Corporate Governance Guidelines. In addition, our Corporate Governance and Nominations Committee reviews and recommends to the board of directors the form and amounts of compensation for our non-employee directors. During 2009, our Corporate Governance and Nominations Committee met four times. Our Corporate Governance and Nominations Committee has a charter that is available in the “Investor Relations – Corporate Governance” section of our website. In addition, our Corporate Governance Guidelines and our Standards Regarding Director Independence Determinations are also available in this section of our website at http:// www.tweisel.com.

In accordance with our Corporate Governance Guidelines, qualified candidates for membership on our board of directors are identified and recommended by the Corporate Governance and Nominations Committee. The Board and the Corporate Governance and Nominations Committee believe that sound governance of our Company in an increasingly complex landscape requires a wide diversity of viewpoints, backgrounds, skills, and experiences. While the Corporate Governance and Nominations Committee does not have a formal policy regarding board diversity, the Corporate Governance and Nominations Committee strives to encourage diversity on the Board by basing its nominations on the following criteria:

•	Judgment, character, expertise, skills and knowledge useful to the oversight of our business;

•	Diversity of viewpoints, backgrounds, experiences and other demographics;

•	Business or other relevant experience; and

•

The extent to which the interplay of the candidate’s expertise, skills, knowledge and experience with that of other members of the board of directors will build a board of directors that is effective, collegial and responsive to the needs of the Company.

Under our Corporate Governance Guidelines, the Corporate Governance and Nominations Committee will evaluate candidates for Board membership nominated by stockholders in accordance with our bylaws in the same manner as other candidates identified by or to the Corporate Governance and Nominations Committee. Under its charter, the Corporate Governance and Nominations Committee may retain outside consultants to assist in identifying candidates; however, during 2009 no outside consultant was retained for this purpose.

In September 2009, the Corporate Governance and Nominations Committee nominated and the Board appointed Robert E. Grady for membership on the Board. Mr. Grady was recommended to the Corporate Governance and Nominations Committee by the Chief Executive Officer.

A holder of the Company’s common stock may nominate an individual for election to our board of directors in the manner set forth in, and in accordance with the provisions of, our bylaws and any such nominee will be given appropriate consideration by the Corporate Governance and Nominations Committee in accordance with, among other things, our Corporate Governance Guidelines. Under Section 1.11(b) of our bylaws, as a general matter in order for a nomination to be properly brought before the annual meeting of the Company’s stockholders to be held in 2010, notice of a nomination must be delivered to our corporate Secretary before the later of (1) ninety days prior to the date of our 2010 Annual Meeting and (2) the tenth day following the date on which we first publicly announce the date of our 2010 Annual Meeting. In any notice of nomination, the nominating stockholder must include a statement in writing setting forth (i) the name of the person or persons to be nominated, (ii) the number and class of all shares of each class of our capital stock owned of record and beneficially by the nominee, (iii) the information regarding the nominee required by paragraphs (a), (e) and (f) of Item 401 of the SEC’s Regulation S-K, (iv) the nominee’s signed consent to serve as a director if elected, (v) the nominating stockholder’s name and address and (vi) the number and class of all shares of each class of our capital stock owned of record and beneficially by the nominating stockholder.

Compensation of Directors

Our policy is not to pay additional compensation for service on our board of directors to directors who are also our employees. Our compensation policy with respect to non-employee directors for the 2009/2010 board of directors term is as follows:

•

For service on our board of directors, each non-employee director received an annual retainer of approximately $50,000, pro-rated for a partial year’s service if applicable. Under our policy, 50% or more of the annual retainer is paid in equity awards (with the percentage above 50% to be at the election of each director). For the 2009/2010 term, each of our directors elected to receive 100% of the annual retainer in equity. For purposes of our director compensation policy, equity awards are valued in accordance with the Financial Accounting Standards Codification Topic 718 (“ASC 718”), and related SEC guidance.

•

The lead director received additional annual compensation of approximately $12,500. Under our policy, the additional annual compensation is paid in either cash or equity awards at his or her election. For the 2009/2010 term, the lead director elected to receive 100% of the additional annual compensation in equity.

•

The chairpersons of the Audit and Compensation Committees each received additional annual compensation of approximately $12,500. Under our policy, the additional annual compensation is paid in either cash or equity awards at his or her election. For the 2009/2010 term, each of the chairpersons of the Audit and Compensation Committees elected to receive 100% of the additional annual compensation in equity.

•	Each non-employee director may be reimbursed for reasonable out-of-pocket expenses incurred in connection with his service on our board of directors and its committees.

•	Additional compensation may be paid to non-employee directors in connection with additional committee service, as determined by our Compensation Committee.

During the 2009/2010 board of directors term, payments to non-employee directors for service on our board of directors were made in accordance with the policy outlined above. Pursuant to this policy, in 2009 Mr. Barger and Mr. Brown each received approximately $12,500 as additional compensation for their service as lead director and chairperson of the Audit Committee, respectively, and Mr. Irby received $8,218.75, the pro-rated portion of additional compensation for service as chairperson of the Compensation Committee. During the 2009/2010 term, each non-employee director elected to receive all of his 2009 director’s compensation in the form of restricted stock units, not subject to vesting, awarded under our Equity Incentive Plan.

For the 2010/2011 board of directors term, our compensation policy with respect to non-employee directors will be as follows:

•

For service on our board of directors, each non-employee director will receive an annual retainer of approximately $75,000, pro-rated for a partial year’s service if applicable. Under our policy, 50% or more of the annual retainer will be paid in equity awards (with the percentage above 50% to be at the election of each director).

•

The lead director will receive additional annual compensation of approximately $25,000, pro-rated for a partial year’s service if applicable. Under our policy, the additional annual compensation will be paid in either cash or equity awards at his or her election.

•

The chairpersons of the Audit and Compensation Committees will each receive additional annual compensation of approximately $12,500, pro-rated for a partial year’s service if applicable. Under our policy, the additional annual compensation will be paid in either cash or equity awards at his or her election.

•

The chairperson of the Corporate Governance and Nominations Committee will receive additional annual compensation of approximately $10,000, pro-rated for a partial year’s service if applicable. Under our policy, the additional annual compensation will be paid in either cash or equity awards at his or her election.

•	Each non-employee director may be reimbursed for reasonable out-of-pocket expenses incurred in connection with his service on our board of directors and its committees.

•	Additional compensation may be paid to non-employee directors in connection with additional committee service, as determined by our Compensation Committee.

The following table sets forth information regarding amounts paid to non-employee directors during 2009 in connection with their service on our board of directors and its committees.

2009 Director Compensation

Name	Fees Earned or Paid in Cash (a)	Stock Awards (b)	Option Awards	All Other Compensation	Total
Thomas I.A. Allen (c)	$0	$53,514	$0	$0	$53,514
Matthew R. Barger (d)	$0	$66,890	$0	$0	$66,890
Michael W. Brown (d)	$0	$66,890	$0	$0	$66,890
Robert Grady (e)	$0	$34,974	$0	$0	$34,974
B. Kipling Hagopian (c)	$0	$53,514	$0	$0	$53,514
Alton F. Irby III (f)	$0	$62,256	$0	$0	$62,256
Timothy A. Koogle (c)	$0	$53,514	$0	$0	$53,514

(a)	Under our compensation policy, each non-employee director was entitled to receive 50% of his director compensation in cash, however, in 2009 each of our non-employee directors elected to receive all of his compensation in the form of restricted stock units, or RSUs, awarded under our Equity Incentive Plan. The RSUs vested immediately upon grant.

(b)	Reflects the fair value of RSUs awarded in 2009 on the award date. Pursuant to our compensation policy, the number of RSUs awarded were calculated by dividing the total dollar amount owed by the ten day weighted average price for the ten trading days prior to and including the day of grant.

(c)	In 2009, each of Mr. Allen, Mr. Hagopian and Mr. Koogle was entitled to receive $25,000 in cash as director’s compensation under our director compensation policy; however, each of them elected to receive RSUs with an equivalent value in lieu of this cash amount. In addition, in 2009 each of Mr. Allen, Mr. Hagopian and Mr. Koogle was entitled to receive $25,000 of director’s compensation in the form of RSUs. As result, in 2009 each of Mr. Allen, Mr. Hagopian and Mr. Koogle received a total of 9,910 RSUs under our director compensation policy.

(d)	In 2009, each of Mr. Barger and Mr. Brown was entitled to receive $31,250 in cash as director’s compensation under our director compensation policy; however, each of them elected to receive RSUs with an equivalent value in lieu of this cash amount. In addition, in 2009 each of Mr. Barger and Mr. Brown was entitled to receive $31,250 of director’s compensation in the form of RSUs. As result, in 2009 each of Mr. Barger and Mr. Brown received a total of 12,387 RSUs under our director compensation policy.

(e)

In 2009, Mr. Grady was entitled to receive $16,437 in cash as director’s compensation under our director compensation policy, representing the pro-rated portion of his service on the board of directors in 2009; however, Mr. Grady elected to receive RSUs with an equivalent value in lieu of this cash amount. In addition, in 2009, Mr. Grady was entitled to receive $16,437 of director’s compensation in the form of RSUs, representing the pro-rated portion of his service on the board of directors in 2009. As result, in 2009, Mr. Grady received a total of 6,525 RSUs under our director compensation policy.

(f)	In 2009, Mr. Irby was entitled to receive $29,109 in cash as director’s compensation under our director compensation policy, representing the sum of his service on the board of directors and the pro-rated portion of his service as the Chairman of the Compensation Committee in 2009; however, Mr. Irby elected to receive RSUs with an equivalent value in lieu of this cash amount. In addition, in 2009, Mr. Irby was entitled to receive a pro-rated portion of $29,109 of director’s compensation in the form of RSUs, representing the sum of his service on the board of directors and the pro-rated portion of his service as the Chairman of the Compensation Committee in 2009. As result, in 2009, Mr. Irby received a total of 11,541 RSUs under our director compensation policy.

Other Relationships with Our Directors and Executive Officers

Director and Officer Indemnification. We have entered into agreements that provide indemnification to our directors, officers and other persons requested or authorized by our Board of Directors to take actions on behalf of us for all losses, damages, costs and expenses incurred by the indemnified person arising out of such person’s service in such capacity, subject to the limitations imposed by Delaware law. These agreements are in addition to our indemnification obligations under our By-Laws.

Tax Indemnification Agreement and Related Matters. An entity that has historically operated in corporate form generally is liable for any adjustments to the corporation’s taxes for periods prior to its initial public offering. In contrast, the members of Thomas Weisel Partners Group LLC, our predecessor, rather than us, generally will be liable for adjustments to taxes (including U.S. federal and state income taxes) attributable to the operations of Thomas Weisel Partners Group LLC and its affiliates prior to our initial public offering. In connection with our initial public offering, we entered into a tax indemnification agreement to indemnify the members of Thomas Weisel Partners Group LLC against certain increases in taxes that relate to activities of Thomas Weisel Partners Group LLC and its affiliates prior to our initial public offering. The tax indemnification agreement includes provisions that permit us to control any tax proceeding or contest which might result in being required to make a payment under the tax indemnification agreement.

Private Equity Funds. We have established private equity funds in order to permit our employees to participate in our private equity, venture capital and other similar activities. Many of our employees, their spouses or entities owned or controlled by the employees have invested in these funds. Our affiliates generally bear overhead and administrative expenses for, and may provide certain other services free of charge to, the funds. In addition, certain of our directors and executive officers from time to time invest their personal funds directly in other funds managed by our subsidiaries or affiliates on the same terms and with the same conditions as the other investors in these funds, who are not our directors, executive officers or employees.

Other Transactions. Certain of our directors and officers and entities affiliated with our directors maintain brokerage accounts with us and maintain investments in investment funds that we manage. In addition, companies that our directors are investors in, or are directors or officers of, from time to time engage in transactions with us, including, for example, to provide us with software and data services and staffing services and retaining us with respect to the provision of investment banking services.

Review and Approval of Transactions with Related Persons

Under our Audit Committee Charter, our Audit Committee is responsible for reviewing and approving all related-party transactions that are required to be disclosed under Item 404 of the SEC’s Regulation S-K, and to ratify all other related party transactions of the Company. Factors taken into account in the review of related party transactions include our Code of Conduct and Ethics, our Standards Regarding Director Independence and our Corporate Governance Guidelines. Transactions with related persons that were entered into prior to our initial public offering and conversion to a corporation in February 2006 were not approved by our Audit Committee.

Item 11.	Executive Compensation

The following table sets forth information regarding the compensation paid for service during our fiscal years ended December 31, 2007, 2008 and 2009 to our Chief Executive Officer, our former Chief Financial Officer, our current Chief Financial Officer, and our other three most highly compensated executive officers who were serving as executive officers on December 31, 2009, in each case for only those fiscal years in which such individuals served as “named executive officers.” These officers are collectively referred to as our “named executive officers” in this filing. Shaugn Stanley, our former Chief Financial Officer, also served as our Chief Administrative Officer during 2009. On April 29, 2009, we announced that Mr. Stroub, formerly our Chief Accounting Officer, would replace Mr. Stanley effective on May 20, 2009 as our Chief Financial Officer.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus (a) ($)	Stock Awards (b) ($)	Option Awards (c) ($)	All Other Compensation (d) ($)	Total ($)
Thomas W. Weisel,	2007	$200,000	$—	$965,301	$—	15,561	$1,180,862
Chairman and Chief Executive Officer (e)	2008	200,000	—	$1,101,643	—	18,048	1,319,691
	2009	180,000	—	—	—	15,303	195,303

Lionel F. Conacher,	2008	$200,000	$1,011,000	$1,032,159	$—	$159,440	$2,402,599
President and Chief Operating Officer (f)(g)(h)(i)	2009	180,000	1,440,000	770,244	361,632	465,681	3,217,557

Ryan Stroub,	2009	$270,000	$161,000	$25,831	$—	$6,582	$463,413
Chief Financial Officer

Shaugn Stanley,	2008	$200,000	$251,000	$454,110	$—	$18,604	$923,714
Former Chief Financial Officer (j)(m)	2009	180,000	192,000	189,163	—	15,914	577,077

Bradford Raymond,	2008	$200,000	$311,000	$1,791,572	$—	$1,689	$2,304,261
Co-Head of Investment Banking (k)(m)	2009	180,000	642,000	295,520	—	1,362	1,118,882

Anthony Stais,	2007	$200,000	$700,000	$579,180	$—	$16,341	$1,495,521
Head of Trading (l)(m)	2008	200,000	271,000	1,274,930	—	18,828	1,764,758
	2009	180,000	477,000	287,923	—	15,927	960,850

(a)	Bonus for 2007 is the sum of (i) 2007 mid-year cash retention bonus paid in July 2007 and (ii) 2007 year-end cash bonus paid in February 2008, each of which was paid under our Bonus Plan with respect to each recipient who was an executive officer at the time of payment.

Bonus for 2008 is the sum of (i) 2008 mid-year cash bonus paid in July 2008 and (ii) 2008 year-end cash bonus paid in February 2009, each of which was paid under our Bonus Plan with respect to each recipient who was an executive officer at the time of payment.

Bonus for 2009 is the sum of (i) 2009 mid-year cash bonus paid in July 2009 and (ii) 2009 year-end cash bonus paid in January 2010, each of which was paid under our Bonus Plan with respect to each recipient who was an executive officer at the time of payment.

(b)	The amounts in this column represent the grant date fair value of RSUs, computed in accordance with ASC 718 for each named executive officer granted in or related to that calendar year.

(c)	The amounts in this column represent the grant date fair value of stock options, computed in accordance with ASC 718 for each named executive officer granted in or related to that calendar year.

(d)	Amounts for 2007 include (i) term life insurance premium, (ii) medical, dental and vision plan premiums and (iii) long-term/short-term disability insurance premiums of: Mr. Weisel – $60, $14,721 and $780; Mr. Stais – $60, $14,721 and $1,560.

Amounts for 2008 include (i) term life insurance premium, (ii) medical, dental and vision plan premiums and (iii) long-term/short-term disability insurance premiums of: Mr. Weisel – $60, $17,208 and $780; Mr. Conacher – $60, $2,525 and $260; Mr. Stanley – $60, $17,208 and $1,336; Mr. Raymond – $60, $23 and $1,606; and Mr. Stais – $60, $17,208 and $1,560.

Amounts for 2009 include (i) term life insurance premium, (ii) medical, dental and vision plan premiums and (iii) long-term/short-term disability insurance premiums of: Mr. Weisel – $40, $14,743 and $520; Mr. Conacher – $40, $9,357 and $572; Mr. Stanley – $40, $14,743, $1,130, Mr. Stroub – $40, $5,510 and $1,032; Mr. Raymond – $40, $178 and $1,144; and Mr. Stais – $40, $14,743 and $1,144.

(e)	The amount listed under “Stock Awards” for 2008 consists of a 109,290 share stock award in the form of RSUs granted in February 2008 pursuant to our Equity Incentive Plan, which awards were subject to a four-year vesting period. The grant date fair value of the award was $1,101,643.

(f)	Mr. Conacher did not join our company until January 2008 upon the closing of our acquisition of Westwind.

(g)	The amount listed under “Stock Awards” for 2008 consists of a 172,891 share stock award in the form of RSUs granted in August 2008 pursuant to our Equity Incentive Plan, which awards were subject to a three-year vesting period. The grant date fair value of the award was $1,032,159.

(h)	Pursuant to the terms of his employment agreement, Mr. Conacher was guaranteed a minimum bonus of $2.4 million for 2008 and 2009 payable in a combination of RSUs and cash. In August 2008 and 2009, Mr. Conacher was granted an equity award in the form of RSUs pursuant to our Equity Incentive Plan in partial satisfaction of Mr. Conacher’s guaranteed bonus. The amount listed above under “Stock Awards” represents the grant date fair value of the award. The amount listed above under “Bonus” represents the cash value associated with Mr. Conacher’s guaranteed minimum bonus, which was paid in the early part of 2009 and 2010, respectively.

In February 2009, Mr. Conacher entered into an agreement with us to modify the terms of his employment agreement pursuant to which, Mr. Conacher instructed us to award RSUs that would have been awarded to Mr. Conacher under his guaranteed bonus to certain of our other employees in full satisfaction of our obligations under the employment agreement. Mr. Conacher retains a reversion right in the RSUs in the event those RSUs are forfeited by such other employees.

(i)	Amounts for 2008 listed under “All Other Compensation” also includes the following: relocation expenses – $40,755, tax and consulting fees relating to relocation – $50,111, gifts – $31,393, professional consulting fees – $23,229, telephone – $8,607, parking – $1,000 and office furnishings – $1,500.

Amounts for 2009 listed under “All Other Compensation” also includes the following: estate and tax planning and legal fees related to relocation – $181,332, corporate housing and gross up – $168,035, household move – $61,390 and miscellaneous relocation related expenses – $44,934.

(j)	The amount listed under “Stock Awards” for 2008 consists of (i) a 631 share stock award in the form of RSUs granted in February 2008 pursuant to our Equity Incentive Plan, which awards were subject to a three-year vesting period; and (ii) a 75,000 share long-term, performance-based award in the form of RSUs granted in August 2008 pursuant to our Equity Incentive Plan, which was subsequently cancelled on April 25, 2010 and replaced with a 75,000 share stock award in the form of RSUs granted on April 25, 2010, which awards were subject to a three-year vesting period. The grant date fair value of these awards were $6,360 and $447,750, respectively.

(k)

The amount listed under “Stock Awards” for 2008 consists of (i) 88,896 share stock award in the form of RSUs granted in February 2008 pursuant to our Equity Incentive Plan, which awards were subject to a three-year vesting period; (ii) a 25,000 share stock award in the form of RSUs granted in August 2008 pursuant to our Equity Incentive Plan , which awards were subject to a three-year cliff-vesting period; and (iii) a 125,000 share long-term, performance-based award in the form of RSUs granted in August 2008 pursuant to our Equity Incentive Plan, which was subsequently cancelled on April 25, 2010 and replaced with a 125,000 share stock award in the form of RSUs granted on April 25, 2010, which awards were subject to a three-year vesting period. The grant date fair value of these awards were $896,072, $149,250 and $746,250, respectively.

(l)	The amount listed under “Stock Awards” for 2008 consists of (i) a 67,255 share stock award in the form of RSUs granted in February 2008 pursuant to our Equity Incentive Plan, which awards were subject to a three-year vesting period; (ii) a 25,000 share stock award in the form of RSUs granted in August 2008 pursuant to our Equity Incentive Plan , which awards were subject to a three-year cliff-vesting period; and (iii) a 75,000 share long-term, performance-based award in the form of RSUs granted in August 2008 pursuant to our Equity Incentive Plan, which was subsequently cancelled on April 25, 2010 and replaced with a 75,000 share stock award in the form of RSUs granted on April 25, 2010, which awards were subject to a three-year vesting period. The grant date fair value of these awards were $677,930, $149,250 and $447,750, respectively.

(m)	Pursuant to the terms of the performance-based awards, recipients’ awards will vest on the third anniversary of the grant date to the extent the following performance criteria are satisfied for the 12-month performance period of July 1, 2010 through June 30, 2011: average GAAP revenue per employee of zero to $1,000,000; GAAP net income margin of 0% to 10%; and GAAP return on equity of 0% to 20%. Each award vests one-third with respect to each performance measure, with the amount of the award vesting with respect to each performance measure equal to the percentage satisfaction of the particular measure. These performance awards were subsequently cancelled on April 25, 2010 and replaced with stock awards for the same number of shares in the form of RSUs granted on April 25, 2010, which awards were subject to a three-year vesting period.

Grants of Plan-Based Awards

The table below sets forth information regarding grants of plan-based awards made through December 31, 2009 to our named executive officers.

In February 2009, at about the same time we paid our 2008 year-end cash bonuses, we granted stock awards in the form of Restricted Stock Units pursuant to our Equity Incentive Plan, to each of the named executive officers listed above (other than Mr. Weisel and Mr. Conacher). These stock awards will be earned over a three-year service period beginning in February 2009.

In August 2009, we granted Mr. Conacher a stock award in the form of Restricted Stock Units pursuant to our Equity Incentive Plan. This award is described further below under “– Compensation Discussion and Analysis.” The award made to Mr. Conacher will vest on an annual basis over a three-year service period beginning on August 5, 2009.

In August 2009, we granted Mr. Conacher 175,000 options to purchase common stock, with an exercise price of $4.00, which will vest in February 2011 and be exercisable until August 2014.

On April 22, 2010, the Compensation Committee approved the waiver of certain requirements for vesting of RSUs held by current employees of the Company including each of our named executive officers. Effective on April 23, 2010, the Compensation Committee has waived any continued employment service requirements for vesting under Section 11(d)(i) of the Plan, if and so long as (but only for so long as) the holder of such RSU refrains from engaging in a competitive activity or a soliciting activity prior to the relevant vesting date or dates of such awards. If an employee does engage in a competitive activity or a soliciting activity prior to the relevant vesting date or dates of such awards, any unvested portion of such employees’ awards will be immediately cancelled.

2009 Grants of Plan-Based Awards

Name	Grant Date	Compensation Committee Approval Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: No. of Shares of Stock or Units (a) (#)	All Other Option Awards: No. of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards (b) ($)
			Threshold	Target	Maximum	Threshold	Target	Maximum
			($)	($)	($)	(#)	(#)	(#)
Thomas W. Weisel, Chairman and Chief Executive Officer	—	—	—	—	—	—	—	—	—	—	—	—

Lionel F. Conacher, President and Chief Operating Officer	February 27, 2009	February 23, 2009	—	—	—	—	—	—	10,078	—	—	$29,629
	February 27, 2009	February 23, 2009	—	—	—	—	—	—	90,439	—	—	$265,891	(c)
	August 5, 2009	July 27, 2009	—	—	—	—	—	—	—	175,000	$4.00	$361,632
	August 5, 2009	July 27, 2009	—	—	—	—	—	—	118,681	—	—	$474,724

Ryan Stroub, Chief Financial Officer	February 27, 2009	February 23, 2009	—	—	—	—	—	—	8,786	—	—	$25,831

Shaugn Stanley, Former Chief Financial Officer	February 27, 2009	February 23, 2009	—	—	—	—	—	—	64,341	—	—	$189,163

Bradford Raymond, Co-Head of Investment Banking	February 27, 2009	February 23, 2009	—	—	—	—	—	—	87,597	—	—	$257,535
	February 27, 2009	February 23, 2009	—	—	—	—	—	—	12,920	—		$37,985	(c)

Anthony Stais, Head of Trading	February 27, 2009	February 23, 2009	—	—	—	—	—	—	72,093	—	—	$211,953
	February 27, 2009	February 23, 2009	—	—	—	—	—	—	25,840	—		$75,970	(c)

(a)	All stock awards granted in 2009 to named executive officers were in the form of RSUs granted pursuant to our Equity Incentive Plan.

(b)	Represents the estimated fair value of the awards as of the applicable grant date in accordance with ASC 718.

(c)	In February 2009, Mr. Conacher entered into an agreement with us to modify the terms of his employment agreement, pursuant to which, Mr. Conacher instructed us to award RSUs that would have been awarded to Mr. Conacher under his guaranteed bonus to certain of our other employees in full satisfaction of our obligations under the employment agreement. Mr. Conacher retains a reversion right in the RSUs in the event those RSUs are forfeited by such other employees.

Outstanding Equity Awards

The following table sets forth information regarding unexercised options, stock that has not vested and equity incentive plan awards for each of our named executive officers outstanding as of December 31, 2009.

Outstanding Equity Awards at December 31, 2009

	Option Awards			Stock Awards
Name	No. of Securities Underlying Unexercised Options (#) Exercisable (a)	Option Exercise Price ($)	Option Expiration Date	No. of Shares or Units of Stock that Have Not Vested (b) (#)	Market Value of Shares or Units of Stock that Have Not Vested (c) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (d) (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (c)(d) ($)
Thomas W. Weisel, Chairman and Chief Executive Officer	—	—	—	107,901	$407,866	—	$—
Lionel F. Conacher, President and Chief Operating Officer	175,000	4.00	8/5/2014	334,458	$1,264,251	—	$—
Ryan Stroub, Chief Financial Officer	—	—	—	38,472	$145,424	—	$—
Shaugn Stanley, Former Chief Financial Officer	—	—	—	65,008	$245,730	75,000	$283,500
Bradford Raymond, Co-Head of Investment Banking	—	—	—	204,637	$773,528	125,000	$472,500
Anthony Stais, Head of Trading	—	—	—	188,934	$714,171	75,000	$283,500

(a)	The options granted to Mr. Conacher will vest on February 7, 2011.

(b)	The vesting schedule with respect to each named executive officer’s RSUs that were not vested as of December 31, 2009 is as follows:

Name	2/8/2010	2/9/2010	2/27/2010	8/5/2010	8/6/2010	2/8/2011	2/9/2011	2/27/2011	8/5/2011	8/6/2011	2/8/2012	2/27/2012	8/5/2012
Thomas W. Weisel	27,323	12,967	—	—	—	27,322	12,967	—	—	—	27,322	—	—
Lionel F. Conacher	—	—	33,508	39,561	57,630	—	—	33,507	39,560	57,630	—	33,502	39,560
Ryan Stroub	2,365	1,297	2,929	—	—	2,364	1,296	2,929	—	20,000	2,364	2,928	—
Shaugn Stanley	158	97	21,447	—	—	158	97	21,447	—	75,000	157	21,447	—
Bradford Raymond	22,224	6,224	33,506	—	—	22,224	6,224	33,506	—	150,000	22,224	33,505	—
Anthony Stais	16,814	7,780	32,645	—	—	16,814	7,780	32,644	—	100,000	16,813	32,644	—

(c)	Market value is determined based on the $3.78 closing price per share of our common stock on December 31, 2009.

(d)

Assuming the relevant performance measures are met at the target level, the vesting schedule with respect to each named executive officer’s outstanding equity incentive plan awards that were not vested as of December 31, 2009 is as follows: Mr. Stanley: 75,000 on August 6, 2011; Mr. Raymond: 125,000 on

August 6, 2011; and Mr. Stais: 75,000 on August 6, 2011. These performance awards were subsequently cancelled on April 25, 2010 and replaced with stock awards for the same number of shares in the form of RSUs granted on April 25, 2010, which awards were subject to a three-year vesting period.

Option Exercises and Stock Vested

During 2009 none of our named executive officers exercised stock options or similar instruments in respect of our common stock or transferred any award of any of the foregoing for value. The following table provides information regarding the aggregate number of Restricted Stock Units that vested with respect to each of our named executive officers during 2009.

Option Exercises and Stock Vested During 2009

Name	Option Awards	Stock Awards
		No. of Shares Acquired on Vesting	Value Realized on Vesting (a)
Thomas W. Weisel, Chairman and Chief Executive Officer	—	40,291	$155,926
Lionel F. Conacher, President and Chief Operating Officer	—	57,631	$213,235
Ryan Stroub, Chief Financial Officer	—	6,162	$23,847
Shaugn Stanley, Former Chief Financial Officer	—	255	$987
Bradford Raymond, Co-Head of Investment Banking	—	28,449	$110,098
Anthony Stais, Head of Trading	—	24,595	$95,183

(a)	The value realized on vesting is the fair market value of the shares underlying the Restricted Stock Units on the date of vesting.

Pension Benefits

We do not maintain any plan that provides for payments or other benefits at, following or in connection with the retirement of any of our named executive officers.

Non-Qualified Deferred Compensation

We do not maintain any defined contribution or other plan for any of our named executive officers that provides for the deferral of compensation on a basis that is not tax-qualified.

Potential Payments Upon Termination or Change-in-Control

Thomas W. Weisel, Chairman and Chief Executive Officer. We have entered into an amended and restated employment agreement with Thomas W. Weisel, our Chairman and Chief Executive Officer, which provides for certain payments and benefits in connection with any termination of Mr. Weisel’s employment. The amended and restated employment agreement is substantially similar to the employment agreement and the first amendment thereto filed as an exhibit to our 2007 Annual Report on Form 10-K, except for changes made to accommodate the new Section 409A rules. A copy of the amended and restated employment agreement with Mr. Weisel is attached as an exhibit to our 2008 Annual Report on Form 10-K. Under the agreement, Mr. Weisel is employed for an initial employment term (ending on December 31, 2009) and, in the absence of a termination of the agreement or of Mr. Weisel’s employment, for subsequent two-year employment terms thereafter. Either we or Mr. Weisel may terminate his employment with us at any time for any reason, or for no reason, subject to 90 days’ advance written notice in most cases.

Termination by Us Without Cause or by Mr. Weisel for Good Reason. If Mr. Weisel’s employment is terminated by us without “Cause” or by Mr. Weisel for “Good Reason” (each as defined in his amended and restated employment agreement), Mr. Weisel will be entitled to receive a lump-sum payment from us equal to the sum of the following amounts (which, in each case, we have estimated as if Mr. Weisel had been terminated as of January 1, 2010):

•

Payment for any accrued but unpaid base salary, accrued but unused vacation days, any unpaid expense reimbursements and any other vested or accrued but unpaid compensation and benefits. We estimate that if Mr. Weisel had been terminated as of January 1, 2010, this amount would be approximately $0.

•

Payment, which would be paid on the 60th day following the date of termination, equal to the remaining base salary from the date of termination through the end of the then-existing employment term. We estimate that if Mr. Weisel had been terminated as of January 1, 2010, this amount would be approximately $400,000.

•

A bonus payment, which would be paid on the 60th day following the date of termination, at least equal to the average of his bonus amounts for the three fiscal years ending before the termination notice is given, together with a pro-rated bonus for any portion of the then-existing employment period served. We estimate that if Mr. Weisel had been terminated as of January 1, 2010 this amount would have been approximately $706,667.

Payment by us of the above amounts would be subject to the condition that Mr. Weisel execute and deliver to us a release of claims that would release us, our affiliates, and each of our members (and any of their respective past or present officers, directors, employees or agents) from any and all liabilities to Mr. Weisel.

In addition, if Mr. Weisel’s employment is terminated by us without “Cause” or by Mr. Weisel for “Good Reason,” Mr. Weisel would be entitled to (i) full vesting of all outstanding stock options, restricted stock, restricted stock units and other equity-based awards, with stock options remaining exercisable for a period of 12 months after the end of his employment (or, if earlier, until they would have expired but for his termination) and (ii) continued participation for himself, his spouse and his dependants in our employee benefit and welfare plans for 24 months following the date of termination. We estimate that if Mr. Weisel had been terminated as of December 31, 2009, the value of these entitlements would have been approximately $454,012, of which $46,146 is attributable to the estimated cost of providing the employee benefit and welfare plans for a 24-month period and $407,866 is attributable to the value, based on the closing price per share of our common stock on December 31, 2009, of restricted stock units that were unvested as of December 31, 2009.

Termination by Us for Cause, by Mr. Weisel Without Good Reason or Due to Death or Disability. If Mr. Weisel’s employment is terminated by us for “Cause” or by Mr. Weisel without “Good Reason” or if his employment terminates as a result of his death or disability, Mr. Weisel will be entitled to receive his accrued but unpaid base salary, accrued but unused vacation days, any unpaid expense reimbursements and any other vested or accrued but unpaid compensation and benefits. We estimate that if Mr. Weisel had been terminated as of December 31, 2009, this amount would have been approximately $0.

Other than as described above with respect to Mr. Weisel and as described below with respect to Mr. Conacher, none of our named executive officers is a party to any contract, agreement, plan or arrangement, whether written or unwritten, that provides for any payment to such officer at, following or in connection with any termination of such officer or in connection with a change in control of Thomas Weisel Partners, other than that under certain circumstances outstanding equity awards granted under our Equity Incentive Plan will become fully vested, exercisable and payable in connection with a change in control. If all of the retention-based equity awards held by our named executive officers were to become fully vested, exercisable and payable in connection with a change in control, then, based on the closing price per share of our common stock on December 31, 2009, the value of these awards would have been as follows: Mr. Weisel – $407,866 (as noted above); Mr. Conacher –$1,264,251 (as noted below); Mr. Stroub – $145,424; Mr. Stanley – $245,730; Mr. Raymond – $773,528 and Mr. Stais – $714,171. In addition, if all of the performance-based equity awards held by our named executive officers were to become fully vested, exercisable and payable in connection with a change in control, then, based on the closing price per share of our common stock on December 31, 2009, the value of these awards would have been as follows: Mr. Stanley – $283,500; Mr. Raymond – $472,500; and Mr. Stais – $283,500.

The provisions of Mr. Weisel’s employment agreement, including those relating to amounts payable in connection with any termination of Mr. Weisel’s employment, were determined based on arms’ length negotiation and our understanding of market practice for employment terms for similarly situated executive officers at comparable firms.

Lionel F. Conacher, President and Chief Operating Officer. We have entered into an employment agreement with Lionel F. Conacher, our President and Chief Operating Officer, which provides for certain payments and benefits in connection with any termination of Mr. Conacher’s employment. The employment agreement replaces the amended and restated employment agreement and will take effect on January 1, 2010. The employment agreement is substantially similar to the amended and restated employment agreement that was filed as an exhibit to our 2008 Annual Report on Form 10-K, except for changes made to remove provisions relating to the “transition period,” which was completed on December 31, 2009.

A copy of the employment agreement with Mr. Conacher is attached as an exhibit to our Current Report on Form 8-K, dated July 29, 2009. Under the agreement, Mr. Conacher will be employed for an initial employment term (ending on December 31, 2011) and, in the absence of a termination of Mr. Conacher’s employment, for subsequent two-year employment terms thereafter. Either we or Mr. Conacher may terminate his employment with us at any time for any reason, or for no reason, subject to 90 days’ advance written notice in most cases.

Termination by Us Without Cause or by Mr. Conacher for Good Reason. If Mr. Conacher’s employment is terminated by Thomas Weisel Partners without “Cause” or by Mr. Conacher for “Good Reason” (each as defined in his employment agreement), Mr. Conacher will be entitled to receive a lump-sum payment equal to the sum of the following amounts:

•

Payment for any accrued but unpaid base salary, accrued but unused vacation days, any unpaid expense reimbursements and any other vested or accrued but unpaid compensation and benefits. We estimate that if Mr. Conacher had been terminated as of January 1, 2010, this amount would be approximately $0.

•

Payment, which would be paid on the 60th day following the date of termination, equal to two years’ base salary. We estimate that if Mr. Conacher had been terminated as of January 1, 2010, this amount would be approximately $400,000.

•

A bonus payment, which would be paid on the 60th day following the date of termination, equal to the product of (A) the average of the bonuses paid or payable to Mr. Conacher for the two fiscal years ending before notice of termination is given and (B) a multiplier equal to (i) if the termination notice occurs on or prior to December 31, 2011, two and (ii) if the termination notice occurs on or after January 1, 2012, a fraction, the numerator of which is equal to the number of days remaining under his current employment term (but in no event less than 365) and the denominator of which is 365. In calculating Mr. Conacher’s historic bonus, his bonus for 2008 and 2009 is deemed to be $2,400,000. If Mr. Conacher had been terminated as of January 1, 2010, we estimate this amount would be approximately $4,800,000.

Payment by us of the above amounts generally would be subject to the condition that Mr. Conacher execute and deliver to Thomas Weisel Partners a release of claims that would release Thomas Weisel Partners, its affiliates, and each of its members (and any of their respective past or present officers, directors, employees or agents) from any and all liabilities to Mr. Conacher.

In addition, if Mr. Conacher’s employment is terminated by us without “Cause” or by Mr. Conacher for “Good Reason,” Mr. Conacher would be entitled to (i) full vesting of all outstanding stock options, restricted stock, restricted stock units and other equity-based awards, with stock options remaining exercisable for a period of 12 months after the end of his employment (or, if earlier, until they would have expired but for his termination), and (ii) continued participation for himself, his spouse and his dependents in our employee benefit and welfare plans for 24 months following the date of termination. We estimate that if Mr. Conacher had been terminated as of January 1, 2009, the value of these entitlements would have been approximately $1,310,397, of which $46,146 is attributable to the estimated cost of providing the employee benefit and welfare plans for a 24-month period and $1,264,251 is attributable to the value, based on the closing price per share of our common stock on December 31, 2009, of restricted stock units that were unvested as of December 31, 2009 and $0 is attributable to the value, based on the closing price per share of our common stock on December 31, 2009, of stock options that were unvested as of December 31, 2009.

Termination by Us for Cause, by Mr. Conacher Without Good Reason or Due to Death or Disability. If Mr. Conacher’s employment is terminated by Thomas Weisel Partners for “Cause” or by Mr. Conacher without “Good Reason” or if his employment terminates as a result of his death or disability, Mr. Conacher will be entitled to receive his unpaid base salary for periods prior to the date of termination, and payment for any accrued but unused vacation days, any unpaid expense reimbursements, any unpaid but vested bonus and any other vested or accrued but unpaid compensation and benefits. We estimate that if Mr. Conacher had been terminated as of January 1, 2010, this amount would have been approximately $0.

The provisions of Mr. Conacher’s employment agreement, including those relating to amounts payable in connection with any termination of Mr. Conacher’s employment, were determined based on arms’ length negotiation and our understanding of market practice for employment terms for similarly situated executive officers at comparable firms.

Executive Officer Employment and Other Agreements

Employment Agreements

CEO Employment Agreement. We have entered into an amended and restated employment agreement with Mr. Weisel, our Chairman and Chief Executive Officer. The following is a description of the material terms of our amended and restated employment agreement with Mr. Weisel. You should, however, refer to the exhibits that are a part of our Annual Report on Form 10-K, for a copy of the employment agreement with Mr. Weisel.

Under the agreement, Mr. Weisel will serve as our Chief Executive Officer for an initial term (ending on December 31, 2009) and, following the initial term, his term of employment has been automatically extended for successive two year periods, subject to early termination pursuant to the agreement and unless otherwise agreed in writing by Mr. Weisel and us 90 days prior to the end of such periods. During Mr. Weisel’s employment period, we will take all reasonable action to cause him to be appointed or elected to our Board of Directors, and to serve as Chairman of our Board of Directors, subject to applicable laws, rules and regulations and our corporate governance policies and practices.

Mr. Weisel will be entitled to a base salary of $200,000, payable in semi-monthly installments. In 2009, Mr. Weisel voluntarily agreed to reduce his base salary by 10% to $180,000. Mr. Weisel’s base salary returned to $200,000 on January 1, 2010. The amount of his annual salary is subject to annual review by our Compensation Committee but cannot be decreased. In addition, each year Mr. Weisel may be awarded an annual bonus under our bonus plan for senior executives. Mr. Weisel is also entitled to participate in our group health, dental and life insurance plans, 401(k) savings plan and equity incentive plan, and entitled to vacation benefits, reimbursement of reasonable business expenses, and use of office space, facilities and other support and services on a basis that is at least as favorable as that provided to him on the date of the agreement, subject to periodic review and modification by the Compensation Committee in its sole discretion. Under the agreement, either we or Mr. Weisel may terminate his employment with us at any time for any reason, or for no reason, subject to 90 days’ advance written notice in most cases. Further information regarding payments that would be made to Mr. Weisel under his employment agreement upon any termination of Mr. Weisel’s employment are set forth above under “– Potential Payments Upon Termination or Change-in-Control.”

In addition, Mr. Weisel has granted us a license to use his name and certain other names in connection with our current and future business and affairs. He is also subject to the noncompetition, nonsolicitation, liquidated damages, transfer of client relationships and confidentiality provisions contained in the TWP Equity Agreement described below.

President’s Employment Agreement. We have entered into an employment agreement with Lionel F. Conacher, our President and Chief Operating Officer. The following is a description of the material terms of our employment agreement with Mr. Conacher. You should, however, refer to the exhibits that are a part of our Annual Report on Form 10-K, for a copy of the employment agreement with Mr. Conacher.

Under the agreement, Mr. Conacher will serve as our President and Chief Operating Officer and will have all of the duties, responsibilities and authority normally attendant to the office of President. The agreement also provides that Mr. Conacher will be entitled to a base salary of $200,000, which may be increased annually and that Mr. Conacher also will be awarded an annual bonus to be paid in a form consistent with the other members of the Executive Committee. In 2009, Mr. Conacher voluntarily agreed to reduce his base salary by 10% to $180,000. Mr. Conacher’s base salary returned to $200,000 on January 1, 2010. Mr. Conacher will also be entitled to participate in Thomas Weisel Partners equity incentive plans, employee retirement and welfare benefit plans, among other benefits.

The employment agreement with Mr. Conacher also provides for certain payments and benefits in connection with any termination of Mr. Conacher’s employment. Under the agreement, Mr. Conacher will be employed for an initial employment term (ending on December 31, 2011) and, in the absence of a termination of Mr. Conacher’s employment, for subsequent two-year employment terms thereafter. Either Thomas Weisel Partners or Mr. Conacher may terminate his employment at any time for any reason, or for no reason, subject to 90 days’ advance written notice in most cases. Further information regarding payments that would be made to Mr. Conacher under his employment agreement upon any termination of Mr. Conacher’s employment is set forth above under “– Potential Payments Upon Termination or Change-in-Control.”

Partner Employment Agreements. In addition to the employment agreements with Mr. Weisel and Mr. Conacher described above, we have entered into an employment agreement with each of our other employees who was a partner of Thomas Weisel Partners Group LLC prior to its conversion to a corporation in connection with our initial public offering (including each of our named executive officers). The following are descriptions of the material terms of each of these employment agreements. The terms of each such employment agreement are identical. You should, however, refer to the exhibits that are a part of our Annual Report on Form 10-K for a copy of the form of the Partner Employment Agreement.

Each Partner Employment Agreement provides as follows:

Base Salary. Each employee who is a party to a Partner Employment Agreement will be paid an annual base salary of $200,000, payable in semi-monthly installments. In 2009, the base salary for each employee at the vice president level and higher was reduced by 10%. The base salary returned to its normal rate on January 1, 2010. The amount of the annual salary is subject to annual review by us. In addition, annual bonuses may be awarded in excess of base salary.

Benefits. Each employee who is a party to a Partner Employment Agreement will be entitled to participate in our group health, dental and life insurance plans, 401(k) savings plan and equity incentive plan.

Termination of Employment. Each employee who is a party to a Partner Employment Agreement may generally be terminated by either that employee or us on 90 days’ prior written notice, subject to the continuing survival of the non-competition, non-solicitation, liquidated damages, transfer of client relationships and confidentiality provisions contained in the TWP Equity Agreement described below, to the extent applicable.

Equity and Pledge Agreements

TWP Equity Agreement

Persons and Shares Covered. We have entered into an equity agreement with each of our employees who was a partner of Thomas Weisel Partners Group LLC prior to its conversion to a corporation in connection with our initial public offering (including each of our named executive officers). We refer to this agreement as the “TWP Equity Agreement.” The shares covered by the TWP Equity Agreement include all shares of our common stock owned by such an employee as of the completion of our initial public offering on February 7, 2006 (including through indirect ownership and ownership through affiliated entities) and shares received by that employee (directly or indirectly) in exchange for or in respect of his or her shares of our common stock by reason of stock dividends, stock splits, reverse stock splits, spin-offs, split-ups, recapitalizations, combinations or exchanges of shares, but does not include any Restricted Stock Units awarded to that employee under our Equity Incentive Plan. The shares of our common stock covered by the TWP Equity Agreement are referred to as “covered shares.” A copy of the form of the TWP Equity Agreement is included as an exhibit to our Annual Report on Form 10-K.

When an employee who is a party to the TWP Equity Agreement ceases to be our employee for any reason other than death or disability, he or she will continue to be bound by all the provisions of the TWP Equity Agreement until that employee holds (directly or indirectly) all covered shares free from the transfer restrictions described below and thereafter he or she will no longer be bound, in general, by the provisions (other than the continuing provisions) of the TWP Equity Agreement.

Transfer Restrictions. Each employee who is a party to the TWP Equity Agreement has agreed, among other things, to:

•

except as described below, not transfer, and to maintain sole beneficial ownership of, his or her covered shares for a period of five years after the completion of our initial public offering on February 7, 2006; provided, however, that each such employee who, in the reasonable judgment of our Underwritten Offering Committee described below, continues to be actively engaged in our business, may transfer up to one third of his or her covered shares following each of the third and fourth anniversaries of the completion of our initial public offering on February 7, 2006 (including any shares sold in underwritten public offerings during the relevant period);

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

Sales Through Underwritten Public Offerings. Our Underwritten Offering Committee may approve one or more underwritten public offerings to sell covered shares during the transfer restrictions period, subject to the restrictions described below. Each employee who is a party to the TWP Equity Agreement and who, in the reasonable judgment of our Underwritten Offering Committee, continues to be actively engaged in our business or has suffered a termination of employment resulting from a disability, or the heir or estate of any partner who has died, will be entitled to participate in such an underwritten public offering on a pro rata basis with the covered shares of all other employees who are a party to the TWP Equity Agreement so participating, or on a lesser basis at his or her request. Our Underwritten Offering Committee currently consists of Thomas W. Weisel, who chairs the committee, Lionel F. Conacher, our President and Chief Operating Officer, Ryan Stroub, our Chief Financial Officer, and Mark P. Fisher, our General Counsel. Approval of an underwritten offering by the committee will require the unanimous approval of the members of the committee. Approval of an underwritten public offering by the committee is subject to the further limitations contained in the TWP Equity Agreement. These underwritten public offerings will be subject to any other registration rights that we have granted or may in the future grant. Covered shares will also be subject to any underwriters’ lock-up then in effect. In addition, subject to the approval of our Underwritten Offering Committee, employees who are a party to the TWP Equity Agreement will have the right to participate in underwritten offerings effected by us for other purposes, subject to the limitations described above and certain other limitations.

Our Underwritten Offering Committee may approve requests by an employee that is a party to the TWP Equity Agreement to transfer covered shares to certain permitted transferees such as family members or family trusts; provided that these transferees will be subject to the same transfer restrictions under the TWP Equity Agreement.

Sales in Compliance With Rule 144 Under the Securities Act. Consistent with the transfer restrictions described above, and other than in compliance with the exceptions described above, employees who are a party to the TWP Equity Agreement generally will not be permitted to transfer covered shares when transfers are restricted under the TWP Equity Agreement through sales effected in compliance with Rule 144 or otherwise. However, upon a termination of such an employee’s employment due to his or her death or disability, such employee or his or her heirs or estate will be permitted to sell covered shares in compliance with Rule 144, regardless of when such termination of employment occurred.

Compliance with Securities Laws. In addition to the restrictions set forth above, employees who are party to the TWP Equity Agreement will need to comply with applicable securities laws in connection with any transfer of our common stock and may need to deliver an opinion of counsel in connection with any transfer.

All transfer restrictions applicable to an employee under the TWP Equity Agreement terminate upon the death of such employee or upon a change of control involving us.

Dividends. To the extent dividends are paid on covered shares while an employee remains subject to the transfer restrictions of the TWP Equity Agreement, the employee will be entitled to such dividends.

Voting. Each employee who is a party to the TWP Equity Agreement will be entitled to full voting rights with respect to his or her covered shares.

Confidentiality. Each partner is required to protect and use “confidential information” in accordance with the restrictions placed by us on its use and disclosure.

Noncompetition. Each employee who is a party to the TWP Equity Agreement has agreed that, without our consent, during the period ending 12 months after the date the employee ceases to be employed by us, he or she may not:

•	form, or acquire a 5% or greater ownership, voting or profit participation interest in any competitive enterprise; or

•

associate with any competitive enterprise and in connection with such association engage in, or directly or indirectly manage or supervise personnel engaged in, any activity (i) which is similar or substantially related to any activity in which that employee was engaged, in whole or in part, at our firm, (ii) for which that employee had direct or indirect managerial or supervisory responsibility at our firm or (iii) which calls for the application of the same or similar specialized knowledge or skills as those utilized by that employee in his or her activities at our firm.

When we refer to a “competitive enterprise,” we are referring to any business enterprise that engages in, or owns a significant interest in any entity that engages in, financial services such as investment banking, public or private finance, financial advisory services, private investing, merchant banking, asset or hedge fund management, securities brokerage, sales, lending, custody, clearance, settlement or trading.

Nonsolicitation. During the period ending 12 months after the date an employee who is a party to the TWP Equity Agreement ceases to be employed by us, that employee may not, directly or indirectly, in any manner:

•

solicit any client with whom that employee worked, or whose identity became known to him or her in connection with his or her employment with our firm, to transact business with a competitive enterprise or reduce or refrain from doing any business with our firm;

•	interfere with or damage any relationship between our firm and any client or prospective client; or

•	solicit any of our employees to apply for, or accept employment with, any competitive enterprise.

Transfer of Client Relationships. Each employee who is a party to the TWP Equity Agreement is required, upon termination of his or her employment, to take all actions and do all things reasonably requested by us during a 90-day cooperation period to maintain for us the business, goodwill and business relationships with our clients with which he or she worked.

Liquidated Damages. In the case of any breach of the non-competition or non-solicitation provisions contained in the TWP Equity Agreement prior to the fifth anniversary of the date of the completion of our initial public offering on February 7, 2006, the breaching employee will be liable for liquidated damages. The liquidated damages obligation of each employee who is a party to the TWP Equity Agreement is secured by 50% of our common stock owned by that employee (including through indirect ownership and ownership through affiliated entities) at the time of the completion of our initial public offering on February 7, 2006.

Term and Amendment. The TWP Equity Agreement will be in effect for ten years from the date of the completion of our initial public offering on February 7, 2006 or until it is earlier terminated by us. An employee seeking a waiver from the TWP Equity Agreement generally requires our consent, and the TWP Equity Agreement may be amended only with approval of our Board of Directors.

TWP Pledge Agreements. Each of our employees who is a party to the TWP Equity Agreement has entered into a pledge agreement with us that will secure the liquidated damages provisions in the TWP Equity Agreement by a pledge of 50% of the shares of our common stock owned by him or her (including through indirect ownership and ownership through affiliated entities) at the time of the completion of our initial public offering on February 7, 2006. These pledges of our common stock will terminate on the earliest to occur of:

•	the death of the relevant employee;

•	the expiration of the 12-month period following the termination of the employment of the relevant employee; or

•	the fifth anniversary of the date of the completion of our initial public offering on February 7, 2006 (unless employment has been terminated earlier).

The liquidated damages provisions in the TWP Equity Agreement are in addition to the forfeiture of any future equity-based awards that may occur as a result of the breach of any non-competition or non-solicitation provisions contained in those awards. The liquidated damages and pledge arrangements do not preclude us from seeking any injunctive relief to which we may be entitled for a breach of the non-competition or non-solicitation provisions.

A copy of the form of the Pledge Agreement is included as an exhibit to our Annual Report on Form 10-K.

Westwind Equity Agreement

Persons and Shares Covered. We have entered into an equity agreement with substantially all of the persons who were shareholders of Westwind prior to our acquisition of Westwind. We refer to this agreement as the “WW Equity Agreement.” The shares covered by the WW Equity Agreement include all shares of our common stock and all Exchangeable Shares acquired in exchange for the shares of Westwind that the parties to the WW Equity Agreement held when we acquired Westwind (and shares of our common stock received in exchange for Exchangeable Shares). The shares of stock covered by the WW Equity Agreement are referred to below as “covered shares.” In this section, Westwind shareholders refers to those shareholders party to the WW Equity Agreement.

Transfer Restrictions. Except as described below, each Westwind shareholder has agreed, among other things, to maintain sole beneficial ownership of and not to transfer his or her covered shares until February 7, 2011.

Exceptions to Transfer Restrictions. Parties to the WW Equity Agreement generally would be able to transfer their shares pursuant to demand registration rights described below under “– Demand Registration Rights” beginning after February 7, 2009, subject to the requirement that from February 7, 2009 until February 7, 2010, no more than 1,401,822 shares of Thomas Weisel Partners common stock may be sold and from February 7, 2010 to February 7, 2011, no more than 1,401,822 shares may be sold (less the number of shares sold during the preceding one year period), which we refer to as the public offering limitation. In addition, if we register any securities for sale in an underwritten public offering, each Westwind shareholder would have “piggyback registration rights” that would provide each such shareholder the right to include covered shares consisting of Thomas Weisel Partners common stock in the registration, subject to specified exceptions. In addition to customary cutbacks as well as the public offering limitation set forth above, the Westwind shareholder would not be entitled to transfer more than twenty percent of his, her or its covered shares during the twelve month period following the closing date of the transaction.

Our Underwritten Offering Committee may, acting reasonably, approve requests by a Westwind shareholder to transfer covered shares to certain permitted transferees such as family members, family trusts or corporations and certain charitable organizations; provided that these transferees will be subject to the same transfer restrictions under the WW Equity Agreement.

In addition, upon the termination of a Westwind shareholder’s employment due to his or her death or disability, such Westwind shareholder or his or her heirs or estate will be permitted to sell covered shares in compliance with applicable securities laws, regardless of when such termination of employment occurred.

Notwithstanding the exceptions to transfer described above, transfer restrictions will not terminate with respect to covered shares that have been pledged to us as security in connection with the shareholder covenants described below until those shareholder covenants expire.

All transfer restrictions applicable to a Westwind shareholder under the WW Equity Agreement terminate upon a change in control of us.

Compliance with Securities Laws. In addition to the restrictions set forth above, Westwind shareholders will need to comply with applicable securities laws in connection with any transfer of Thomas Weisel Partners common stock or Exchangeable Shares covered by the WW Equity Agreement.

Dividends. To the extent dividends are paid on covered shares while the Westwind shareholder remains subject to the transfer restrictions of the WW Equity Agreement, the Westwind shareholder will be entitled to such dividends.

Voting. Each Westwind shareholder is entitled to full voting rights with respect to his or her covered shares.

Confidentiality. Each Westwind shareholder is required to protect and use “confidential information” in accordance with the restrictions placed by us on its use and disclosure.

Noncompetition. Each Westwind shareholder has agreed that during his or her employment period and during his or her applicable post-termination non-compete and non-solicit period, which is described below, he or she may not:

•	form, or acquire a 5% or greater ownership, voting or profit participation interest in, any competitive enterprise; or

•

associate with any competitive enterprise and in connection with such association engage in, or directly or indirectly manage or supervise personnel engaged in, any activity (i) which is similar or substantially related to any activity in which that shareholder was engaged, in whole or in part, at our firm, (ii) for which that shareholder had direct or indirect managerial or supervisory responsibility at our firm or (iii) which calls for the application of the same or similar specialized knowledge or skills as those utilized by that shareholder in his or her activities at our firm, at any time during the one-year period immediately prior to the date of termination (or, in the case of an action taken during the employment period, during the one-year period immediately prior to that action).

When we refer to a “competitive enterprise,” we are referring to any business enterprise that engages in, or owns or controls a significant interest in any entity that engages in, financial services such as investment banking, public or private finance, financial advisory services, private investing, merchant banking, asset or hedge fund management, securities brokerage, sales, lending, custody, clearance, settlement or trading.

A Westwind shareholder’s applicable post-termination non-compete and non-solicit period will range from 12 months to 36 months following the date the Westwind shareholder ceases to be employed by us (with each shareholder required to give 90 days’ notice of termination), with the exact length of the period determined by the relative seniority of the Westwind shareholder and his or her equity ownership interest in Westwind prior to the transaction, as well as the length of the period that has elapsed since the closing of the transaction.

Nonsolicitation. Each Westwind shareholder also has agreed that during his or her employment period and the applicable post-termination non-compete and non-solicit period, he or she may not, directly or indirectly, in any manner:

•

solicit any client with whom that Westwind shareholder worked, or whose identity became known to him or her in connection with his or her employment with our firm, to transact business with a competitive enterprise or reduce or refrain from doing any business with our firm;

•	interfere with or damage any relationship between our firm and any client or prospective client; or

•	solicit any of our employees to resign, apply for or accept employment with, any competitive enterprise.

Transfer of Client Relationships. Each Westwind shareholder is required, upon termination of his or her employment, to take all actions and do all things reasonably requested by us during a 90-day cooperation period to maintain for us the business, goodwill and business relationships with our clients with which he or she worked.

Liquidated Damages. In the case of any breach of the confidentiality, noncompetition or nonsolicitation provisions or the provisions related to the transfer of client relationships during the term of the agreement, the breaching Westwind shareholder will be liable for liquidated damages. The liquidated damages amount for each Westwind shareholder will be equal to 50% of the total amount of consideration paid to that Westwind shareholder in exchange for his, her or its Westwind shares, less any amount paid to us by that Westwind shareholder in connection with that shareholder’s indemnification obligation under the arrangement agreement, other than for certain excluded losses under the arrangement agreement. The liquidated damages obligation of each Westwind shareholder generally is secured by Thomas Weisel Partners common stock and Exchangeable Shares representing 50% of the total amount of consideration received by that Westwind shareholder in respect of his or her Westwind shares in connection with the transaction.

Severance. The WW Equity Agreement provides that if we terminate a Westwind shareholder without cause, as defined in the WW Equity Agreement, we would be obligated to pay the shareholder, in a lump sum, an amount equal to the excess, if any, of (A) the product of (x) the amount of base salary and bonus paid to that shareholder for the twelve months ending before notice of termination and (y) the number of years comprising the then-applicable post-termination and non-compete and non-solicit period and (z) 0.5, over (B) any severance amounts to which the shareholder is otherwise entitled either pursuant to an employment agreement, firm policy or applicable law.

Demand Registration Rights. The WW Equity Agreement provides for demand registration rights. Under those rights, at any time following February 7, 2009, a Westwind shareholder party to the agreement will be entitled to require us to effect the registration of all or a portion of that shareholder’s registrable securities (generally shares of Thomas Weisel Partners common stock issued to a Westwind shareholder in exchange for his, her or its Westwind shares (including shares issuable upon exchange of Exchangeable Shares) but not including those shares of Thomas Weisel Partners common stock that have been sold pursuant to an effective registration statement or that have been sold pursuant to Rules 145 or 144 under the Securities Act of 1933, as amended, or that may be sold pursuant to Rule 145(d)(3) or Rule 144(k)). We will not be obligated to effect a demand registration unless, among other things, the total number of shares of registrable securities requested to be included in the demand registration is equal to or greater than 15% of the total number of shares of Thomas Weisel Partners common stock (including shares deliverable upon exchange of Exchangeable Shares) issued in connection with the transaction.

We are not required to effect more than three registrations in response to these demand registration rights under the agreement in any twelve month period. In addition, we are not obligated to effect a demand registration within 120 days of a piggyback registration effected pursuant to the agreement or a demand registration effected pursuant to our partners’ equity agreement. We may postpone the filing of a registration statement for up to 90 days if our Board of Directors determines that it is not in our best interest to disclose any material non-public information or a significant business opportunity or if, prior to receiving a demand registration request, we have determined to proceed with a public offering. We generally will pay expenses, except for underwriters’ discounts and commissions, incurred in connection with the registration rights under the WW Equity Agreement.

Only those shareholders that (x) continue to be actively engaged in the business of our firm, (y) have suffered a termination of employment by the firm without cause or resulting from a disability or (z) are permitted transferees will be entitled to registration rights.

Each shareholder receiving Exchangeable Shares has agreed or will agree that it may not exercise its exchange, redemption or similar rights with respect to its Exchangeable Shares at any time when the exchangeable share registration statement is not effective, provided that we must maintain the effectiveness of the exchangeable share registration statement for a minimum of at least 180 days in each annual period beginning February 7, 2009.

Term and Amendment. The WW Equity Agreement will be in effect until the later of the fifth anniversary of the closing of the transaction and the date that is six months following the date on which all of the Exchangeable Shares have been exchanged for Thomas Weisel Partners common stock. A Westwind shareholder seeking a waiver from the WW Equity Agreement generally requires our consent, and the WW Equity Agreement may be amended only with approval of our Board of Directors.

Westwind Pledge Agreements

Each of the Westwind shareholders that received Exchangeable Shares or shares of Thomas Weisel Partners common stock in the transaction has entered into a pledge agreement with us that will secure the liquidated damages provisions in the WW Equity Agreement entered into in connection with the Westwind transaction and the indemnification obligations under the arrangement agreement by a pledge of an amount of shares of Thomas Weisel Partners common stock or Exchangeable Shares equal to 50% of the total value of the consideration received by that shareholder in exchange for his or her Westwind common shares and Class A common shares. These pledges of Thomas Weisel Partners common stock and/or Exchangeable Shares will terminate on the earliest to occur of:

•	the death of the relevant shareholder;

•	the expiration of the applicable non-compete and non-solicit period described above;

•	payment in cash or other satisfaction by the shareholder of all liquidated damages; or

•	February 7, 2011;

provided, that no shares will be released from the pledge before the first anniversary of the closing of the transaction.

The liquidated damages provisions in the WW Equity Agreement are in addition to the forfeiture of any equity-based awards that may occur as a result of the breach of any non-competition or non-solicitation provisions contained in those awards. The liquidated damages and pledge arrangements do not preclude us from seeking any injunctive relief to which we may be entitled for a breach of the confidentiality, non-competition, non-solicitation or transfer of client relationship provisions in the case of a willful or intentional breach that causes material harm to us.

Compensation Discussion and Analysis

This compensation discussion and analysis relates to the compensation paid to or earned by the executive officers listed below for their 2009 service. These executive officers consist of our principal executive officer, our principal financial officer and our other three most highly compensated executive officers who were serving as executive officers on December 31, 2009. In addition, our former Chief Financial Officer, Shaugn Stanley, who was employed with us as Chief Financial Officer during part of 2009, is also included. As noted above, these officers are collectively referred to as our “named executive officers” in this filing.

•	Thomas W. Weisel, our Chairman and Chief Executive Officer

•	Lionel F. Conacher, our President and Chief Operating Officer

•	Ryan Stroub, our Chief Financial Officer

•	Shaugn Stanley, our Chief Administrative Officer and former Chief Financial Officer

•	Bradford Raymond, our Co-Head of Investment Banking

•	Anthony Stais, our Head of Trading

This compensation discussion and analysis describes all of the material elements of our compensation of our named executive officers for their 2009 services and includes, as it relates to our named executive officers, a discussion of (i) the objectives of our compensation policies and practices and what they are designed to reward, (ii) each element of 2009 compensation and why we utilize that element, (iii) how we determine the amount of each compensation element and (iv) how each compensation element and our decisions regarding that element fit into our overall compensation objectives and affect decisions regarding other elements.

What are the objectives of our compensation policies and practices for our named executive officers? What are they designed to reward?

Our compensation policies and practices for named executive officers are intended to:

•	Incentivize and reward the achievement of financial and operational performance, while taking into account the risks associated therewith;

•	Align the interests of our named executive officers and those of our shareholders; and

•	Assist in retaining the employment of our named executive officers.

In addition, where applicable, our compensation practices take into account factors other than financial returns and risks, such as adherence to our Code of Conduct and Ethics and other employee policies.

What are the elements of 2009 compensation for our named executive officers? Why do we use these elements?

In 2009 there were five elements of compensation for our named executive officers:

•	Base Salary

•	Year-End Cash Bonus (paid in January 2010)

•	Annual Equity Incentive Plan Award (granted in February 2009)

•	Mid-Year Cash Bonus (paid in August 2009)

•	Mid-Year Equity Incentive Plan Award (granted in August 2009)

•	Other Awards and Amounts

Base Salary. In 2009 all of our named executive officers received an annual salary payable in equal installments on a semi-monthly basis.

Year-End Cash Bonus. In January 2010 we paid our named executive officers a year-end cash bonus with respect to their 2009 service. Our Compensation Committee, at its sole discretion, determined the amount of each named executive officer’s year-end cash bonus at the beginning of 2010 based on 2009 performance. Pursuant to the terms of his employment agreement, Mr. Conacher is guaranteed a minimum bonus of $2.4 million cash and equity for 2009. The bonus amounts that are discretionary may be as low as zero or instead be a significant amount.

Annual Equity Incentive Plan Award. In February 2009, at the same time we paid our 2008 year-end cash bonuses, we made stock awards in the form of Restricted Stock Units granted pursuant to our Equity Incentive Plan. These stock awards will be earned over a three-year service period that began on February 27, 2009 and vest in three equal installments on the first, second and third anniversaries of the grant date. These Equity Incentive Plan awards are intended to align the recipients’ interests with those of our shareholders and to act as a device for retaining the recipients within our employment during the vesting period. In 2007, 2008 and 2009, we determined to use Restricted Stock Units as the form of equity award to grant to named executive officers because we believe that Restricted Stock Units are an effective way to align the interests of our named executive officers with our shareholders. The economic impact of a change in our stock price is the same for both a holder of a Restricted Stock Unit and a holder of a share of common stock. By contrast, the economic impact of a change in our stock price will be different for the holder of an option when the stock price is below the exercise price of the option because a change in the stock price will not affect the intrinsic value of the option. We also believe Restricted Stock Units encourage an appropriate long-term focus among our named executive officers because the value of Restricted Stock Units increases if the value of the Company’s stock rises during the term of the award. We believe these considerations also explain why Restricted Stock Units are the form of equity award most commonly utilized by firms in our industry.

Mid-Year Cash Bonus. In August 2009, we made mid-year cash bonuses to certain of our officers and employees, including Mr. Conacher pursuant to the terms of his employment agreement. The mid-year bonus payment made to Mr. Conacher is in partial satisfaction of his guaranteed 2009 bonus. The mid-year bonuses are generally paid to our Canadian employees and were implemented, in part, to facilitate the transition to the firm’s compensation regime of former Westwind employees, who previously received quarterly bonus awards under Westwind’s compensation regime.

Mid-Year Equity Incentive Plan Award. In August 2009, we made mid-year equity incentive plan award in the form of Restricted Stock Units granted pursuant to our Equity Incentive Plan to certain of our officers and employees, including Mr. Conacher pursuant to the terms of his employment agreement. The mid-year bonus payment made to Mr. Conacher is in partial satisfaction of his guaranteed 2009 bonus. The mid-year bonuses were implemented, in part, to facilitate the transition to the firm’s compensation regime of former Westwind employees, who previously received quarterly bonus awards under Westwind’s compensation regime. These awards will be earned over a three-year service period that began in August 2009 and vest in three equal installments on the first, second and third anniversaries of the grant date.

Other Awards and Amounts. We provided benefits to our named executive officers, which included paying certain term life insurance premiums, medical, dental and vision plan premiums and long-term/short-term disability insurance premiums.

In addition, we have in the past, and may in the future, grant performance based incentive awards to certain of our employees including our named executive officers. These performance based awards are typically tied to the attainment of one or more performance metrics. However, the establishment of performance based awards for named executive officers does not typically preclude the pay of discretionary compensation, such as year-end cash bonuses and year-end equity incentive plan awards to these individuals. Accordingly, the performance metrics identified in any performance award are not typically used by the Compensation Committee in determining the discretionary component of a named executive officers’ compensation.

How do we determine the amount of each compensation element for our named executive officers?

The chart below illustrates the percentage of aggregate compensation (excluding the cost of life insurance, medical and disability benefits) paid to our named executive officers for 2009 that is non-discretionary (e.g., base salaries and guaranteed amounts) as opposed to discretionary (e.g., year-end cash bonus and equity incentive plan awards).

2009 Aggregate Compensation to Named Executive Officers

Discretionary vs. Non-Discretionary

As a general matter, the Company believes that the annual incentive award, which consists of a year-end cash bonus and an annual equity incentive award, is the most important element of its named executive officers’ overall compensation. The Company’s Compensation Committee apportions the annual incentive award between the year-end cash bonus and an annual equity incentive award to further the Company’s stated compensation objectives.

Base Salary. Each of our named executive officers, with the exception of Mr. Ryan Stroub, is a party to an employment agreement with us specifying a $200,000 annual base salary. Mr. Stroub receives a $300,000 annual base salary, which reflects a determination of the firm to emphasize non-discretionary compensation in the case of individuals in charge of financial reporting, consistent with the firm’s approach to ensuring incentives are properly aligned with the role and as such encourage the independence of the financial reporting function from the firm’s business operations consistent with our view of best market compensation practices. In connection with our cost cutting measures in 2009, the base salaries for all of our employees at the level of vice president and above, which includes each of our named executive officers, were reduced by 10%.

Accordingly, the base salary in 2009 for each of our named executive officers, other than Mr. Stroub, was reduced to $180,000, and Mr. Stroub’s base salary was reduced to $270,000. Further information regarding these employment agreements is set forth above under “– Executive Officer Employment and Other Agreements.” Our intention with respect to our named executive officers, other than our Chief Financial Officer, is that base salary should, in a normal economic environment, constitute only a moderate portion of their overall compensation, while discretionary bonuses and Equity Incentive Plan awards should, in a normal economic environment, constitute the most significant portion of annual compensation. With respect to our CFO, the salary represents a more significant portion of pay and we would expect to provide appropriate discretionary bonuses commensurate with the role and performance.

Year-End Cash Bonus and Annual Equity Incentive Award. As a general matter, the Company believes that the annual incentive award, which consists of a year-end cash bonus and an annual equity incentive award, is the most important element of its named executive officers’ overall compensation. The Company’s Compensation Committee apportions the annual incentive award between the year-end cash bonus and an annual equity incentive award to further the Company’s stated compensation objectives.

In determining the size of a named executive officer’s total annual incentive award, the Compensation Committee takes into consideration several factors, including the Company’s overall performance, that individual’s identified contribution to the Company, the overall performance of the business line or function managed by that individual and compensation levels for comparable executives at selected peer companies. In addition, the Compensation Committee generally reviews data for selected peer companies regarding overall compensation and the cash/equity split obtained from publicly available sources, as well as data provided to the

Compensation Committee by compensation consultants. However, the Compensation Committee does not use such peer information and market data to benchmark its compensation and equity split decisions, rather such information is used by the Company as a “market check” on the Compensation Committee’s compensation and equity split decisions.

For each of the Company’s named executive officers, other than the Chief Executive Officer, the identified contribution to the Company consists of the Compensation Committee’s, the Chief Executive Officer’s and/or the Chief Operating Officer’s evaluation of (a) that person’s participation as a member of the Company’s executive committee and involvement in the day-to-day management of the Company, (b) that person’s contribution as a manager of a specific business line and (c) incremental revenue produced by that person as a member of the firm’s investment banking, brokerage or wealth management businesses. Historically, several of the Company’s named executive officers have been directly involved in revenue generating activities at the Company, either in the Company’s investment banking, brokerage or wealth management businesses. For instance, of our 2009 named executive officers, Mr. Raymond, Co-Head of Investment Banking, is actively involved in producing revenues as a member of the Company’s investment banking business and Mr. Stais, Head of Trading, is actively involved in producing revenues as a member of the Company’s brokerage business. The Company has not used a specific formula based on production levels to generate compensation levels, but the department heads that are also producers have revenue targets that a portion of their compensation is determined by, however this is only one determinant of the overall compensation.

For our Chief Executive Officer, during 2009 our Compensation Committee together with management, developed a set of financial and non-financial metrics to utilize as one factor in evaluating his 2009 performance, although specific targets were not established in advance. The financial metrics included: net revenue, pre-tax income, shareholder return, return on equity, earnings per share and market share and other investment banking league table metrics. The non-financial metrics included: strategic goals, resource management, growth and maintenance of our brand, vision and culture and certain tactical matters. Finally, the history of our firm as a partnership and the integrated nature of all of our business activities were taken into account.

In addition to the foregoing, the Compensation Committee also takes other factors into consideration in determining the annual incentive award. In general, we manage our aggregate compensation and benefits expense in relation to our net revenues, our available cash and the need to retain key employees. In doing so, we generally attempt to maintain certain limits and avoid crossing other thresholds. For instance, we seek to maintain a ratio of compensation and benefits expense to net revenue of 60% or less, but have found the need to pay out at higher ratios at lower revenue levels. This allows us to provide competitive compensation for our employees without jeopardizing our ongoing operations. In addition, we strive to ensure that our key employees are compensated at rates no lower than the 50th percentile of their peers at our competitor firms. We believe the success of our business is based largely on the quality of our employees and we continually monitor the market for their services and attempt to offer competitive compensation. We believe it is in our stockholders’ best interest to attempt to minimize employee turnover as a result of paying below market compensation. By striving to keep our payscale for our key employees within the range paid by our direct competitors, we believe we can retain our key employees Finally, in considering the amount and form of compensation paid to our employees, we strive to maintain sufficient available cash to maintain operations for at least 12 months to ensure our ongoing operations.

In 2009, our aggregate compensation and benefits expense (excluding expense relating to equity awards made in connection with our initial public offering) was 68% of our net revenues (excluding investment gains and losses attributable to investments in partnerships and other securities). The Compensation Committee determined the amount of year-end cash bonus for 2009 in early 2010. The Compensation Committee considered the factors described above and took into account the aggregate amount of compensation and benefits expense that had already been determined during the course of the year. These pre-determined compensation expenses include:

•	base salary amounts paid during 2009;

•	formula- and commission-based amounts in respect of performance during 2009, including target amounts payable under any performance-based cash and stock awards;

•	guaranteed compensation amounts in respect of 2009 that were established in connection with hiring or retaining specified individuals;

•	discretionary compensation amounts paid prior to the end of 2009;

•	equity award expense for equity awards granted prior to the end of 2009; and

•	benefits expense.

With respect to our named executive officers, in 2009 the pre-determined compensation expense consisted of (i) base salary expense, (ii) equity award expense for equity awards granted prior to the end of 2009, (iii) benefits expense; and (iv) certain guaranteed bonus expenses payable to Mr. Conacher.

After taking into account the aggregate amounts that had already been determined, the aggregate amount available for discretionary 2009 year-end cash bonus payments for all officers and employees, including our named executive officers, was approximately $28.0 million.

In apportioning the annual incentive award between a cash bonus and equity payment to the Company’s named executive officers, the most significant factor considered by the Compensation Committee is the Company’s effort to balance the competing demands of rewarding performance while retaining and incentivizing the Company’s named executive officers. As a general matter, the Compensation Committee attempts to maintain approximately the same split between cash and equity for each of the named executive officers. However, the Compensation Committee will take into account other factors that may result in proportionally more cash or more equity for a named executive officer including the named executive officer’s compensation in prior years, the cash and equity split in those prior years, that individual’s equity ownership in the Company and any other circumstances that would otherwise affect the ability of the Company to retain that individual. For instance, if a certain named executive officer had a relatively small equity interest in the Company, the Compensation Committee may determine that the individual’s annual incentive award should include more equity. Alternatively, if the Compensation Committee determines that an individual should be immediately rewarded for financial or operational performance, or if the market circumstances require a higher cash amount in order to retain such individual, the Compensation Committee may consider whether the annual incentive award should include proportionally more cash.

With respect to the actual amounts paid in 2009 as year-end cash bonus, the variance in cash bonus paid to our named executive officers resulted from a number of factors considered by the Compensation Committee, including the following:

•

the Company’s CEO, Mr. Thomas Weisel, elected not to receive a cash year-end bonus given the Company’s operating loss and our stated goal of reducing our cost structure while positioning the Company for when the markets eventually turn positive;

•

under the terms of the Company’s President and Chief Operating Officer’s employment contract, Mr. Lionel Conacher was entitled to a guaranteed bonus of $2.4 million, of which $1,444,000 was paid in cash and the remainder in equity awards;

•	the Company’s former CFO, Mr. Shaugn Stanley, resigned from the position of CFO in May 2009 and subsequently became the Company’s Chief Administrative Officer;

•	the Company’s current CFO, Mr. Ryan Stoub, was promoted to the position of CFO in May 2009 and served the remainder of the year in such role;

•

the Company’s Co-Head of Investment Banking, Mr. Bradford Raymond was actively managing several client relationships and was the principal investment banker on a number of key banking transactions, and the overall performance of our investment banking business, which is co-managed by Mr. Raymond; and

•	the Company’s Head of Trading, Mr. Anthony Stais has personal production as a trader and the overall performance of the Company’s brokerage business, which is directly managed by Mr. Stais.

Mid-Year Cash Bonus. The factors utilized by the Compensation Committee in determining mid-year cash bonuses are similar to those described above under Year-End Cash Bonus. In general, the mid-year cash bonus is given to our Canadian employees, in part, to assist in the transition of former Westwind employees, including Mr. Conacher, to the Company’s compensation regime. Westwind had historically paid quarterly bonuses while we have historically relied on year-end bonuses to compensate our employees. In 2009, Mr. Conacher received $660,000 as his mid-year cash bonus. No other named executive officer received a mid-year cash bonus.

Mid-Year Equity Incentive Plan Award. The factors utilized by the Compensation Committee in determining mid-year equity incentive plan awards are similar to those described above under Annual Equity Incentive Plan Awards. In general, the mid-year equity incentive plan award is given to our Canadian employees, in part, to assist in the transition of former Westwind employees, including Mr. Conacher, to the Company’s compensation regime. Westwind had historically paid quarterly bonuses while we have historically relied on year-end bonuses to compensate our employees. In 2009, Mr. Conacher received $540,000 of equity awards as his mid-year equity incentive plan award. No other named executive officer received a mid-year equity incentive award.

Other Awards and Amounts. We have historically provided a benefit to certain executive officers, including our named executive officers, of paying certain term life insurance premiums, medical, dental and vision plan premiums and long-term/short-term disability insurance premiums. In 2009 we continued this practice, as we believe that these are customary benefits provided to senior officers of companies like ours and these aspects of compensation are not material in relation to overall compensation paid to named executive officers.

How does each compensation element and our decisions regarding that element fit into our overall compensation objectives and affect decisions regarding other elements?

As stated above, our compensation policies and practices for named executive officers are intended to:

•	Incentivize and reward the achievement of financial and operational performance, while taking into account the risks associated therewith;

•	Align the interests of our named executive officers and those of our shareholders; and

•	Assist in retaining the employment of our named executive officers.

We believe each element of 2009 compensation complements and balance the other elements in the context of our overall compensation objectives. While some elements address our stated compensation objectives directly, others do so to varying degree. As a Company, we continually balance the form and amount of each element of overall compensation since decisions made with respect to one element of compensation have an impact on the other elements. For example, the decision to pay compensation in the form of one of our compensation elements might reduce the amount available to be paid under other compensation elements and, therefore, our decisions with respect to any one compensation element potentially affect decisions regarding other compensation elements.

Base Salary. We believe that the purpose of a base salary is to provide a set amount of cash compensation for each named executive officer that is not generally variable in nature and is competitive with salaries paid by peer companies. We also believe that in normal economic conditions, most of the total annual compensation paid to named executive officers, other than our Chief Financial Officer, should be in the form of year-end cash bonuses and annual equity incentive plan awards. While base salary does not generally incentivize or reward our named executive officers for specific financial or operational performance, we believe that maintaining a competitive base salary is a necessary component of compensation that provides a stable cash flow and does provide a retentive effect. We believe shareholders have an interest in retaining high quality employees and base salaries such as the ones paid to our named executive officers are commensurate with their positions and competitive with our peers.

Year-End Bonus and Annual Equity Incentive Plan Award. We believe that the year-end bonus and the annual equity incentive plan award are the two most important elements of our named executive officers’ overall compensation and that the two must be carefully balanced to meet our stated compensation objectives. As a general matter, our annual incentive award consists of a year-end cash bonus and an equity award. In apportioning the annual incentive award between these two, the most significant factor considered by the Compensation Committee is the Company’s effort to balance the competing demands of rewarding performance, retaining and incentivizing employees, maintaining the Company’s cash position and managing the dilution of the Company’s stock. The annual incentive award will be weighted more towards cash to the extent the Company is seeking to immediately reward performance or manage dilution of the Company’s stock. The annual incentive award will be weighted more towards equity to the extent the Company is seeking to maintain its cash position, retain key employees over time and/or align incentives of key employees with shareholders.

We believe that year-end cash bonuses reward and incentivize achievement and performance by our named executive officers because the individual performance and contributions of each individual are specifically factored into the determination of the amount of their year-end cash bonus. Additionally, a cash payment minimizes dilution of existing shareholders, thereby aligning investors with the named executive officers. Finally, because our year-end cash bonuses are paid only to employees employed with the Company on the payment date, the year-end cash bonus provides a retentive effect.

Likewise, the annual equity incentive plan award rewards and incentivizes achievement and performance by our named executive officers because the individual’s performance and direct contributions are taken into account in determining the size of the award. Additionally, the equity awards provide a retentive effect since awards vest over 3 or 4 year periods. Our named executive officers must remain employed by the company in order to vest their equity awards. Equity awards also minimizes employee turnover, which we believe is in the best interest of our investors.

Mid-Year Cash Bonus and Mid-Year Equity Incentive Plan Award. As described above, the mid-year cash bonus and the mid-year equity incentive plan award are given primarily to our Canadian employees. Our Compensation Committee considers the same factors detailed in our year-end cash bonus and annual equity incentive plan award discussions. As described above, in general mid-year bonuses are a transitional accommodation to former Westwind employees as they transition to our compensation regime.

Compensation Committee Report

The members of the Compensation Committee have reviewed and had the opportunity to discuss with management the Compensation Discussion and Analysis set forth above and have unanimously recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this filing.

Members of the Compensation Committee: Mr. Irby (Chairman), Mr. Barger and Mr. Koogle.

Audit Committee Report

At its meeting on March 10, 2010, the Audit Committee (i) reviewed and discussed our 2009 consolidated financial statements with our management, (ii) discussed with Deloitte & Touche LLP, our independent auditors, the matters required to be discussed by Statement on Auditing Standards No. 114, as amended, and (iii) discussed with Deloitte & Touche LLP its independence (and subsequently received the written disclosures and the letter from Deloitte & Touche LLP required by Public Company Accounting Oversight Board Ethics and Independence Rule 3526). Based on the foregoing, at its March 10, 2010 meeting, the Audit Committee unanimously recommended to the Board of Directors that the 2009 audited consolidated financial statements be included in our 2009 Annual Report on Form 10-K as filed with the SEC.

Members of the Audit Committee: Mr. Brown (Chairman), Mr. Allen, Mr. Grady and Mr. Irby.

Information provided under the sections of this filng entitled “Compensation Committee Report” and “Audit Committee Report” shall not be deemed to be “soliciting material” or “filed” with the SEC, or incorporated by reference in any filing we make under the Securities Act or the Exchange Act, irrespective of any general statement incorporating by reference this filng into any such filing, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent we specifically request that the information be treated as soliciting material or specifically incorporate this information by reference into a document we file under the Securities Act or the Exchange Act.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included in Item 5 – “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities” of this Annual Report on Form 10-K.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of March 31, 2010 (unless otherwise indicated) certain information regarding the beneficial ownership of our common stock and the Exchangeable Shares. In accordance with the rules of the SEC, “beneficial ownership” includes voting or investment power with respect to securities. On all matters submitted for shareholder vote, our common stock votes together as a single class with the Special Voting Preferred Stock held by the Trustee. Under the Voting and Exchange Trust Agreement, the Trustee is entitled to cast a number of votes equal to the number of outstanding Exchangeable Shares not held by Thomas Weisel Partners or any person directly or indirectly controlled by or under common control with Thomas Weisel Partners, and as to which the Trustee has timely received voting instructions from the Exchangeable Shareholders. Accordingly, all share numbers and ownership percentage calculations below assume that all Exchangeable Shares have been exchanged on a one-for-one basis into corresponding shares of common stock. Unless otherwise indicated, the address for each person listed below is: c/o Thomas Weisel Partners Group, Inc., One Montgomery Street, San Francisco, California 94104. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of our common stock and/or Exchangeable Shares beneficially owned by them.

	Shares of Common Stock Beneficially Owned (a)
Name of Beneficial Owner	Number	Percent
Directors and Named Executive Officers:
Thomas W. Weisel (b)(p)	2,607,412	7.92%
Lionel F. Conacher (c)(p)	1,362,578	4.14%
Ryan Stroub (d)	10,394	*
Shaugn Stanley (e)	113,952	*
Tony Stais (f)(p)	228,734	*
Bradford Raymond (g)(p)	163,112	*
Thomas I.A. Allen (h)	84,070	*
Matthew R. Barger (i)	69,028	*
Michael W. Brown (j)	57,873	*
Robert E. Grady (k)	6,525	*
B. Kipling Hagopian (l)	71,233	*
Alton F. Irby III (m)	85,974	*
Timothy A. Koogle (n)	60,819	*
All Directors and Executive Officers as a Group (18 persons) (o)	5,477,552	16.63%
Significant Shareholders:
Royce & Associates, LLC (p)	2,316,706	7.03%
ClearBridge Advisors, LLC (q)	2,073,513	6.29%

*	Less than 1% of the total outstanding shares of common stock and Exchangeable Shares, taken together.

(a)	For purposes of this table, “beneficial ownership” is determined in accordance with Rule 13d-3 under the Securities Exchange Act, pursuant to which a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of the date of determination.

In light of the nature of fully vested RSUs and fully vested options to purchase common stock (“Options”), we have also included in this table shares of common stock underlying fully vested but undelivered RSUs and fully vested but unexercised Options. For purposes of computing the percentage of outstanding shares of common stock and Exchangeable Shares held by each person or group of persons named above, any shares which such person or groups of persons has the right to acquire within 60 days (as well as the shares of common stock underlying fully vested but undelivered RSUs and fully vested but unexercised Options) are deemed to be outstanding but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

Each of the executive officers listed above or included in All Directors and Executive Officers as a Group, other than Mark P. Fisher and Ryan Stroub (who are included in All Directors and Executive Officers as a Group), has entered into a pledge agreement with us that will secure the liquidated damages provisions in the equity agreement each of them entered into with us at the time of our initial public offering (or at the time of our acquisition of Westwind, in the case of Mr. Conacher), by a pledge of 50% of the shares of our common stock or Exchangeable Shares owned by him (including through indirect ownership and ownership through affiliated entities) at the time of the completion of our initial public offering on February 7, 2006 (or at the time of our acquisition of Westwind on January 2, 2008, in the case of Mr. Conacher). In addition, each of these executives has agreed not to pledge shares of our common stock or Exchangeable Shares owned by them to any party other than us (commonly referred to as a “negative pledge”).

(b)	Mr. Weisel’s beneficial ownership includes (i) 1,752,482 shares of common stock owned by him directly (a portion of which are pledged to Thomas Weisel Partners Group, Inc. as security for certain obligations under his employment agreement), (ii) 765,816 shares of common stock owned by Ross Investments Inc., an entity wholly owned by him (a portion of which are pledged to Thomas Weisel Partners Group, Inc. as security for certain obligations under his employment agreement) and (iii) 89,114 shares of common stock as to which he disclaims beneficial ownership and which are owned by a non-family member, as trustee for immediate family members of Mr. Weisel.

Adult children of Mr. Weisel own 422,515 shares, which shares are not reflected in the table and as to which he disclaims beneficial ownership. Mr. Weisel also holds 260,235 unvested RSUs, ownership of which is not reflected in the table.

(c)	Mr. Conacher’s beneficial ownership includes (i) 1,016,237 Exchangeable Shares, (ii) 338,841 of common stock held by a trustee for the benefit of Mr. Conacher and (iii) 7,500 shares of common stock held in trust for immediate family members of Mr. Conacher. Mr. Conacher also holds 399,611 unvested RSUs and 175,000 unvested options, ownership of which is not reflected in the table.

(d)	Mr. Stroub also holds 58,090 unvested RSUs and 2,500 vested but undelivered RSUs, ownership of which is not reflected in the table.

(e)	Mr. Stanley also holds 148,374 unvested RSUs, ownership of which is not reflected in the table.

(f)	Mr. Stais also holds 306,395 unvested RSUs, ownership of which is not reflected in the table.

(g)	Mr. Raymond also holds 368,223 unvested RSUs, ownership of which is not reflected in the table.

(h)	Mr. Allen’s beneficial ownership consists of (i) 9,910 shares of common stock owned by him directly, (ii) 57,493 Exchangeable Shares held through Inter-Canadian Capital Strategies, Inc., a personal holding company, which in turn is held by a trustee for the benefit of Mr. Allen, his spouse and other family members, and (iii) 16,667 fully vested but unexercised Options.

(i)	Mr. Barger’s beneficial ownership includes (i) 32,387 shares of common stock and (ii) 36,641 fully vested but unexercised Options.

(j)	Mr. Brown’s beneficial ownership includes (i) 15,925 shares of common stock, including shares of common stock underlying fully vested but not yet delivered RSUs and (ii) 5,307 shares of common stock underlying fully vested but not yet delivered RSUs, and (iii) 36,641 fully vested but unexercised Options.

(k)	Mr. Grady’s beneficial ownership includes 6,525 shares of common stock.

(l)	Mr. Hagopian’s beneficial ownership includes (i) 13,448 shares of common stock, (ii) 3,538 shares of common stock underlying fully vested but not yet delivered RSUs, (ii) 43,833 fully vested but unexercised Options and (iii) 10,414 shares of common stock held by him and his wife as trustees of The Hagopian Family Trust.

(m)	Mr. Irby’s beneficial ownership includes (i) 52,641 shares of common stock and (ii) 33,333 fully vested but unexercised Options.

(n)	Mr. Koogle’s beneficial ownership includes (i) 13,448 shares of common stock, (ii) 3,538 shares of common stock underlying fully vested but not yet delivered RSUs and (ii) 43,833 fully vested but unexercised Options.

(o)	Beneficial ownership, in the aggregate, of Directors and Executive Officers as a group includes, in addition to the amounts reported for each Director and Executive Officer listed above, (i) 779,179 shares of common stock and (ii) 9,998 shares of common stock underlying fully vested but not yet delivered RSUs.

(p)	The address of Royce & Associates, LLC is 1414 Avenue of the Americas, New York, NY 10019. Information as to beneficial ownership by Royce & Associates, LLC and its address is as of February 9, 2010 and is based solely on filings relating to our common stock made by Royce & Associates, LLC and its affiliates with the SEC under Section 13(d) and Section 13(g) of the Securities Exchange Act of 1934. According to these filings Royce & Associates, LLC is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940.

(q)	The address of ClearBridge Advisors, LLC is 620 8th Avenue, New York, NY 10018. Information as to beneficial ownership by ClearBridge Advisors, LLC and its address is as of February 12, 2010 and is based solely on filings relating to our common stock made by ClearBridge Advisors, LLC and its affiliates with the SEC under Section 13(d) and Section 13(g) of the Securities Exchange Act of 1934. According to these filings ClearBridge Advisors, LLC is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Director and Officer Indemnification. We have entered into agreements that provide indemnification to our directors, officers and other persons requested or authorized by our Board of Directors to take actions on behalf of us for all losses, damages, costs and expenses incurred by the indemnified person arising out of such person’s service in such capacity, subject to the limitations imposed by Delaware law. These agreements are in addition to our indemnification obligations under our By-Laws.

Tax Indemnification Agreement and Related Matters. An entity that has historically operated in corporate form generally is liable for any adjustments to the corporation’s taxes for periods prior to its initial public offering. In contrast, the members of Thomas Weisel Partners Group LLC, our predecessor, rather than us, generally will be liable for adjustments to taxes (including U.S. federal and state income taxes) attributable to the operations of Thomas Weisel Partners Group LLC and its affiliates prior to our initial public offering. In connection with our initial public offering, we entered into a tax indemnification agreement to indemnify the members of Thomas Weisel Partners Group LLC against certain increases in taxes that relate to activities of Thomas Weisel Partners Group LLC and its affiliates prior to our initial public offering. The tax indemnification agreement includes provisions that permit us to control any tax proceeding or contest which might result in being required to make a payment under the tax indemnification agreement.

Private Equity Funds. We have established private equity funds in order to permit our employees to participate in our private equity, venture capital and other similar activities. Many of our employees, their spouses or entities owned or controlled by the employees have invested in these funds. Our affiliates generally bear overhead and administrative expenses for, and may provide certain other services free of charge to, the funds. In addition, certain of our directors and executive officers from time to time invest their personal funds directly in other funds managed by our subsidiaries or affiliates on the same terms and with the same conditions as the other investors in these funds, who are not our directors, executive officers or employees.

Other Transactions. Certain of our directors and officers and entities affiliated with our directors maintain brokerage accounts with us and maintain investments in investment funds that we manage. In addition, companies that our directors are investors in, or are directors or officers of, from time to time engage in transactions with us, including, for example, to provide us with software and data services and staffing services and retaining us with respect to the provision of investment banking services.

Review and Approval of Transactions with Related Persons

Under our Audit Committee Charter, our Audit Committee is responsible for reviewing and approving all related-party transactions that are required to be disclosed under Item 404 of the SEC’s Regulation S-K, and to ratify all other related party transactions of the Company. Factors taken into account in the review of related party transactions include our Code of Conduct and Ethics, our Standards Regarding Director Independence and our Corporate Governance Guidelines. Transactions with related persons that were entered into prior to our initial public offering and conversion to a corporation in February 2006 were not approved by our Audit Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors and persons who beneficially own more than 10% of our common stock to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such person.

Based solely on our review of the copies of all Section 16(a) forms furnished to us and other information, we believe that all filing requirements applicable to our executive officers, directors and greater-than-10% shareholders were met with three exceptions – (i) on March 9, 2009 a transaction took place requiring the filing of a Form 4 for Mr. Weisel, the Chief Executive Officer of the Company, by March 11, 2009, the Form 4 was

inadvertently filed late on March 13, 2009; (ii) on March 26, 2009 a transaction took place requiring the filing of a Form 4 for Mr. Slivon, an officer of the Company, by March 30, 2009, the Form 4 was inadvertently filed late on May 11, 2009; and (iii) on June 24, 2009 a transaction took place requiring the filing of a Form 4 for Mr. Slivon by June 26, 2009, the Form 4 was inadvertently filed late on June 29, 2009.

Item 14.	Principal Accountant Fees and Services

Fees Paid to Independent Auditors

The following table shows information about fees paid by us to Deloitte & Touche LLP and the other member firms of Deloitte Touche Tohmatsu and their respective affiliates (which we refer to collectively as Deloitte entities) with respect to the periods indicated. The Audit Committee’s policy is to pre-approve all audit and non-audit services performed by our independent registered public accounting firm in order to ensure that they do not impair its independence from us. All of the fees described in the table below were pre-approved by the Audit Committee. In addition, the Audit Committee has pre-approved certain additional advisory services which may be provided by Deloitte & Touche LLP in the future.

Type of Fees	2009	2008
	($ in thousands)	($ in thousands)
Audit Fees (a)	$1,438	$1,670
Audit-Related Fees (b)	27	100
Tax Fees	5	—
All Other Fees	27	8

Total	$1,497	$1,778

(a)	Audit fees for the years ended December 31, 2009 and 2008, respectively, were for professional services rendered in connection with the audits of our consolidated financial statements, report on internal control over financial reporting and the review of financial statements included in our quarterly reports on Form 10-Q.

(b)	Audit-related fees for the year ended December 31, 2009 and 2008 include fees for professional services rendered in connection with the review of Securities and Exchange Filings, SEC Comment Letter responses and accounting research assistance.

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) No financial statements are filled with this Amendment No. 1 on Form 10-K/A to the 2009 Annual Report. These items were included as part of the original filing of our 2009 Annual Report on March 12, 2010.

(a)(3) Exhibits.

The documents set forth below are filed herewith or incorporated by reference to the location indicated.

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of First Filing	Exhibit Number
2.1	Plan of Reorganization and Merger Agreement, dated as of October 14, 2005, by and among Thomas Weisel Partners Group LLC, Thomas Weisel Partners Group, Inc. and TWPG Merger Sub LLC	S-1/A	333-129108	12/13/2005	2.1

2.2	Agreement and Plan of Merger between Thomas Weisel Partners Group, Inc. and Thomas Weisel Partners Group LLC	10-K	000-51730	3/29/2006	2.2

2.3	Arrangement Agreement dated as of December 31, 2007 by and among Thomas Weisel Partners Group, Inc., TWP Acquisition Company (Canada), Inc., Westwind Capital Corporation, and Lionel Conacher, as Shareholders’ Representative	8-K	000-51730	10/1/2007	2.1

3.1	Certificate of Incorporation	S-1	333-129108	10/19/2005	3.1

3.2	By-Laws	S-1	333-129108	10/19/2005	3.2

3.3	Certificate of Designations, Preferences and Rights of the Special Voting Preferred Stock of Thomas Weisel Partners Group, Inc.	8-K	000-51730	1/1/2008	3.3

4.1	Form of Common Stock Certificate	10-K	000-51730	3/29/2006	4.1

4.2	Registration Rights Agreement	10-K	000-51730	3/29/2006	4.2

4.3	Warrant	10-K	000-51730	3/29/2006	4.3

10.1	Partners’ Equity Agreement	10-K	000-51730	3/29/2006	10.1

10.2+	Form of Employment Agreement	S-1/A	333-129108	1/17/2006	10.2

10.3	Form of Pledge Agreement	S-1/A	333-129108	1/17/2006	10.3

10.4+	Equity Incentive Plan	S-1/A	333-129108	2/1/2006	10.4

10.5+	Amended and Restated Equity Incentive Plan	10-Q	000-51730	8/10/2007	10.1

10.6+	Second Amended and Restated Thomas Weisel Partners Group, Inc. Equity Incentive Plan	10-Q	000-51730	8/8/2008	10.1

10.7+	Third Amended and Restated Thomas Weisel Partners Group, Inc. Equity Incentive Plan	10-K	000-51730	3/16/09	10.7

10.8	Form of Indemnification Agreement	S-1/A	333-129108	1/17/2006	10.5

10.9	Form of Tax Indemnification Agreement	S-1/A	333-129108	1/17/2006	10.6

10.10+	Thomas Weisel Partners Group, Inc. Bonus Plan	S-1/A	333-129108	2/1/2006	10.16

10.11+	Form of Restricted Stock Unit Award Agreement	S-1/A	333-129108	2/1/2006	10.17

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of First Filing	Exhibit Number
10.12+	Form of Restricted Stock Award Agreement	S-1/A	333-129108	2/1/2006	10.18

10.13+	Form of Performance Award Agreement	8-K	000-51730	6/11/2008	99.1

10.14+	Form of Equity Incentive Plan Performance Award Agreement (Performance Based, August 2008)	8-K	000-51730	8/1/2008	99.2

10.15+	Form of Restricted Stock Unit Award Agreement (Time Based, August 2008)	8-K	000-51730	8/1/2008	99.3

10.16+	Form of Restricted Stock Unit Award Agreement	8-K	000-51730	8/1/2008	99.4

10.17+	CEO Employment Agreement	10-K	000-51730	3/29/2006	10.19

10.18+	First Amendment to CEO Employment Agreement	10-Q	000-51730	11/13/2007	10.4

10.19+	Amended and Restated CEO Employment Agreement	10-KA	000-51730	3/17/2009	10.19

10.20+	Amendment No. 1 to Amended and Restated CEO Employment Agreement	10-Q	000-51730	5/8/09	10.1

10.21+	President Employment Agreement	8-K	000-51730	1/1/2008	10.3

10.22+	Amended and Restated President Employment Agreement	10-KA	000-51730	3/17/2009	10.21

10.23+	Amendment No. 1 to Amended and Restated President Employment Agreement	10-Q	000-51730	5/8/09	10.2

10.24+	Agreement, dated as of February 27, 2009, between Thomas Weisel Partners Group, Inc. and Lionel F. Conacher	10-KA	000-51730	3/17/2009	10.22

10.25+	Form of Equity Incentive Plan Restricted Stock Unit Award Agreement to Lionel F. Conacher	10-KA	000-51730	3/17/2009	10.23

10.26+	President’s Employment Agreement	8-K	000-51730	7/29/09	10.1

10.27+	Relocation Letter	8-K	000-51730	7/29/09	10.2

10.28+	Side Letter	8-K	000-51730	7/29/09	10.3

10.29+	Option Award Agreement	10-Q	000-51730	8/7/09	10.7

10.30	Letter Agreement, dated as of January 27, 2006, between Thomas Weisel Partners Group LLC and California Public Employees’ Retirement System	S-1/A	333-129108	2/1/2006	10.14

10.31	Fully Disclosed Clearing Agreement dated as of August 15, 2005 by and between National Financial Services LLC and Thomas Weisel Partners LLC	10-Q	000-51730	5/8/2006	10.12

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of First Filing	Exhibit Number
10.32	Amendments to the Fully Disclosed Clearing Agreement dated as of August 15, 2005 by and between National Financial Services LLC and Thomas Weisel Partners LLC	10-Q	000-51730	8/10/2007	10.2

10.33	Subscription Agreement, dated as of January 18, 2000, between Thomas Weisel Partners Group LLC and California Public Employees’ Retirement System, as amended	S-1/A	333-129108	12/13/2005	10.13

10.34	Alliance Agreement, dated as of November 14, 2001, among Nomura Securities Co., Ltd., Nomura Corporate Advisors Co., Ltd., Nomura Holding America Inc. and Thomas Weisel Partners Group LLC	S-1/A	333-129108	12/13/2005	10.15

10.35	Revolving Note and Cash Subordination Agreement	10-Q	000-51730	5/8/09	10.3

10.36	Lease, dated as of December 7, 1998, between Post-Montgomery Associates and Thomas Weisel Partners Group LLC, as amended by the First Amendment dated as of June 11, 1999, the Second Amendment dated as of June 11, 1999, the Third Amendment dated as of June 30, 1999, the Fourth Amendment dated as of September 27, 1999, the Fifth Amendment dated as of November 19, 1999, the Sixth Amendment dated as of June 9, 2000, the Seventh Amendment dated as of July 31, 2000, the Eighth Amendment dated as of October 1, 2000, the Ninth Amendment dated as of December 18, 2000, the Tenth Amendment dated as of July 31, 2003 and the Eleventh Amendment dated as of February 5, 2004	S-1/A	333-129108	12/13/2005	10.7

10.37	Lease, dated as of January 10, 2000, between Teachers Insurance and Annuity Association of America and Thomas Weisel Partners Group LLC, as amended by the First Amendment dated as of February 1, 2000, the Second Amendment dated as of June 21, 2000 and the Third Amendment dated as of October 29, 2003	S-1/A	333-129108	12/13/2005	10.8

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of First Filing	Exhibit Number
10.38	Lease, dated as of June 21, 2000, between Teachers Insurance and Annuity Association of America and Thomas Weisel Partners Group LLC, as amended by the First Amendment dated as of April 20, 2001 and the Second Amendment dated as of October 8, 2003	S-1/A	333-129108	12/13/2005	10.9

10.39	Lease, dated May 5, 1999, between 390 Park Avenue Associates, LLC and Thomas Weisel Partners Group LLC, as amended by the Letter Agreement dated as of June 3, 1999, the Lease Amendment dated as of October 1, 19999 and the Third Lease Amendment dated as of May 3, 2000	S-1/A	333-129108	12/13/2005	10.10

10.40	Lease, dated as of June 30, 1999, between Fort Hill Square Phase 2 Associates and Thomas Weisel Partners Group LLC, as amended by the First Amendment dated as of October 25, 1999, the Second Amendment dated as of June 12, 2000 and the Third Amendment dated as of January 8, 2002	S-1	333-129108	10/19/2005	10.11

10.41	Lease, dated as of November 9, 2006, between Moss Adams LLP and Thomas Weisel Partners Group, Inc.	10-K	000-51730	3/16/2007	10.21

10.42	Lease, dated as of December 31, 2007, between SP4 190 S. LASALLE, L.P. and Thomas Weisel Partners Group, Inc.	10-Q	000-51730	8/10/2007	10.3

10.43	Lease, dated as of August 1, 2007, between Farallon Capital Management, L.L.C and Thomas Weisel Partners Group, Inc.	10-Q	000-51730	11/13/2007	10.5

10.44	Lease, dated as of September 1, 2007, between Schweizerische Rückversicherungs-Gesellschaft, and Thomas Weisel Partners International Limited	10-Q	000-51730	11/13/2007	10.6

10.45	Sublease, dated as of July 30, 2004, between Dewey Ballantine LLP and Thomas Weisel Partners Group LLC	S-1	333-129108	10/19/2005	10.12

10.46	Sublease, dated as of November 30, 2006, between Arastra, Inc. and Thomas Weisel Partners Group, Inc.	10-K	000-51730	3/16/2007	10.23

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of First Filing	Exhibit Number
10.47	Sublease, dated as of November 30, 2006, between Cedar Associates LLC and Thomas Weisel Partners Group, Inc.	10-K	000-51730	3/16/2007	10.24

10.48	Sublease, dated as of November 27, 2006, between The Alexander Group, Inc. and Thomas Weisel Partners Group, Inc.	10-K	000-51730	3/16/2007	10.25

10.49	Sublease, dated as of November 30, 2006, between Gyrographic Communications Inc. and Thomas Weisel Partners Group, Inc.	10-K	000-51730	3/16/2007	10.26

10.50	License to Assign Underlease, dated as of October 15, 2007, between Oppenheim Immobilien-Kapitalanlagegesellschaft mbH to Fox Williams LLP and Bache Equities Limited and Thomas Weisel Partners International Limited and Thomas Weisel Partners Group, Inc.	10-K	000-51730	3/17/2008	10.33

10.51	Leave and License Agreement, dated as of December 2, 2005, between Tivoli Investments & Trading Company Private Limited and Thomas Weisel International Private Limited	S-1/A	333-129108	1/17/2006	10.25

10.52	Leave and License Agreement, dated as of December 2, 2005, between Fitech Equipments (India) Private Limited and Thomas Weisel International Private Limited	S-1/A	333-129108	1/17/2006	10.26

10.53	Loan and Security Agreement among Silicon Valley Bank, Thomas Weisel Capital Management LLC, Thomas Weisel Venture Partners LLC, Thomas Weisel Healthcare Venture Partners LLC and Tailwind Capital Partners LLC, dated as of June 30, 2004	S-1/A	333-129108	1/17/2006	10.20

10.54	Unconditional Secured Guaranty by Thomas Weisel Partners Group LLC to Silicon Valley Bank, dated June 15, 2004	S-1/A	333-129108	1/17/2006	10.21

10.55	Master Security Agreement between General Electric Capital Corporation and Thomas Weisel Partners Group LLC, dated as of December 31, 2003, as amended by the Amendment dated as of November 30, 2005, the Financial Covenants Addendum No. 1 to Master Security Agreement, dated as of December 31, 2003, and the Financial Covenants Addendum No. 2 to Master Security Agreement, dated as of November 30, 2005	S-1/A	333-129108	1/17/2006	10.22

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of First Filing	Exhibit Number
10.56	Westwind Capital Corporation Shareholders’ Equity Agreement dated as of December 31, 2007 by and among Thomas Weisel Partners Group, Inc. and Certain Former Shareholders of Westwind Capital Corporation	8-K	000-51730	1/1/2008	10.1

10.57	Form of Pledge Agreement dated as of December 31, 2007 by and among Thomas Weisel Partners Group, Inc., TWP Holdings Company (Canada), ULC, TWPG Acquisition Company (Canada), Inc., and The Individual Named Herein	8-K	000-51730	1/1/2008	10.2

21.1	List of Subsidiaries of the Registrant	10-K	000-51730	3/12/2010	21.1

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	—	—	—	—	X

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	—	—	—	—	X

+	Indicates a management contract or a compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THOMAS WEISEL PARTNERS GROUP, INC.

By:	/s/ RYAN STROUB
Name:	Ryan Stroub
Title:	Chief Financial Officer

Date: April 28, 2010