Form 10-Q
period 2010-03-31
Thomas Weisel Partners Group, Inc.
filed 2010-05-10
CIK 1340354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.

Commission File Number: 000-51730

Thomas Weisel Partners Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-3550472
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 5, 2010 there were 32,864,229 shares of the registrant’s common stock outstanding, including 6,183,121 exchangeable shares of TWP Acquisition Company (Canada), Inc., a wholly-owned subsidiary of the registrant. Each exchangeable share is exchangeable at any time into a share of common stock of the registrant, entitles the holder to dividend and other rights substantially economically equivalent to those of a share of common stock, and, through a voting trust, entitles the holder to a vote on matters presented to common shareholders.

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$61,921	$97,055
Restricted cash	6,918	6,768
Securities owned	18,022	16,063
Receivable from clearing brokers	22,443	20,320
Corporate finance and syndicate receivables—net of allowance for doubtful accounts of $721 and $560, respectively	9,270	9,901
Investments in partnerships and other investments	55,229	57,000
Receivables from related parties—net of allowance for doubtful loans of $2,881 and $2,859, respectively	1,566	1,543
Property and equipment—net of accumulated depreciation and amortization of $79,695 and $78,730, respectively	14,136	14,853
Other intangible assets—net of accumulated amortization of $28,230 and $25,188, respectively	13,836	16,401
Other assets	13,067	13,873
Total assets	$216,408	$253,777

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Securities sold, but not yet purchased	$16,903	$15,579
Payable to clearing broker	17	25
Accrued compensation	7,199	35,467
Accrued expenses and other liabilities	37,123	45,256
Notes payable	22,636	22,526
Deferred tax liability	4,746	5,087
Total liabilities	88,624	123,940

Commitments and contingencies (See Note 14 to the condensed consolidated financial statements)	—	—

Shareholders’ equity:
Exchangeable common stock—par value $0.01 per share, 6,183,121 and 6,236,948 shares issued and outstanding, respectively	61	62
Common stock—par value $0.01 per share, 100,000,000 shares authorized, 26,765,845 and 26,240,118 shares issued, respectively	268	262
Additional paid-in capital	493,664	495,024
Accumulated deficit	(357,391)	(352,118)
Accumulated other comprehensive loss	(8,401)	(9,305)
Treasury stock—at cost, 104,286 and 783,762 shares, respectively	(417)	(4,088)
Total shareholders’ equity	127,784	129,837

Total liabilities and shareholders’ equity	$216,408	$253,777

See accompanying notes to unaudited condensed consolidated financial statements.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
Investment banking	$27,171	$11,026
Brokerage	21,511	29,456
Asset management	3,952	2,725
Interest income	127	375
Total revenues	52,761	43,582
Interest expense	(605)	(483)
Net revenues	52,156	43,099

Expenses excluding interest:
Compensation and benefits	31,400	30,678
Brokerage execution, clearance and account administration	6,091	6,412
Communications and data processing	4,177	4,638
Depreciation and amortization of property and equipment	938	2,603
Amortization of other intangible assets	3,043	2,933
Marketing and promotion	2,528	1,784
Occupancy and equipment	3,901	4,087
Other expense	6,441	12,977
Total expenses, excluding interest	58,519	66,112

Loss before taxes	(6,363)	(23,013)
Provision for taxes (tax benefit)	(1,090)	840
Net loss	$(5,273)	$(23,853)

Net loss per share:
Basic net loss per share	$(0.16)	$(0.74)
Diluted net loss per share	$(0.16)	$(0.74)

Weighted average shares used in computation of per share data:
Basic weighted average shares outstanding	32,928	32,094
Diluted weighted average shares outstanding	32,928	32,094

See accompanying notes to unaudited condensed consolidated financial statements.

THOMAS WEISEL PARTNERS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(5,273)	$(23,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	938	2,603
Amortization of other intangible assets	3,043	2,933
Share-based compensation expense	4,880	4,433
Deferred tax benefit	(523)	(1,253)
Provision for doubtful corporate finance and syndicate receivables	209	469
Facility lease loss	—	(383)
Deferred rent expense	(236)	(4)
Warrants received from investment banking transactions	(407)	(538)
Unrealized and realized loss (gain) on investments in partnership and other securities and other investments—net	(520)	843
Interest amortization on notes payable	110	104
Other	—	32
Net effect of changes in operating assets and liabilities:
Securities owned and securities sold, but not yet purchased—net	(604)	2,817
Corporate finance and syndicate receivables—net	477	1,561
Distributions from investment partnerships	765	102
Other assets	760	642
Receivable from/payable to clearing brokers—net	(1,926)	(5,888)
Accrued expenses and other liabilities	(8,051)	5,394
Accrued compensation	(28,140)	(13,467)
Net cash used in operating activities	(34,498)	(23,453)

CASH FLOW FROM INVESTING ACTIVITIES:
Increase in restricted cash	(150)	—
Purchase of property and equipment	(136)	(411)
Purchases of investments in partnerships and other investments	(162)	(238)
Proceeds from sale of investments in partnerships and other investments	2,168	—
Net cash provided by (used in) investing activities	1,720	(649)

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of capital lease obligations	(49)	—
Cash paid for net settlement of equity awards	(2,598)	(1,551)
Net cash used in financing activities	(2,647)	(1,551)

Effect of exchange rate changes on cash and cash equivalents	291	(313)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(35,134)	(25,966)
CASH AND CASH EQUIVALENTS—Beginning of period	97,055	116,588
CASH AND CASH EQUIVALENTS—End of period	$61,921	$90,622

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$366	$217
Cash paid for taxes	$3,025	$193

Non-cash financing activities:
Issuance of shares in connection with vested restricted stock units	$4,809	$2,800

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

The Company conducts its investment banking, brokerage and equity research business through the following subsidiaries:

•
Thomas Weisel Partners LLC (“TWP”) – TWP is a registered broker-dealer under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and a member of the New York Stock Exchange, Inc. (“NYSE”), the American Stock Exchange, the Financial Industry Regulatory Authority (“FINRA”) and the Ontario Securities Commission. TWP is also a registered introducing broker under the Commodity Exchange Act and a member of the National Futures Association. TWP conducts certain of its activities through affiliates and branch offices in Canada and the United Kingdom (“U.K.”) and through a representative office in Switzerland.

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

The Company conducts its asset management business primarily through Thomas Weisel Capital Management LLC (“TWCM”), a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). TWCM is a general partner of a series of investment funds in venture capital and fund of funds through the following subsidiaries (the “Asset Management Subsidiaries”):

•
Thomas Weisel Global Growth Partners LLC (“TWGGP”) is a registered investment adviser under the Advisers Act and provides fund management and private investor access to venture and growth managers. TWGGP also manages investment funds that are active buyers of secondary interests in private equity funds, as well as portfolios of direct interests in venture-backed companies;

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

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Regulation S-X, Article 10 under the Exchange Act. The Company provides investment services to its clients, accordingly it follows certain accounting guidance used by the brokerage and investment industry.

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

The condensed consolidated financial statements and the related notes are unaudited and exclude some of the disclosures required in annual audited financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2009.

NOTE 2 — ANNOUNCEMENT OF ACQUISITION

On April 25, 2010, Stifel Financial Corp., a Delaware corporation (“Stifel”), PTAS, Inc., a Delaware corporation and a wholly-owned subsidiary of Stifel (“Merger Sub”), and the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that Stifel will acquire all of the outstanding shares of the Company’s common stock in a stock-for-stock merger (the “Merger”) using a fixed exchange ratio of 0.1364 shares of Stifel common stock for each share of the Company’s common stock. The Merger Agreement provides that at the effective time of the Merger, Merger Sub will merge with and into the Company, with the Company continuing as a wholly-owned subsidiary of Stifel. The above agreement does not have any impact on these financial statements.

NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENT

Amendments for Certain Investment Funds – In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance on consolidation of variable interest entities (“VIE”). This new guidance amends the consolidation guidance applicable to VIEs, including changing the approach to determining a VIE’s primary beneficiary (the reporting entity that must consolidate the VIE) and the frequency of reassessment. In February 2010, the FASB issued guidance to defer the requirements of the guidance issued in June 2009 with regards to consolidation. The deferral is applicable for a reporting entity’s interest in an entity that has all the attributes of an investment company or in which it is industry practice to apply measurement principles for financial reporting purproses that are consistent with those followed by investment companies. The guidance issued in June 2009 and February 2010 is effective January 1, 2010. The Company adopted the guidance upon issuance and adoption did not have a material impact on its condensed consolidated statements of financial condition, operations and cash flows.

NOTE 4 — SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED

Securities owned and securities sold, but not yet purchased were as follows (in thousands):

	March 31, 2010		December 31, 2009
	Securities	Securities Sold, But	Securities	Securities Sold, But
	Owned	Not Yet Purchased	Owned	Not Yet Purchased
Equity securities	$18,022	$169	$16,063	$19
Equity index fund	—	16,734	—	15,560

Total securities owned and securities sold, but not yet purchased	$18,022	$16,903	$16,063	$15,579

At March 31, 2010 and December 31, 2009, securities sold, but not yet purchased were collateralized by cash and cash equivalents and securities owned, which are held at the clearing brokers. Cash and cash equivalents that are collaterizing securities sold, but not yet purchased are included in the receivable from clearing brokers in the condensed consolidated statements of financial condition.

At March 31, 2010 and December 31, 2009, the Company did not hold securities presented in the table above that cannot be publicly offered or sold unless registration has been affected under the Securities Act of 1933, as amended (the “Securities Act”).

NOTE 5 — INVESTMENTS IN PARTNERSHIPS AND OTHER INVESTMENTS

Investments in partnerships and other investments consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Investments in partnerships	$29,626	$30,661

Other investments:
Auction rate securities	16,406	18,087
Warrants	6,670	5,860
Other	2,527	2,392

Total investments in partnerships and other investments	$55,229	$57,000

Investments in Partnerships

Investments in partnerships consist of investments in private equity partnerships, including the Company’s general partner interests in investment partnerships, at fair value.

Some of the Company’s investments in partnerships interests meet the definition of variable interest entities (“VIE”). The Company does not consolidate these VIEs because it has determined that the Company is not the primary beneficiary. For general partnership interests that do not qualify as VIEs, the partnership agreements have established simple majority kick-out rights for limited partner interests, and therefore the Company does not consolidate the partnerships.

Other Investments

Auction Rate Securities – As of March 31, 2010 and December 31, 2009, the Company held auction rate securities (“ARS”) with a par value of $17.3 million and $19.6 million, respectively, and a fair value of $16.4 million and $18.1 million, respectively.

The ARS are variable rate debt instruments, having long-term maturity dates of approximately 25 to 30 years, but whose interest rates are reset through an auction process, most commonly at intervals of 7 and 35 days. The interest earned on these investments is exempt from Federal income tax. All of the Company’s ARS are backed by pools of student loans and were rated AAAf, A1, Aaa or A3 at March 31, 2010. The Company continues to receive interest when due on its ARS and expects to continue to receive interest when due in the future. The weighted-average Federal tax exempt interest rate was 0.7% at March 31, 2010.

In 2008, widespread auction failures resulted in a lack of liquidity for these previously liquid securities. As a result, the principal balance of the Company’s ARS will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers and the underwriters establish a different form of financing to replace these securities or final payments come due according to the contractual maturities. The Company’s valuation of its ARS assesses the credit and liquidity risks associated with the securities, compares the yields on its ARS to similarly rated issues and determines the fair values based on a discounted cash flow analysis. The Company determined that its ARS had a fair value increase of $0.5 million during the three months March 31, 2010. Key assumptions of the discounted cash flow analysis included the following:

•
Coupon Rate – In determining fair value, the Company projected future interest rates based on the average near term historical interest rate for these issues, the Securities Industry and Financial Markets Association Municipal Swap Index and benchmark yield curves. The average interest rates assumed ranged from 2.4% to 4.1% on a taxable equivalent yield basis.

•
Discount Rate – The Company’s discount rate was based on a spread over LIBOR and consisted of a spread of 315 to 530 bps over this yield curve which the Company adjusted down to a spread of 115 to 200 bps over periods of time ranging from 12 to 19 quarters. This spread is included in the discount rate to reflect the current and expected illiquidity, which the Company expects to moderate over time.

•
Timing of Liquidation – The Company’s cash flow projections consisted of various scenarios for each security wherein it valued the ARS at points in time where it was in the interest of the issuer, based on the fail rate, to redeem the securities. The Company’s concluded values for each security were based on the average valuation of these various scenarios. For the securities analyzed, the shortest time to liquidation was assumed to be 21 months.

Warrants – The Company’s warrants received in connection with investment banking transactions are primarily non-transferable warrants on publicly traded companies. The Company’s valuation of its warrants is estimated using a Black-Scholes Merton option pricing model, which incorporates the following assumptions: 1) underlying company value based on closing market prices; 2) volatility based on historic trading data of the underlying companies; 3) the risk-free interest rate derived from government yield curves and calculated based on a weighted average of the risk-free interest rates that correspond closest to the remaining life of the warrants; and 4) marketability discount based on management’s judgment about the market for similar instruments as well as the environment of the industries in which the underlying companies participate, and based on valuation models that compute such discounts.

NOTE 6 — RELATED PARTY TRANSACTIONS

Receivables from related parties consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Co-Investment Fund loans to employees and former employees	$3,786	$3,759
Employee loans and other related party receivables	661	643
Less—Allowance for doubtful loans	(2,881)	(2,859)

Total receivables from related parties	$1,566	$1,543

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

The Company holds as collateral the investment in the Co-Investment Funds and establishes a reserve that reduces the carrying value of the receivable and accrued interest to the fair value of the collateralized ownership interest of the employees and former employees in the Co-Investment Funds. During the three months ended March 31, 2010, the Company did not have a change in the reserve related to the Co-Investment Funds. During the three months ended March 31, 2009, the Company increased the reserve related to the Co-Investment Funds by $0.4 million.  The Co-Investment Funds did not make any distributions that were credited towards repayment of the loans to employees during both the three months ended March 31, 2010 and 2009.

Employee Loans – The Company from time to time prior to its initial public offering made unsecured loans to its employees. These loans were not part of a Company program, but were made as a matter of course. Two employees entered into agreements with the Company that provide for repayment of the loans by February 2011, if they have not already been repaid, from funds generated through repurchase by the Company of shares of the Company’s common stock held by the employees. The Company established a reserve that reduces the carrying value of the receivables to the fair value of the collateralized common stock. As of March 31, 2010, the two employees have collectively repaid $0.3 million of their outstanding loan balances in cash or from proceeds they received through the repurchase by the Company of shares of the Company’s common stock held by the employees.

Other Related Party Receivables

Mr. Weisel, the Company’s Chairman and Chief Executive Officer, and certain other employees of the Company from time to time use an airplane owned by Ross Investments Inc. (“Ross”), an entity wholly-owned by Mr. Weisel, for business travel. The Company and Ross have adopted a time-sharing agreement in accordance with Federal Aviation Regulation 91.501 to govern the Company’s use of the Ross aircraft, pursuant to which the Company reimburses Ross for the travel expenses. For the three months ended March 31, 2010 and 2009, the Company paid approximately $129,000 and $27,000, respectively, to Ross on account of such expenses. These amounts are included in marketing and promotion expense within the condensed consolidated statements of operations. As of March 31, 2010 and December 31, 2009, the Company did not have any amounts payable to Ross.

In addition, the Company provides personal office services to Mr. Weisel. Pursuant to an understanding between Mr. Weisel and the Company, Mr. Weisel reimburses the Company for out-of-pocket expenses the Company incurs for such services. Amounts incurred by the Company for these services for the three months ended March 31, 2010 and 2009 were approximately $79,000 and $66,000, respectively. The receivable from Mr. Weisel at March 31, 2010 and December 31, 2009 was approximately $79,000 and $74,000, respectively. The amount outstanding at March 31, 2010 was paid by Mr. Weisel in April 2010.

In 2009, the Company agreed to provide personal office services, as needed, to Mr. Conacher, its President and Chief Operating Officer. Mr. Conacher reimburses the Company for the cost of such services and for out-of-pocket expenses it incurs on his behalf. Amounts incurred by the Company for the three months ended March 31, 2010 and 2009 were approximately zero and $2,000, respectively. There were no amounts due from Mr. Conacher at both March 31, 2010 and December 31, 2009.

On April 26, 2010 the Company announced the upcoming departure of Mr. Conacher to pursue other interests. Mr. Conacher’s departure will be effective July 22, 2010. Pursuant to the terms of Mr. Conacher’s employment agreement, on the sixtieth day following Mr. Conacher’s departure, the Company will be obligated to make payments of approximately $5.2 million to Mr. Conacher. The Company has not announced a replacement for Mr. Conacher.

NOTE 7 — GOODWILL AND OTHER INTANGIBLE ASSETS

On January 2, 2008, the Company acquired Westwind Capital Corporation (“Westwind”), a full-service, institutionally oriented, independent investment bank for a purchase price of $156 million. The Company accounted for its acquisition of Westwind utilizing the purchase method.

The following sets forth the other intangible assets associated with the acquisition of Westwind as of March 31, 2010 (in thousands):

	Gross Carrying Amount	Accumulated Amortization		Foreign Currency Translation	Net Book Value December 31, 2010	Useful Life
Customer relationships	$18,400	$8,381		$999	$9,020	7.5 years
Non-compete agreements	24,033	17,392	(1)	1,825	4,816	3.0 years
Investment banking backlog	2,600	2,457		143	—	1.0 year

Total other intangible assets	$45,033	$28,230		$2,967	$13,836

(1)	Includes an impairment charge of $0.7 million that occurred during the year ending December 31, 2009.

The following sets forth the other intangible assets associated with the acquisition of Westwind as of December 31, 2009 (in thousands):

	Gross Carrying Amount	Accumulated Amortization		Foreign Currency Translation	Net Book Value December 31, 2009	Useful Life
Customer relationships	$18,400	$7,691		$1,295	$9,414	7.5 years
Non-compete agreements	24,033	15,040	(1)	2,006	6,987	3.0 years
Investment banking backlog	2,600	2,457		143	—	1.0 year

Total other intangible assets	$45,033	$25,188		$3,444	$16,401

(1)	Includes an impairment charge of $0.7 million that occurred during the year ending December 31, 2009.

The following sets forth the remaining amortization of the other intangible assets based on accelerated and straight-line methods of amortization over the respective useful lives as of March 31, 2010 (in thousands):

2010	$6,939
2011	2,163
2012	1,691
2013	1,337
2014	1,062
Thereafter	644

Total amortization	$13,836

Amortization expense related to other intangible assets was $3.0 million and $2.9 million for the three months ended March 31, 2010 and 2009, respectively.

NOTE 8 — NOTES PAYABLE

Notes payable consisted of the following (in thousands):
	March 31, 2010		December 31, 2009
	Principal Amount	Carrying Amount	Principal Amount	Carrying Amount
Senior Note, floating mid-term AFR (1) + 2.25% (2)	$13,000	$12,794	$13,000	$12,732
Senior Note, floating mid-term AFR (1) + 2.25% (2)	10,000	9,842	10,000	9,794

Total notes payable	$23,000	$22,636	$23,000	$22,526

(1)	Applicable Federal Rate.

(2)
The Company has recorded the debt principal at a discount to reflect the below-market stated interest rate of these notes at inception. The Company amortizes the discount to interest expense so that the interest expense approximates the Company’s incremental borrowing rate. The effective interest rates at March 31, 2010 and December 31, 2009 were 4.80% and 4.94%, respectively.

As of March 31, 2010 and December 31, 2009, the fair value for each of the notes payable presented above approximates the carrying value as of March 31, 2010 and December 31, 2009, respectively.

The principal balances for the notes payable are due in February 2011.

Pursuant to the terms of the Senior Notes, upon the consummation of the previously announced transaction with Stifel, each of the holders of the Senior Notes may elect, at their respective option, to have their note redeemed by the Company at a redemption price equal to the unpaid principal amount of the note, without premium or penalty, plus any accrued and unpaid interest to the date of the redemption.

The weighted-average interest rate for notes payable was 4.69% and 4.36% at March 31, 2010 and December 31, 2009, respectively.

Subordinated Borrowings

In April 2008, TWP entered into a $25.0 million revolving note and cash subordination agreement with its primary clearing broker and incurs an annual commitment fee of 1.0%, or $0.3 million. The credit period in which TWP could draw on the note ended on April 18, 2009. TWP renewed this agreement on April 30, 2009, and the new credit period expired on April 30, 2010. Prior to expiration TWP confirmed with its primary clearing broker that it would not seek to renew this revolving note and cash subordination agreement. In order to borrow under this agreement, TWP was required to have equity and capital in excess of certain thresholds. As of March 31, 2010, TWP was in compliance with these conditions. As of and for the quarter ended March 31, 2010, TWP did not have any balances outstanding under this facility.

TWPC has a capital rental arrangement with a Canadian financial institution which is also a member of the IIROC. Under this arrangement, the financial institution provides subordinated capital on behalf of TWPC out of its capital up to CDN$8.0 million for bought deal underwriting commitments in return for a participation in the underwriting. During the three months ended March 31, 2010, TWPC did not utilize this rental arrangement. During the three months ended March 31, 2009, TWPC was provided capital for a bought deal underwriting commitment and as a result incurred a fee of $0.1 million.

Covenants

The Senior Notes include financial covenants including restrictions on additional indebtedness and other liabilities that could cause them to become callable and requirements that the notes be repaid should the Company enter into a transaction to liquidate or dispose of all or substantially all of its property, business or assets. The Company was in compliance with all covenants at March 31, 2010.

NOTE 9 – FINANCIAL INSTRUMENTS

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

The following is a summary of the fair value of the major categories of financial instruments held by the Company (in thousands):

	March 31, 2010	December 31, 2009
Assets
Money market funds	$36,979	$56,250
Securities owned	18,022	16,063
Investments in partnerships and other investments	55,229	57,000

Total assets	$110,230	$129,313

Liabilities
Securities sold, but not yet purchased	$16,903	$15,579

Total liabilities	$16,903	$15,579

The following is a summary of the Company’s financial assets and liabilities that are accounted for at fair value on a recurring basis by level in accordance with the fair value hierarchy described above (in thousands):

	March 31, 2010
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$36,979	$—	$—	$36,979

Securities owned:
Equity securities	18,022	—	—	18,022

Investments in partnerships and other investments:
Investments in partnerships	—	—	29,626	29,626
Auction rate securities	—	—	16,406	16,406
Warrants	—	—	6,670	6,670
Other	—	—	2,527	2,527

Total assets	$55,001	$—	$55,229	$110,230

Liabilities
Securities sold, but not yet purchased:
Equity securities	$169	$—	$—	$169
Equity index fund	16,734	—	—	16,734

Total liabilities	$16,903	$—	$—	$16,903

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$56,250	$—	$—	$56,250

Securities owned:
Equity securities	16,063	—	—	16,063

Investments in partnerships and other investments:
Investments in partnerships	—	—	30,661	30,661
Auction rate securities	—	—	18,087	18,087
Warrants	—	—	5,860	5,860
Other	—	—	2,392	2,392

Total assets	$72,313	$—	$57,000	$129,313

Liabilities
Securities sold, but not yet purchased:
Equity securities	$19	$—	$—	$19
Equity index fund	15,560	—	—	15,560

Total liabilities	$15,579	$—	$—	$15,579

The following is a summary of changes in fair value of the Company’s financial assets that have been classified as Level 3 for the three months ended March 31, 2010 (in thousands):

	Warrants		Investments in Partnerships		Auction Rate Securities	Other Investments	Total
Balance—December 31, 2009	$5,860		$30,661		$18,087	$2,392	$57,000

Realized and unrealized gains (losses)—net	201		(419)		487	135	404
Purchases, sales, issuances and settlements—net	407	(1)	(616	) (2)	(2,168)	—	(2,377)
Cumulative translation adjustment	202		—		—	—	202
Transfers in	—		—		—	—	—
Transfers out	—		—		—	—	—

Balance—March 31, 2010	$6,670		$29,626		$16,406	$2,527	$55,229

(1)	Warrants are received from time to time as partial payment for investment banking services. During the three months ended March 31, 2010, the Company did not exercise any warrants that it held.

(2)	Represents the net of contributions to and distributions from investments in partnerships.

The total net unrealized gains during the three months ended March 31, 2010 of approximately $0.2 million relate to financial assets held by the Company as of March 31, 2010.

Realized and unrealized gains (losses) from investments in partnerships and other investments are included in asset management revenues in the condensed consolidated statements of operations. Realized and unrealized gains (losses) from securities owned and securities sold, but not yet purchased, are included in brokerage revenues and asset management revenues in the condensed consolidated statements of operations.

NOTE 10 — NET LOSS PER SHARE

The Company uses the treasury stock method to reflect the potential dilutive effect of unvested restricted stock units, a warrant (both vested and non-vested) and unexercised stock options (“options”). Potential dilutive shares are excluded from the computation of net loss per share if their effect is anti-dilutive. The anti-dilutive options totaled 268,549 for both the three months ended March 31, 2010 and 2009. The anti-dilutive warrant totaled 486,486 shares for both the three months ended March 31, 2010 and 2009.

NOTE 11 — COMPREHENSIVE LOSS

The following table is a reconciliation of net loss reported in the Company’s condensed consolidated statements of operations to comprehensive loss (in thousands):

	Three Months Ended March 31,
	2010	2009
Net loss	$(5,273)	$(23,853)
Currency translation adjustment	904	(898)

Comprehensive loss	$(4,369)	$(24,751)

NOTE 12 — SHARE-BASED COMPENSATION

The Third Amended and Restated Thomas Weisel Partners Group, Inc. Equity Incentive Plan (the “Equity Incentive Plan”) provides for awards of non-qualified and incentive stock options, restricted stock and restricted stock units and other share-based awards to officers, directors, employees, consultants and advisors of the Company. At the February 2009 Special Meeting of Shareholders, the shareholders of the Company voted to approve an increase in the number of shares of the Company’s common stock available for awards under the Equity Incentive Plan by 6,000,000 shares. At March 31, 2010 the total number of shares issuable under the Equity Incentive Plan was 17,150,000 shares. Awards of stock options and restricted stock units reduce the number of shares available for future issuance. The number of shares available for future issuance under the Equity Incentive Plan at March 31, 2010 was approximately 3,237,000 shares.

Restricted Stock Units

A summary of non-vested restricted stock unit activity for the three months ended March 31, 2010 is presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value
Non-vested—December 31, 2009	8,218,444	$5.94

Issued	3,628,618	4.19
Vested	(1,266,952)	6.76
Cancelled	(177,510)	4.29

Non-vested—March 31, 2010	10,402,600	$5.26

The fair value of the shares vested during the three months ended March 31, 2010 and 2009 was $5.3 million and $3.6 million, respectively.

As of March 31, 2010, there was $35.5 million of total unrecognized compensation expense related to non-vested restricted stock unit awards. This cost is expected to be recognized over a weighted-average period of 2.1 years.

During the three months ended March 31, 2010 and 2009, the Company recorded $4.9 million and $4.4 million, respectively, in non-cash compensation expense with respect to grants of restricted stock units and stock options.

On April 22, 2010, the Board upon the recommendation of its Compensation Committee approved the waiver of certain requirements for vesting of restricted stock units held by current employees of the Company including executive officers (other than employees who have given notice of an intention to terminate their employment with the Company prior to April 23, 2010). The waiver was effective as of April 23, 2010 and eliminates any continued employment service requirements for vesting under Section 11(d)(i) of the Company’s Equity Incentive Plan. Additionally, in April 2010, the Board of Directors upon the recommendation of its Compensation Committee approved the grant of 3.2 million additional restricted stock units to certain employees, including executive officers of the Company.  These new restricted stock units are subject to a three year cliff vesting provision. As a result of the waiver of continued employment service requirements for vesting and the additional April 2010 grants, the Company recognized non-cash share-based compensation expense in the second quarter of 2010 of approximately $59 million.

NOTE 13 — INCOME TAXES

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the financial reporting and tax basis of its assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized.
During the year ended December 31, 2008, the Company determined that it was more-likely-than-not that its U.S. deferred tax assets would not be realized. The Company made this determination primarily based on the significant losses it incurred in 2008 as a result of the severe economic downturn and its effect on the capital markets. As of March 31, 2010, the Company continued to carry a full valuation allowance on its U.S. and U.K. deferred tax assets.

The Company’s effective tax rate for the three months ended March 31, 2010 and 2009 was 17.1% and (3.7)%, respectively.  The tax benefit (provision) for the three months ended March 31, 2010 and 2009 relates to the Company’s operations in Canada.  The change in the effective tax rate is primarily due to the valuation allowance reported with respect to the U.S. operating losses for the three months ended March 31, 2010 and 2009 and to the benefit associated with the Canadian net operating losses during the three months ended March 31, 2010 as compared to the provision associated with the Canadian net operating income during the three months ended March 31, 2009.

NOTE 14 — COMMITMENTS, GUARANTEES AND CONTINGENCIES

Commitments

Lease Commitments

The Company leases office space and computer equipment under non-cancelable operating leases which extend to 2019 and which may be extended as prescribed under renewal options in the lease agreements. The Company has entered into several non-cancelable sub-lease agreements for certain facilities or floors of facilities which are co-terminus with the Company’s lease for the respective facilities or floors of facilities. Facility and computer equipment lease expenses charged to operations for the three months ended March 31, 2010 and 2009 were $3.0 million and $3.5 million, respectively, net of sublease income of $0.5 million and $0.7 million, respectively.

At March 31, 2010 and December 31, 2009 the Company had a lease loss liability of $6.3 million and $7.4 million, respectively, related to office space that it vacated in prior years. The lease loss liability was estimated as the net present value of the difference between lease payments and receipts under expected sublease agreements. At March 31, 2010, the Company had subleases on all floors or facilities that were vacated that are co-terminus with its lease commitments.

Fund Capital Commitments

At March 31, 2010, the Company’s Asset Management Subsidiaries had commitments to invest in affiliated and unaffiliated investment partnerships. These commitments are generally called as investment opportunities are identified by the underlying partnerships. These commitments may be called in full at any time.

The Company’s commitments at March 31, 2010 were as follows (in thousands):

Asset Management Subsidiaries:
Global Growth Partners I	$414
Global Growth Partners II	291
Global Growth Partners IV	861
Healthcare Venture Partners	148
India Opportunity Fund	352

Total Affiliated Fund Capital Commitments	2,066

Unaffiliated Funds	3,294

Total Fund Commitments	$5,360

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

Guaranteed Compensation

The Company has entered into guaranteed compensation agreements, and obligations under these agreements are being accrued ratably over the related service period. Total unaccrued obligations at March 31, 2010 for services to be provided subsequent to March 31, 2010 were $2.5 million.

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

Additionally, the Company will record receivables for insurance recoveries for legal settlements and expenses when such amounts are covered by insurance and recovery of such losses or costs are considered probable of recovery. These amounts will be recorded as other assets in the condensed consolidated statements of financial condition and will reduce other expense to the extent such losses or costs have been incurred in the condensed consolidated statements of operations.

The following discussion describes significant developments with respect to the Company’s litigation matters that have occurred subsequent to December 31, 2009.

Updated Matters

Auction Rate Securities – The Company is defending a disciplinary proceeding brought by FINRA concerning the Company’s sales of ARS.  The Company did not, at any time, underwrite ARS or manage the associated auctions.

On July 23, 2009, the staff of the Enforcement Department of FINRA (the “Staff”) advised the Company that the Staff had made a preliminary determination to recommend disciplinary action against the Company relating to certain activities involving ARS.  The Company responded to this preliminary determination and negotiated with the Staff in an effort to try to resolve the matter.  Although the Company previously believed that it had reached an understanding in principle that would have resolved all aspects of the investigation, subject to documenting that understanding in a manner acceptable to the Company and FINRA, on April 26, 2010 the Company announced that it had not been able to finalize a consensual resolution with FINRA.

On April 28, 2010, FINRA commenced an administrative proceeding against the Company.  FINRA’s complaint relates to a transaction on January 29, 2008 in which approximately $15.7 million in ARS were sold from the Company’s account to the accounts of three customers, and charges the Company with violations of various NASD and/or FINRA Rules and Section 10(b) of the Exchange Act and SEC Rule 10b-5.  The transactions were undertaken by a former employee of the Company, and the Company has repurchased the ARS at issue from the customers at par.

The Company intends to defend the FINRA proceeding vigorously. The Company had previously established a $4.0 million provision for loss contingencies related to this matter. Although the Company is unable to determine at this time the impact of the ultimate resolution of this matter, the Company does not expect it to have any impact on the Stifel Financial Corp. merger.

In addition to the FINRA proceeding, the Company has been named in three FINRA arbitrations filed by customers who purchased ARS. The first claim was arbitrated, and the Company prevailed. The Company has filed answers to the second and third customers’ complaints, and the parties are now proceeding toward arbitration on those matters. The Company believes it has meritorious defenses to those actions and intends to vigorously defend such actions as they apply to the Company.

While the Company believes that based on its review of the need for, and amount of, any loss contingency reserve and other currently available information, it has adequately established a provision for loss contingencies related to ARS matters, the Company is not able to predict with certainty the outcome of any such matters, nor the amount if any, of any eventual settlements or judgments.

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

In re Merix Securities Litigation – The Company has been named as a defendant in a purported class action suit brought in connection with an offering in January 2004 involving Merix Corporation in which it served as a co-lead manager. On September 15, 2005, the United States District Court for the District of Oregon entered an order dismissing all claims against the underwriter defendants, including the Company, and the Merix defendants. A portion of the claim under Section 12(a)(2) of the Exchange Act was dismissed with prejudice, and the remainder of that claim and the Section 11 claim were dismissed with leave to re-file. Plaintiffs subsequently filed an amended complaint and on September 28, 2006 the Court dismissed the remaining claims with prejudice. Following the September 28, 2006 dismissal, plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit and the dismissal has now been overturned by the appellate court. The parties have now re-started the litigation process and have begun formal discovery. The Company believes it has meritorious defenses to these actions and intends to vigorously defend such actions as they apply to the Company. At this time the Company is unable to estimate whether it will incur a liability or the range of any such liability in this matter.

In re Noah Educational Holdings, Ltd. Securities Litigation – The Company has been named as a defendant in a purported class action litigation brought in connection with an initial public offering of Noah Educational Holdings, Ltd. in October 2007 where it acted as a co-manager. The complaint, apparently filed in the United States District Court for the Southern District of New York, alleges violations of Federal securities laws against Noah Educational and the underwriters, including the Company, based on alleged misstatements and omissions in the registration statement. On March 3, 2010 the Court dismissed the matter with prejudice and the plaintiff’s have now filed their notice of appeal. The Company believes it has meritorious defenses to the action and intends to vigorously defend such action as it applies to the Company. At this time the Company is unable to estimate whether it will incur a liability or the range of any such liability in this matter.

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

Stetson Oil & Gas, Ltd. v. Thomas Weisel Partners Canada Inc. – Thomas Weisel Partners Canada Inc. has been named as defendant in a Statement of Claim filed in the Ontario Superior Court of Justice. The claim arises out of the July 2008 “bought deal” transaction in which Thomas Weisel Partners Canada Inc. was allegedly engaged to act as underwriter (purchasing subscription receipts amounting to approximately CDN$25 million) for Stetson Oil & Gas, Ltd., an Alberta, Canada oil and gas exploration corporation. In May 2009, Thomas Weisel Partners Canada Inc. filed its Statement of Defense and Counterclaim. The Company believes Thomas Weisel Partners Canada Inc. has meritorious defenses to these actions and intends to vigorously defend such actions as they apply to the Company and its affiliates. While the Company’s review of the need and amount for any loss contingency reserve has led it to conclude that, based upon currently available information, the Company has adequately established a provision for loss contingencies related to this matter, the Company is not able to predict with certainty the outcome of this matter, nor the amount if any, of an eventual settlement or judgment.

Resolved Matters

In re Netlist, Inc. Securities Litigation – The Company has been named as a defendant in an amended complaint for a purported class action lawsuit filed in November 2007 in connection with the initial public offering of Netlist in November 2006 where the Company acted as a lead manager. The amended complaint, filed in the United States District Court for the Central District of California, alleges violations of Federal securities laws against Netlist, various officers and directors as well as Netlist’s underwriters, including the Company, based on alleged misstatements and omissions in the disclosure documents for the offering. The complaint essentially alleges that the registration statement relating to Netlist’s initial public offering was materially false and misleading. The Company denies liability in connection with this matter and has filed a motion to dismiss that was granted without prejudice by the court. Plaintiffs filed an amended complaint, and the Company filed another motion to dismiss. The parties have now reached a settlement which will release all defendants including the Company.

In re Vonage Holdings Corp. Securities Litigation – The Company is a defendant named in purported class action lawsuits filed in June 2006 arising out of the May 2006 initial public offering of Vonage Holdings Corp. where the Company acted as a co-manager. The complaints, filed in the United States District Court for the District of New Jersey and in the Supreme Court of the State of New York, County of Kings, allege misuse of Vonage’s directed share program and violations of Federal securities laws against Vonage and certain of its directors and senior officers as well as Vonage’s underwriters, including the Company, based on alleged false and misleading statements in the registration statement and prospectus. In January 2007, the plaintiffs’ complaints were transferred to the U.S. District Court for the District of New Jersey, and the defendants filed motions to dismiss. In 2009, the court issued an order dismissing all claims against the underwriters, with leave to re-file certain of those claims. The parties have now reached a settlement which will release all defendants including the Company.

New Matters

In Re CardioNet – The Company has been named as a defendant in a purported class action litigation brought in connection with the March 2008 initial public offering and August 2008 secondary offering of CardioNet where the Company acted as a co-manager. The complaint was filed in the Superior Court of the State of California, County of San Diego, and alleges violations of securities laws against CardioNet, officers and underwriters, including the Company, based on alleged misstatements and omissions in the registration statement. The Company believes it has meritorious defenses to these actions and intends to vigorously defend such actions as they apply to the Company. At this time the Company is unable to estimate whether it will incur a liability or the range of any such liability in this matter.

NOTE 15 — FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK, CREDIT RISK OR MARKET RISK

The majority of the Company’s transactions, and consequently the concentration of its credit exposure, is with its clearing brokers. The clearing brokers are also the primary source of short-term financing for both securities purchased and securities sold, not yet purchased by the Company. The securities owned by the Company may be pledged by the clearing brokers. The amount receivable from or payable to the clearing brokers in the Company’s condensed consolidated statements of financial condition represent amounts receivable or payable in connection with the trading of proprietary positions and the clearance of customer securities transactions. As of March 31, 2010 and December 31, 2009, the Company had cash on deposit of $38.1 million and $60.8 million, respectively, with the clearing brokers that was not collateralizing any liabilities to the clearing brokers.

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

The Company’s trading activities include providing securities brokerage services to institutional and retail clients. To facilitate these customer transactions, the Company may purchase, or take positions in equity securities (“long positions”), fixed income securities and equity index funds. The Company also enters into transactions to sell securities not yet purchased (“short positions”), which are recorded as liabilities in the condensed consolidated statements of financial condition. The Company is exposed to market risk on these long and short securities positions as a result of decreases in market value of long positions and increases in market value of short positions. Short positions create a liability to purchase the security in the market at prevailing prices. Such transactions result in off-balance sheet market risk as the Company’s ultimate obligation to satisfy the sale of securities sold not yet purchased may exceed the amount recorded in the condensed consolidated statements of financial condition. To mitigate the risk of losses, these securities positions are marked to market daily and are monitored by management to ensure compliance with limits established by the Company. The associated interest rate risk of these securities is not deemed material to the Company.

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

TWPC is a registered investment dealer in Canada and is subject to the capital requirements of the IIROC.

TWPIL is a registered U.K. broker-dealer and is subject to the capital requirements of the Financial Securities Authority.

The table below summarizes the minimum capital requirements for the Company’s broker-dealer subsidiaries as of March 31, 2010 (in thousands):

	Required Net Capital	Net Capital	Excess Net Capital
TWP	$1,000	$34,131	$33,131
TWPC	246	8,426	8,180
TWPIL	1,480	2,330	850

Total	$2,726	$44,887	$42,161

NOTE 17 — SEGMENT INFORMATION

The following table represents net revenues by geographic area (in thousands):

	Three Months Ended March 31,
	2010	2009
United States	$43,034	$29,563
Other countries	9,122	13,536

Total net revenue	$52,156	$43,099

No single customer accounted for more than 10% of the Company’s net revenues during the three months ended March 31, 2010. One customer accounted for 12% of the Company’s net revenues during the three months ended March 31, 2009.

Net revenues from countries other than the United States consist primarily of net revenues from Canada. Net revenues from Canada during the three months ended March 31, 2010 and 2009 accounted for 69% and 80%, respectively, of net revenues from other countries.

The following table represents long lived assets by geographic area based on the physical location of the assets (in thousands):

	March 31, 2010	December 31, 2009
United States	$10,935	$11,603
Other countries	3,201	3,250

Total long lived assets—net	$14,136	$14,853

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results and the timing of events may differ significantly from those projected in forward-looking statements due to a number of factors, including those set forth in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and in Part II, Item 1A – “Risk Factors” of this Quarterly Report on Form 10-Q. See “Where You Can Find More Information” in Part I, Item 1 – “Business” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Forward-Looking Statements

This Quarterly Report on Form 10-Q in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act, as amended. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “predict”, “potential”, “intend” or “continue”, the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include expectations as to our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined in Part I, Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and in Part II, Item 1A – “Risk Factors” of this Quarterly Report on Form 10-Q.

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

o
We believe we have begun to see more activity in the growth sectors of the economy, and we will benefit from maintaining our presence and coverage of the consumer, energy and alternative energy, healthcare, mining and technology growth sectors.

o
We may carry out repurchases of our common stock from time to time in the future and our Board of Directors may authorize additional repurchases in the future, in each case for the purpose of settling obligations to deliver common stock to employees who have received Restricted Stock Units under our Equity Incentive Plan.

o
We believe that our current level of equity capital, current cash balances, funds anticipated to be provided by operating activities will be adequate to meet our liquidity and regulatory capital requirements for the next 12 months.

o	As a result of the merger with Stifel Financial Corp. (“Stifel”), we will be creating what we believe will be a premiere middle-market investment bank with exposure to all sectors of the economy.

o	Stifel has one of the largest global wealth management groups and a strong capital and cash position, all of which we expect to enhance the value of our banking and brokerage platforms.

o	We believe the combination of our firm with Stifel to be highly complementary, as there is relatively no overlap in our banking and research coverage with that of Stifel.

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

We are exposed to volatility and trends in the general securities market, the economy and in particular the growth sectors of the economy. The global credit crisis, corporate consolidation and failures, lack of investor confidence and their collective impact on the global economy led to a dramatic slowdown in the capital markets, which in turn impacted the number of our investment banking transactions. We have made a concerted effort to reduce costs and preserve capital, while maintaining the breadth of our coverage. As we have begun to see more activity in the growth sectors of the economy, we should benefit from maintaining our presence and coverage of the consumer, energy and alternative energy, healthcare, mining and technology growth sectors.

In the latter half of 2009, an economic recovery began to take hold. Investment banking revenues rebounded in the fourth quarter of 2009 as capital market activity increased for emerging growth companies. During the quarter ended March 31, 2010, we continued to benefit from the strengthening U.S. economy and capital markets, raising capital for and advising companies across the majority of our industry sectors with technology and energy being the most active. Our U.S. investment banking revenues for the quarter exceeded any quarterly total since the third quarter of 2007, and our investment banking backlog continues to build, increasing significantly from the prior quarter.

We have been committed to being a premier global, growth-focused, investment bank. In the interest of this commitment, on April 26, 2010 we announced that we had entered into a definitive agreement to merge with Stifel Financial Corp. (NYSE: “SF”), creating what we believe will be a premiere middle-market investment bank with exposure to all sectors of the economy. Stifel Financial Corp. (“Stifel”) has one of the largest global wealth management groups with a strong capital and liquidity position, all of which we expect to enhance the value of our banking and brokerage platforms. We believe the combination of our firm with Stifel to be highly complementary, as there is relatively no overlap in our banking and research coverage with that of Stifel. Our banking and research coverage will add key growth sectors to the combined platform as well as significantly strengthens Stifel’s profile in the venture community wherein we maintain key relationships. The merger transaction is subject to shareholder and regulatory approvals.

Consolidated Results of Operations

Our business, by its nature, does not produce predictable earnings and is affected by changes in economic conditions generally and in particular by conditions in the financial markets as well as the growth sectors and companies which we service. For a further discussion of the factors that may affect our future operating results, see Part I, Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and in Part II, Item 1A – “Risk Factors” of this Quarterly Report on Form 10-Q.

The following table provides a summary of our results of operations (dollar amounts in thousands):

	Three Months Ended March 31,
	2010	2009	% Change
Net revenues	$52,156	$43,099	21.0%
Loss before taxes	(6,363)	(23,013)	(72.4)
Net loss	(5,273)	(23,853)	(77.9)%

Net loss per share:
Basic net loss per share	$(0.16)	$(0.74)
Diluted net loss per share	$(0.16)	$(0.74)

Revenues

The following table sets forth our revenues, both in dollar amounts and as a percentage of net revenues (dollar amounts in thousands):

	Three Months Ended March 31,
	2010	2009	% Change
Revenues:
Investment banking	$27,171	$11,026	146.4%
Brokerage	21,511	29,456	(27.0)
Asset management	3,952	2,725	45.0
Interest income	127	375	(66.1)

Total revenues	52,761	43,582	21.1
Interest expense	(605)	(483)	25.3

Net revenues	$52,156	$43,099	21.0%

Percentage of net revenues:
Investment banking	52.1%	25.6%
Brokerage	41.2	68.3
Asset management	7.6	6.3
Interest income	0.3	0.9

Total revenues	101.2	101.1
Interest expense	(1.2)	(1.1)

Net revenues	100.0%	100.0%

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

The following table sets forth our investment banking revenues and the number of investment banking transactions (dollar amounts in thousands):

	Three Months Ended March 31,
	2010	2009	% Change
Investment banking revenue:
Capital raising	$10,944	$8,601	27.2%
Strategic advisory	16,227	2,425	nm (1)

Total investment banking revenue	$27,171	$11,026	146.4%

Investment banking transactions:
Capital raising	24	11
Strategic advisory	10	4

Total investment banking transactions	34	15

Average revenue per transaction	$799	$735

(1)	Not meaningful.

 Three Months Ended March 31, 2010 versus 2009 — Investment banking revenue increased $16.1 million in the three months ended March 31, 2010 from 2009. Growth was particularly strong in the software, media and telecom sector. Our average revenue per transaction was $0.8 million and $0.7 million in 2010 and 2009, respectively. During the three months ended March 31, 2010 and 2009 we closed 34 and 15 investment banking transactions, respectively, driven by the improvement in the U.S. equity capital markets. During the three months ended March 31, 2010 and 2009, 48% and 79%, respectively, of our investment banking revenue was earned from the five largest transactions during the respective periods.

Capital raising revenue accounted for 40% and 78% of our investment banking revenue in the three months ended March 31, 2010 and 2009, respectively. Capital raising revenue increased $2.3 million to $10.9 million in the three months ended March 31, 2010 from 2009. Our average revenue per capital raising transaction was $0.5 million and $0.8 million in the three months ended March 31, 2010 and 2009, respectively.

Strategic advisory revenue accounted for 60% and 22% of our investment banking revenue in the three months ended March 31, 2010 and 2009, respectively. Strategic advisory revenue increased $13.8 million to $16.2 million in the three months ended March 31, 2010 from 2009. Our average revenue per strategic advisory transaction increased to $1.6 million in the three months ended March 31, 2010 from $0.6 million in 2009.

Brokerage Revenue

Our brokerage revenue includes (i) commissions paid by customers for brokerage transactions in equity securities, (ii) trading gains (losses) which result from market making activities from our commitment of capital to facilitate customer transactions and from proprietary trading activities relating to our special situations trading groups, (iii) advisory fees paid to us by high-net-worth individuals and institutional clients of our private client services group, which are generally based on the value of the assets we manage and (iv) fees paid to us for equity research.

Three Months Ended March 31, 2010 versus 2009 — Brokerage revenue decreased $7.9 million in the three months ended March 31, 2010 from 2009. The decrease in brokerage revenue was primarily attributable to lower commission revenue from our institutional business in the United States. The decrease in commission revenue is the result of a broad-based decline in our customer trading volume driven primarily by a general decrease in market volume and to a lesser extent by our headcount reductions, which affected the scope and continuity of our U.S. research coverage. With respect to our research coverage, we expect to expand our research footprint from approximately 500 companies currently under coverage to approximately 550 companies under coverage in the next six to twelve months.

The decrease in institutional commissions was primarily driven by a general decrease in market volume and a higher loss ratio on net commissions. The combined average daily volume on the New York Stock Exchange and the Nasdaq was approximately 3.5 billion in the three months ended March 31, 2010, a decrease of 8.8% from 2009. Our combined average daily customer trading volume in the three months ended March 31, 2010 decreased 32.2% from 2009. Another significant contributing factor to the decrease in our combined average daily customer trading volume was our clients, who sought to reduce risk during the capital market downturn, which led to reduced trading activity. The decrease in volume, coupled with an increase in volatility in the growth stocks we trade and an increase in competition for these trades requiring us to commit more capital to facilitate trades, led to the higher loss ratio.

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

The following table sets forth our asset management revenues (dollar amounts in thousands):

	Three Months Ended March 31,
	2010	2009	% Change
Asset management revenue:
Management fees	$3,530	$3,590	(1.7)%
Investments in partnerships realized and unrealized losses—net	(205)	(1,849)	(88.9)
Other investments realized and unrealized gains—net	627	984	(36.3)

Total asset management revenue	$3,952	$2,725	45.0%

Three Months Ended March 31, 2010 versus 2009 — Investments in partnerships realized and unrealized gains (losses) were as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2010	2009	% Change
Investments in partnerships realized and unrealized gains (losses)—net:
Thomas Weisel Capital Partners	$96	$(905)	(110.6)%
Thomas Weisel Global Growth Partners	50	(362)	(114.0)
Thomas Weisel Healthcare Venture Partners	99	(622)	(115.9)
Thomas Weisel Venture Partners	(99)	(1,353)	(92.7)
Other	(351)	1,393	(125.2)

Total investments in partnerships realized and unrealized gains (losses)—net	$(205)	$(1,849)	(88.9)%

The net realized and unrealized investment loss during the three months ended March 31, 2010 was primarily attributable to a net unrealized loss in our interest in a partnership which has invested in a privately held company that a experienced a decline in its operating results since 2009.

Net realized and unrealized investment losses of $1.8 million during the three months ended March 31, 2009 were attributable to our partnership interests in private investment funds and include (i) fair value adjustments of two public portfolio companies within Thomas Weisel Healthcare Venture Partners and (ii) fair value adjustments within our other investments in partnerships primarily resulting from downward valuations in private portfolio companies seeking capital during the beginning of 2009.

The unrealized gains of $1.4 million in other investments in partnerships during the three months ended March 31, 2009 was attributable to our interest in a partnership which has invested in a privately held company that experienced significant growth in its operating results since our interest was acquired at the beginning of 2008.

We recorded net investment gains in other investments of $0.6 million in the three months ended March 31, 2010 compared to net investment gains of $1.0 million in 2009 primarily due to a decrease in unrealized and realized gains on warrants.

Net Revenues by Geographic Segment

The following table sets forth our net revenues by geographic area (in thousands):

	Three Months Ended March 31,
	2010	2009
United States	$43,034	$29,563
Other countries	9,122	13,536

Total net revenue	$52,156	$43,099

No single customer accounted for more than 10% of net revenues during the three months ended March 31, 2010. One customer accounted for 12% of net revenues during the three months ended March 31, 2009.

Net revenues from countries other than the United States consist primarily of net revenues from Canada. Net revenues from Canada during the three months ended March 31, 2010 and 2009 accounted for 69% and 80%, respectively, of net revenues from other countries.

Expenses Excluding Interest

The following table sets forth information relating to our expenses excluding interest, both in dollar amounts and as a percentage of net revenues (dollar amounts in thousands):

	Three Months Ended March 31,
	2010	2009	% Change
Expenses excluding interest:
Compensation and benefits expense	$31,400	$30,678	2.4%
Non-compensation expense	27,119	35,434	(23.5)

Total expenses excluding interest	$58,519	$66,112	(11.5)%

Percentage of net revenues:
Compensation and benefits expense	60.2%	71.2%
Non-compensation expense	52.0	82.2

Total	112.2%	153.4%

Average number of employees	461	529

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

Share-based awards constitute a portion of our compensation expense, and as a general matter, vest over a three or four-year service period, are subject to continued employment and, accordingly, are recorded as non-cash compensation expense ratably over the service period beginning on the date of grant. As a result, our aggregate compensation expense has been, and will continue to be, impacted as we recognize share-based compensation expense associated with the vesting of prior year grants in current and future periods. As of March 31, 2010, there was $35.5 million of unrecognized compensation expense related to non-vested restricted stock unit awards, which is expected to be recognized over a weighted-average period of 2.1 years.

Since January 2009, we have reduced our total headcount by approximately 18% as part of our ongoing efforts to reduce our operating costs in order to mitigate the effect of the decline in revenues. As an additional temporary cost saving measure, in January 2009 we temporarily reduced base salaries for employees with titles of Vice President and above by 10%, including our Chief Executive Officer, President and other executive officers. Future headcount levels and resulting compensation costs will be significantly dependent on the level of capital markets activity. We are not anticipating further reductions in headcount, and in the beginning of 2010 we restored our employee base salaries, including those of our Chief Executive Officer, President and other executive officers.

Three Months Ended March 31, 2010 versus 2009 — Compensation and benefits expense increased $0.7 million in the three months ended March 31, 2010 from 2009.  This increase was primarily attributable to an increase in payroll tax expense and share-based compensation.  The increase in payroll tax expense was the result of the cash component of the 2009 bonus, paid in January 2010, increasing from the prior year. The increase in share-based compensation was the result of an increase in the amount and value of grants made in 2009 as compared to prior periods.

On April 22, 2010, the Board upon the recommendation of its Compensation Committee approved a modification to the waiver of continued employment requirements for vesting and the inclusion of certain post-termination provisions. The modification was effective as of April 23, 2010.  Additionally, in April 2010 the Board of Directors upon the recommendation of its Compensation Committee approved the grant of 3.2 million additional restricted stock units to certain employees, including executive officers which become deliverable at three years from the date of grant. As a result of the waiver of continued employment service requirements for vesting and the additional April 2010 grants, we recognized non-cash share-based compensation expense in the second quarter of 2010 of approximately $59 million.

Non-Compensation Expenses

Our non-compensation expenses include (i) brokerage execution, clearance and account administration, (ii) communications and data processing, (iii) depreciation and amortization of property and equipment, (iv) amortization of other intangible assets, (v) marketing and promotion, (vi) occupancy and equipment and (vii) other expenses.

Three Months Ended March 31, 2010 versus 2009 — Non-compensation expense decreased $8.3 million in the three months ended March 31, 2010 from 2009. Non-compensation expense decreased primarily due to a loss incurred in the three months ended March 31, 2009 of approximately $5.1 million due to a customer who failed to pay for several equity purchases that we executed at the customer’s request, which is included in other expenses. Based on our agreement with our primary clearing broker, we were required to settle and pay for those transactions on the customer’s behalf. Depreciation and amortization of property and equipment decreased $1.7 million due to assets reaching the end of their estimated useful lives during 2009. This overall decrease in non-compensation expenses was partially offset by an increase in marketing and promotion expense of $0.7 million due to an increase of client related employee travel related to our increased activity within the equity capital markets during the three months ended March 31, 2010.

Provision for Taxes

We account for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the financial reporting and tax basis of our assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized.

During the year ended December 31, 2008, we determined that it was more-likely-than-not that our U.S. deferred tax assets would not be realized. We made this determination primarily based on the significant losses we incurred in 2008 as a result of the severe economic downturn and its effect on the capital markets. As of March 31, 2010, we continued to carry a full valuation allowance on our U.S. and U.K. deferred tax assets.

Our effective tax rate for the three months ended March 31, 2010 and 2009 was 17.1% and (3.7)%, respectively.  The tax benefit (provision) for the three months ended March 31, 2010 and 2009 relates to our operations in Canada.  The change in the effective tax rate is primarily due to the valuation allowance reported with respect to the U.S. operating losses for the three months ended March 31, 2010 and 2009 and to the benefit associated with the Canadian net operating losses during the three months ended March 31, 2010 as compared to the provision associated with the Canadian net operating income during the three months ended March 31, 2009.

Liquidity and Capital Resources

In the three months ended March 31, 2010, cash and cash equivalents decreased $35.1 million from $97.1 million at December 31, 2009 primarily as the result of paying $33.4 million of bonuses that were accrued at December 31, 2009 and paying $2.6 million relating to the net settlement of vested restricted stock units. We believe that our current level of equity capital, current cash balances and funds anticipated to be provided by operating activities will be adequate to meet our liquidity and regulatory capital requirements for the next 12 months. Our broker dealers have adequate capital with consolidated excess net capital of $42.2 million. Our cash and cash equivalents at March 31, 2010 are $61.9 million, and we have taken significant steps to reduce our compensation expenses by reducing headcount to reduce our non-compensation expenses by consolidating facilities and renegotiating rates with vendors, which we expect to have a significant positive impact on operating cash flows. We currently do not anticipate significant capital expenditure requirements in the foreseeable future.

Included in securities owned is seed capital which we have provided to our small/mid-cap growth public equity investment team which may be available for withdrawal as the investment product obtains additional commitments of capital from third party investors.

Additionally, upon consummation of the merger transaction with Stifel, our operations and liquidity will be integrated with Stifel.  Stifel has considerable financial resources.

Cash Flows

Although we incurred net losses for the two year period ended December 31, 2009, and continued to incur losses for the three month period ended March 31, 2010, our net loss, excluding non-cash items, contributed $2.2 million to our cash and cash equivalents for the three month period ended March 31, 2010. The decrease in operating cash flows is primarily related to the payment of $33.4 million of bonuses that were accrued at December 31, 2009.  Additionally, investing and financing activities used $0.9 million of cash and cash equivalents during the three months ended March 31, 2010 due to the net settlement of equity awards that became deliverable to our employees of $2.6 million, the purchase of property plant and equipment of $0.1 million and the purchase of partnership investments and other investments of $0.2 million, offset by cash received from the sale or redemption of auction rate securities (“ARS”) of $2.2 million.

Auction Rate Securities

ARS are variable rate debt instruments, having long-term maturity dates of approximately 25 to 30 years, but whose interest rates are reset through an auction process, most commonly at intervals of 7 and 35 days. The interest earned on these investments is exempt from Federal income tax. All of our ARS are backed by pools of student loans and were rated AAAf, A1, Aaa, or A3 at March 31, 2010.

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

As of March 31, 2010, we held ARS with a fair value of $16.4 million and a par value of $17.3 million. We determined that our ARS had a fair value increase of $0.5 million during the three months ended March 31, 2010. We continue to receive interest when due on our ARS and expect to continue to receive interest when due in the future. The weighted-average Federal tax exempt interest rate was 0.7% at March 31, 2010. Our ARS are held at our primary broker dealer and are included in net capital, subject to haircuts determined in accordance with guidance from the Division of Trading and Markets of the Securities and Exchange Commission (“SEC”) under Rule 15c3-1 under the Securities Exchange Act of 1934 (the “Net Capital Rule”).

Our valuation of ARS assesses the credit and liquidity risks associated with the securities, compares the yields on ARS to similarly rated municipal issues and determines the fair values based on a discounted cash flow analysis. Key assumptions of the discounted cash flow analysis included the following:

•
Coupon Rate – In determining fair value, we projected future interest rates based on the average near term historical interest rate for these issues, the Securities Industry and Financial Markets Association Municipal Swap Index and benchmark yield curves. The average interest rates assumed ranged from 2.4% to 4.1% on a taxable equivalent yield basis.

•
Discount Rate – Our discount rate was based on a spread over LIBOR and consisted of a spread of 315 to 530 bps over this yield curve which we adjusted down to a spread of 115 to 200 bps over periods of time ranging from 12 to 19 quarters. This spread is included in the discount rate to reflect the current and expected illiquidity, which we expect to moderate over time.

•
Timing of Liquidation – Our cash flow projections consisted of various scenarios for each security wherein we valued the ARS at points in time where it was in the interest of the issuer, based on the fail rate, to redeem the securities. We concluded values for each security based on the average valuation of these various scenarios. For the securities analyzed, the shortest time to liquidation was assumed to be 21 months.

Debt Financing

Our outstanding notes consist of a note in the principal amount of $10 million issued to the California Public Employees’ Retirement System and a note in the principal amount of $13 million issued to Nomura America Investment, Inc (the “Senior Notes”). The Senior Notes have similar terms and covenants. The Senior Notes bear interest at a floating rate equal to the mid-term applicable Federal rate in effect from time to time and mature in February 2011. Pursuant to the terms of the Senior Notes, upon the consummation of the previously announced transaction with Stifel, each of the holders of the Senior Notes may elect, at their respective option, to have their note redeemed at a redemption price equal to the unpaid principal amount of the note, without premium or penalty, plus any accrued and unpaid interest to the date of the redemption.

The Senior Notes contain covenants regarding additional debt and other liabilities that could cause them to become callable and require that the notes be repaid should we enter into a transaction to liquidate or dispose of all or substantially all of our property, business or assets. As of March 31, 2010, we are in compliance with these covenants.

Bonus and Net Settlement of Restricted Stock Units

The timing of bonus compensation payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees are generally paid salaries semi-monthly during the year, bonus payments, which make up a larger portion of total compensation, have historically been paid in February and July. In the three months ended March 31, 2010, we made aggregate cash bonus payments to our employees of approximately $33.4 million.

During the three months ended March 31, 2010, approximately 1,770,000 shares of freely transferable common stock became deliverable to our employees in respect of share-based awards previously granted, which includes 621,425 shares that were withheld from delivery to offset tax withholding obligations of the employee. We elected to settle a portion of these vesting shares through a net settlement feature to meet the minimum employee statutory income tax withholding requirements. During the three months ended March 31, 2010, we made payments of $2.6 million related to the net settlement of shares. Our cash position and liquidity will be effected to the extent we elect to continue to settle a portion of vesting shares through net settlement in the future.

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

Our broker dealers maintain sufficient regulatory capital. The table below summarizes the minimum capital requirements for our broker-dealer subsidiaries (in thousands):

	March 31, 2010
	Required Net Capital	Net Capital	Excess Net Capital
TWP	$1,000	$34,131	$33,131
TWPC	246	8,426	8,180
TWPIL	1,480	2,330	850

Total	$2,726	$44,887	$42,161

Our clearing brokers are also the primary source of the short-term financing of our securities inventory. In connection with the provision of the short-term financing, we are required to maintain deposits with our clearing brokers. These deposits are included in our net receivable from or payable to clearing brokers in the condensed consolidated statements of financial condition.

Regulatory net capital requirements change based on certain investment and underwriting activities. Accordingly, we regularly monitor our liquidity position, including our cash and net capital positions. In April 2008, TWP entered into a $25.0 million revolving note and subordinated loan agreement. The credit period in which TWP could draw on the note ended on April 18, 2009. TWP renewed this agreement on April 30, 2009, and the new credit period expired on April 30, 2010. Prior to expiration, TWP confirmed with its primary clearing broker that it would not seek to renew this revolving note and cash subordination agreement. This facility was available subject to certain conditions including the following: (i) maintaining a certain level of equity, (ii) meeting a certain level of net capital based upon regulatory financial statement filings, (iii) continuing to employ Thomas W. Weisel as Chief Executive Officer, (iv) continuing to operate TWP’s investment banking and brokerage operations and (v) demonstrating TWP’s investment banking and brokerage operations continue to generate a specified percentage of total revenues. As of March 31, 2010, TWP was in compliance with these conditions.

Off-Balance Sheet Arrangements

In the ordinary course of business we enter into various types of off-balance sheet arrangements including certain reimbursement guarantees, which include contractual commitments and guarantees. For a discussion of our activities related to these off-balance sheet arrangements, see Note 14 – Commitments, Guarantees and Contingencies and Note 15 – Financial Instruments with Off-Balance Sheet Risk, Credit Risk or Market Risk to our condensed consolidated financial statements.

Contractual Obligations

There have been no material changes during the period covered by this report, outside of the ordinary course of our business, to the contractual obligations specified in the table disclosed in Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

• Fair Value of Financial Instruments

• Investment in Partnerships and Other Investments

• Liability for Lease Losses

• Legal and Other Contingent Liabilities

• Allowance for Doubtful Accounts

• Deferred Tax Valuation Allowance

• Goodwill and Long-Lived Assets

For further discussion regarding these policies, refer to Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our business and financing activities directly expose us to various types of risks, including (i) market risk relating to, among other things, the changes in the market value of equity or debt instruments and (ii) interest rate risk relating to the effect of changes in interest rates and the yield curve on the value of debt instruments that we hold and our payment obligations in respect of notes that we have issued. We are also exposed to other risks in conducting our business such as credit risk and the effects of inflation. Our exposure to these risks could be material to our condensed consolidated financial statements. Set forth below is a discussion of some of these risks together with quantitative information regarding the aggregate amount and value of financial instruments that we hold, in which we maintain a position or that we have issued and that remain outstanding, in each case, as of March 31, 2010 and December 31, 2009. Due to the nature of our business, in particular our trading business, the amount or value of financial instruments that we hold or maintain a position in will fluctuate on a daily and intra-day basis and the period-end values and amounts presented below are not necessarily indicative of the exposures to market risk, interest rate risk and other risks we may experience at various times throughout any given period.

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

As of March 31, 2010 (in thousands):
	Maturity Date									Carrying Value as of
	Remainder of 2010		2011	2012	2013	2014	Thereafter		Total Principal	March 31, 2010
Inventory positions:
Warrants—long (1)	$209		$6,163	$182	$—	$—	$116		$6,670	$6,670
Equity securities—long										18,022
Total—long	209		6,163	182	—	—	116		6,670	24,692

Equity securities—short										169
Equity index fund—short										16,734
Total—short										16,903

Other investments:
Auction rate securities	50	(2)	—	—	—	—	17,250	(3)	17,300	16,406
Other										2,527

(1)	Maturity date is based on the warrant expiration date. An assumption of expiration date was made when none was available.

(2)	Represents April 2010 and May 2010 redemptions.

(3)	Represents contractual maturity date. Please refer to further discussion regarding ARS included in the “Liquidity and Capital Resources” section above.

As of December 31, 2009 (in thousands):

	Maturity Date									Carrying Value as of
	2010		2011	2012	2013	2014	Thereafter		Total Principal	December 31, 2009
Inventory positions:
Warrants—long (1)	$296		$5,282	$161	$—	$—	$121		$5,860	$5,860
Equity securities—long										16,063
Total—long	296		5,282	161	—	—	121		5,860	21,923

Equity securities—short										19
Equity index fund—short										15,560
Total—short										15,579

Other investments:
Auction rate securities	100	(2)	—	—	—	—	19,500	(3)	19,600	18,087
Other										2,392

(1)	Maturity date is based on the warrant expiration date. An assumption of expiration date was made when none was available.

(2)	Represents 2010 redemptions as of February 28, 2010.

(3)	Represents contractual maturity date. Please refer to further discussion regarding ARS included in the “Liquidity and Capital Resources” section above.

In connection with our asset management activities, we provide seed investment funds for new asset management products to be invested in long and short positions in publicly traded equities. These seed investments are included in the tables presented above.

In addition to the positions set forth in the table above, we maintain investments in private equity, venture capital and other investment funds. These investments are carried at fair value in accordance with industry guidance, and as of March 31, 2010 and December 31, 2009, the fair value of these investments was $29.6 million and $30.7 million, respectively.

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

As of March 31, 2010 (in thousands):
	Maturity Date									Carrying Value as of
	Remainder of 2010		2011	2012	2013	2014	Thereafter		Total Principal	March 31, 2010
Other investments:
Auction rate securities (1)	$50	(4)	$—	$—	$—	$—	$17,250	(5)	$17,300	$16,406

Notes payable:
Senior Note, floating mid-term AFR(2) + 2.25% (3)	—		13,000	—	—	—	—		13,000	12,794
Senior Note, floating mid-term AFR(2) + 2.25% (3)	—		10,000	—	—	—	—		10,000	9,842

(1)	The weighted–average Federal tax exempt interest rate was 0.67% at March 31, 2010.

(2)	Applicable Federal Rate.

(3)
We have recorded the debt principal at a discount to reflect the below-market stated interest rate of these notes at inception. We amortize the discount to interest expense so that the interest expense approximates our incremental borrowing rate. The weighted average interest rate was 4.69% at March 31, 2010.

(4)	Represents April 2010 and May 2010 redemptions.

(5)	Represents contractual maturity date. Please refer to further discussion regarding ARS included in the “Liquidity and Capital Resources” section above.

As of December 31, 2009 (in thousands):

	Maturity Date									Carrying Value as of
	2010		2011	2012	2013	2014	Thereafter		Total Principal	December 31, 2009
Other investments:
Auction rate securities (1)	$100	(4)	$—	$—	$—	$—	$19,500	(5)	$19,600	$18,087

Notes payable:
Senior Note, floating mid-term AFR(2) + 2.25% (3)	—		13,000	—	—	—	—		13,000	12,732
Senior Note, floating mid-term AFR(2) + 2.25% (3)	—		10,000	—	—	—	—		10,000	9,794

(1)	The weighted average Federal tax exempt interest rate was 0.73% at December 31, 2009.

(2)	Applicable Federal Rate.

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

Credit Risk

Our broker-dealer subsidiaries place and execute customer orders. The orders are then settled by unrelated clearing organizations that maintain custody of customers’ securities and provide financing to customers. The majority of our transactions, and consequently the concentration of our credit exposure, is with our clearing brokers. The clearing brokers are also the primary source of our short-term financing (securities sold, but not yet purchased), which is collateralized by cash and securities owned by us and held by the clearing brokers. Our securities owned may be pledged by the clearing brokers. The amount receivable from and payable to the clearing brokers in the condensed consolidated statements of financial condition represent amounts receivable and payable in connection with the proprietary and customer trading activities. As of March 31, 2010 and December 31, 2009, we had cash on deposit with the clearing brokers of $38.1 million and $60.8 million, respectively, that was not collateralizing liabilities to the clearing brokers. In addition to the clearing brokers, we are exposed to credit risk from other brokers, dealers and other financial institutions with which we transact business.

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

During 2009, we recorded a loss of $5.1 million due to a customer who failed to pay for several equity purchases that we executed at the customer’s request. Based on our agreement with our primary clearing broker, we were required to settle and pay for those transactions on the customer’s behalf. We recorded the loss in bad debt expense which is included in other expense in the condensed consolidated statement of operations. We believe the loss was incurred as a result of fraudulent activity on the part of the customer and are vigorously pursuing that customer for the losses incurred upon liquidating those positions.

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

During the three months ended March 31, 2010, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

There were no changes in our internal control over financial reporting in the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The following describes developments with respect to our litigation matters that occurred in the three months ended March 31, 2010, and through the filing date, and should be read in conjunction with our discussion set forth in Note 16 — Commitments, Guarantees and Contingencies in Part VI, Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2009.

Updated Matters

Auction Rate Securities – We are defending a disciplinary proceeding brought by FINRA concerning our sales of ARS.  We did not, at any time, underwrite ARS or manage the associated auctions.

On July 23, 2009, the staff of the Enforcement Department of FINRA (the “Staff”) advised us that the Staff had made a preliminary determination to recommend disciplinary action against us relating to certain activities involving ARS.  We responded to this preliminary determination and negotiated with the Staff in an effort to try to resolve the matter.  Although we previously believed that we had reached an understanding in principle that would have resolved all aspects of the investigation, subject to documenting that understanding in a manner acceptable to us and FINRA, on April 26, 2010 we announced that we had not been able to finalize a consensual resolution with FINRA.

On April 28, 2010, FINRA commenced an administrative proceeding against us. FINRA’s complaint relates to a transaction on January 29, 2008 in which approximately $15.7 million in ARS were sold from our account to the accounts of three customers, and charges us with violations of various NASD and/or FINRA Rules and Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5.  The transactions were undertaken by a former employee, and we have repurchased the ARS at issue from the customers at par.

We intend to defend the FINRA proceeding vigorously. We previously established a $4.0 million provision for loss contingencies related to this matter. Although we are unable to determine at this time the impact of the ultimate resolution of this matter, we do not expect it to have any impact on the Stifel Financial Corp. merger.

In addition to the FINRA proceeding, we have been named in three FINRA arbitrations filed by customers who purchased ARS. The first claim was arbitrated, and we prevailed. We have filed answers to the second and third customers’ complaints, and the parties are now proceeding toward arbitration on those matters. We believe we have meritorious defenses to those actions and intend to vigorously defend such actions as they apply to us.

While we believe that based on our review of the need for, and amount of, any loss contingency reserve and other currently available information, we have adequately established a provision for loss contingencies related to ARS matters, we are not able to predict with certainty the outcome of any such matters, nor the amount if any, of any eventual settlements or judgments.

In Re Bare Escentuals Inc. Securities Litigation – We have been named as a defendant in a purported class action litigation brought in connection with the 2006 initial public offering and 2007 secondary offering of Bare Escentuals where we acted as a co-manager. The complaint was filed in the United States District Court, Northern District of California, and alleges violations of Federal securities laws against Bare Escentuals, officers and underwriters, including us, based on alleged misstatements and omissions in the registration statement. We believe we have meritorious defenses to these actions and intend to vigorously defend such actions as they apply to us. At this time we are unable to estimate whether we will incur a liability or the range of any such liability in this matter.

Borghetti v. Campus Pipeline – A putative shareholder derivative action was brought in the Third Judicial District Court in Salt Lake County, Utah on October 5, 2004 against Campus Pipeline in connection with a sell-side mergers and acquisitions engagement in which we acted as a financial advisor to Campus Pipeline. Plaintiffs alleged breach of fiduciary duty, fraud and similar related claims against Campus Pipeline’s directors, officers, attorneys and us. On May 3, 2005, the court granted in part and denied in part our motion to dismiss, dismissing all claims against us except the breach of fiduciary duty claim. Thereafter, on April 23, 2007, the court granted our motion for summary judgment with respect to the remaining claims against us, although the plaintiffs subsequently have appealed this decision. We have denied liability in connection with this matter. We believe we have meritorious defenses to the action and intend to vigorously defend such action as it applies to us. At this time we are unable to estimate whether we will incur a liability or the range of any such liability in this matter.

In re GT Solar International, Inc. – We have been named as a defendant in a purported class action litigation brought in connection with an initial public offering of GT Solar International, Inc. in July 2008 where we acted as a co-manager. The complaint, filed in the United States District Court for the District of New Hampshire on August 1, 2008, alleges violations of Federal securities laws against GT Solar and certain of its directors and officers as well as GT Solar’s underwriters, including us, based on alleged misstatements and omissions in the registration statement. We believe we have meritorious defenses to the action and intend to vigorously defend such action as it applies to us. At this time we are unable to estimate whether we will incur a liability or the range of any such liability in this matter.

In re Merix Securities Litigation – We have been named as a defendant in a purported class action suit brought in connection with an offering in January 2004 involving Merix Corporation in which we served as a co-lead manager. On September 15, 2005, the United States District Court for the District of Oregon entered an order dismissing all claims against the underwriter defendants, including us, and the Merix defendants. A portion of the claim under Section 12(a)(2) of the Exchange Act was dismissed with prejudice, and the remainder of that claim and the Section 11 claim were dismissed with leave to re-file. Plaintiffs subsequently filed an amended complaint and on September 28, 2006 the Court dismissed the remaining claims with prejudice. Following the September 28, 2006 dismissal, plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit and the dismissal has now been overturned by the appellate court. The parties have now re-started the litigation process and have begun formal discovery. We believe we have meritorious defenses to these actions and intend to vigorously defend such actions as they apply to us. At this time we are unable to estimate whether we will incur a liability or the range of any such liability in this matter.

In re Noah Educational Holdings, Ltd. Securities Litigation – We have been named as a defendant in a purported class action litigation brought in connection with an initial public offering of Noah Educational Holdings, Ltd. in October 2007 where we acted as a co-manager. The complaint, apparently filed in the United States District Court for the Southern District of New York, alleges violations of Federal securities laws against Noah Educational and the underwriters, including us, based on alleged misstatements and omissions in the registration statement. On March 3, 2010 the Court dismissed the matter with prejudice and the plaintiff’s have now filed their notice of appeal. We believe we have meritorious defenses to the action and intend to vigorously defend such action as it applies to us. At this time we are unable to estimate whether we will incur a liability or the range of any such liability in this matter.

In re Orion Energy Systems, Inc. Securities Litigation – We have been named as a defendant in a purported class action lawsuit filed in February 2008 arising out of the December 2007 initial public offering of Orion Energy Systems, Inc. where we acted as the sole book manager. The complaint, filed in the United States District Court for the Southern District of New York, alleges violations of Federal securities laws against Orion, various officers and directors, as well as Orion’s underwriters, including us, based on alleged misstatements and omissions in the disclosure documents for the offering. We believe we have meritorious defenses to these actions and intend to vigorously defend such actions as they apply to us. At this time we are unable to estimate whether we will incur a liability or the range of any such liability in this matter.

In re Rigel Pharmaceuticals Inc. Securities Litigation – We have been named as a defendant in a purported class action litigation brought in connection with a February 2008 secondary offering of Rigel Pharmaceuticals where we acted as a co-manager. The complaint was filed in the United States District Court, Northern District of California, and alleges violations of Federal securities laws against Rigel Pharmaceuticals, its officers and underwriters, including us, based on alleged misstatements and omissions in the registration statement. The court granted our motion to dismiss in its entirety on December 21, 2009 and granted Plaintiffs’ leave to amend their complaint. We believe we have meritorious defenses to these actions and intend to vigorously defend such actions as they apply to us. At this time we are unable to estimate whether we will incur a liability or the range of any such liability in this matter.

In re Virgin Mobile USA, Inc. Securities Litigation – We have been named as a defendant in one of two purported class action lawsuits filed in November 2007 arising out of the October 2007 initial public offering of Virgin Mobile USA, Inc. where we acted as a co-manager. The complaints, filed in the United States District Courts for New Jersey and the Southern District of New York, allege violations of Federal securities laws against Virgin Mobile, various officers and directors as well as Virgin Mobile’s underwriters, including us, based on alleged misstatements and omissions in the disclosure documents for the offering. The parties have agreed to transfer and consolidate the matters in the United States District Court for the Southern District of New York. We believe we have meritorious defenses to these actions and intend to vigorously defend such actions as they apply to us. At this time we are unable to estimate whether we will incur a liability or the range of any such liability in this matter.

Stetson Oil & Gas, Ltd. v. Thomas Weisel Partners Canada Inc. – Thomas Weisel Partners Canada Inc. has been named as defendant in a Statement of Claim filed in the Ontario Superior Court of Justice. The claim arises out of the July 2008 “bought deal” transaction in which Thomas Weisel Partners Canada Inc. was allegedly engaged to act as underwriter (purchasing subscription receipts amounting to approximately CDN$25 million) for Stetson Oil & Gas, Ltd., an Alberta, Canada oil and gas exploration corporation. In May 2009, Thomas Weisel Partners Canada Inc. filed its Statement of Defense and Counterclaim. We believe Thomas Weisel Partners Canada Inc. has meritorious defenses to these actions and intend to vigorously defend such actions as they apply to us and our affiliates. While our review of the need and amount for any loss contingency reserve has led us to conclude that, based upon currently available information, we have adequately established a provision for loss contingencies related to this matter, we are not able to predict with certainty the outcome of this matter, nor the amount if any, of an eventual settlement or judgment.

Resolved Matters

In re Netlist, Inc. Securities Litigation – We have been named as a defendant in an amended complaint for a purported class action lawsuit filed in November 2007 in connection with the initial public offering of Netlist in November 2006 where we acted as a lead manager. The amended complaint filed in the United States District Court for the Central District of California, alleges violations of Federal securities laws against Netlist, various officers and directors as well as Netlist’s underwriters, including us, based on alleged misstatements and omissions in the disclosure documents for the offering. The complaint essentially alleges that the registration statement relating to Netlist’s initial public offering was materially false and misleading. We deny liability in connection with this matter and have filed a motion to dismiss that was granted without prejudice by the court. Plaintiffs filed an amended complaint and we filed another motion to dismiss. The parties have now reached a settlement which will release all defendants including us.

In re Vonage Holdings Corp. Securities Litigation – We are a defendant named in purported class action lawsuits filed in June 2006 arising out of the May 2006 initial public offering of Vonage Holdings Corp. where we acted as a co-manager. The complaints, filed in the United States District Court for the District of New Jersey and in the Supreme Court of the State of New York, County of Kings, allege misuse of Vonage’s directed share program and violations of Federal securities laws against Vonage and certain of its directors and senior officers as well as Vonage’s underwriters, including us, based on alleged false and misleading statements in the registration statement and prospectus. In January 2007, the plaintiffs’ complaints were transferred to the U.S. District Court for the District of New Jersey, and the defendants filed motions to dismiss. In 2009, the court issued an order dismissing all claims against the underwriters, with leave to re-file certain of those claims. The parties have now reached a settlement which will release all defendants including us.

New Matters

In Re CardioNet – We have been named as a defendant in a purported class action litigation brought in connection with the March 2008 initial public offering and August 2008 secondary offering of CardioNet where we acted as a co-manager. The complaint was filed in the Superior Court of the State of California, County of San Diego, and alleges violations of securities laws against CardioNet, officers and underwriters, including us, based on alleged misstatements and omissions in the registration statement. We believe we have meritorious defenses to these actions and intend to vigorously defend such actions as they apply to us. At this time we are unable to estimate whether we will incur a liability or the range of any such liability in this matter.

Item 1A. Risk Factors

We face a variety of risks in our business, many of which are substantial and inherent in our business and operations. In addition to the risk factors previously disclosed in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009, the following risks include some of the important risk factors relating to the announced merger with Stifel that could affect our business, our industry and holders of our common stock. These risks are not exhaustive. Other sections of this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K and the joint prospectus/proxy contained in the Registration Statement on Form 4 filed by Stifel on April 28, 2010 may include additional factors which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

On July 23, 2009, the Staff advised us that the Staff had made a preliminary determination to recommend disciplinary action against us relating to certain activities involving ARS.  We responded to this preliminary determination and negotiated with the Staff in an effort to try to resolve the matter.  Although we previously believed that we had reached an understanding in principle, subject to documenting that understanding in a letter of acceptance, waiver and consent acceptable to FINRA, that would have resolved all aspects of the investigation of the Company, on April 26, 2010 we announced that we had not been able to finalize a consensual resolution with FINRA.

On April 28, 2010, FINRA commenced an administrative proceeding against us.  FINRA’s complaint relates to a transaction on January 29, 2008 in which approximately $15.7 million in ARS were sold from our account to the accounts of three customers and charges us with violations of various NASD and/or FINRA Rules and Section 10(b) of the Exchange Act and SEC Rule 10b-5.  The transactions were undertaken by a former employee, and we have repurchased the ARS at issue from the customers at par.

We intend to defend the FINRA proceeding vigorously. We previously established a $4.0 million provision for loss contingencies related to this matter.  Although we are unable to determine at this time the impact of the ultimate resolution of this matter, we do not expect it to have any impact on the Stifel Financial Corp. merger.

 Risks Related to the Merger

Our proposed merger with Stifel is subject to conditions to closing that could result in the merger being delayed or not consummated, which could negatively impact our stock price and the combined company’s future business and operations.

Our proposed merger with Stifel is subject to conditions to closing as set forth in the merger agreement, including obtaining the requisite stockholder approval. If any of the conditions to the transaction are not satisfied or, where permissible, not waived, the merger will not be consummated. Failure to consummate the transaction could negatively impact our stock price, future business and operations, and financial condition. Any delay in the consummation of the merger or any uncertainty about the consummation of the merger may adversely affect the future businesses, growth, revenue and results of operations of Stifel, us or the combined company.  In addition, we expect to incur significant transaction costs in connection with the transaction.

The transaction is subject to several U.S. and Canadian regulatory approvals, as well as other regulatory approvals. These regulatory approvals may not be received, or may be received later than anticipated. Regulatory approvals that are received may impose restrictions or conditions that restrict the combined company’s activities or otherwise adversely affect the combined company’s business and results of operations.

A delay in closing the planned merger could have an adverse effect on our revenues in the near-term.

To the extent a prolonged delay in completing the planned merger creates uncertainty among our clients, such delay could have an adverse effect on our results of operations, and quarterly revenues could be substantially below market expectations and could cause a reduction in the stock price of our common stock.

The termination fee and restrictions on solicitation contained in the merger agreement may discourage other companies from trying to acquire us.

Until the completion of the merger, with limited exceptions, the merger agreement prohibits us from entering into an alternative acquisition transaction with, or soliciting any alternative acquisition proposal from, another party. We have agreed under certain circumstances to pay Stifel a termination fee equal to $10,000,000, including where our board of directors withdraws its support of the merger to enter into a business combination with a third party. These provisions could discourage other companies from trying to acquire us even though those other companies might be willing to offer greater value to our stockholders than Stifel has offered in the merger.

If the merger is not completed, the price of our common stock and future business and operations could be harmed.

If the merger is not completed, we may be subject to the following material risks, among others:

•	we may not be able to find a party willing to pay an equivalent or more attractive exchange ratio than the ratio offered by Stifel;

•	the price of our common stock may decline to the extent that the current market price of our common stock reflects an assumption that the merger will be completed;

•	certain of our costs related to the merger, such as legal, accounting and certain financial advisory fees, must be paid even if the merger is not completed;

•	we would not realize the benefits we expect by being part of a combined company with Stifel, as well as the potentially enhanced financial position as a result of being part of the combined company;

•
the diversion of management attention from our day-to-day business and the unavoidable disruption our employees and its relationships with clients as a result of efforts and uncertainties relating to our anticipated merger with Stifel may detract from our ability to grow revenues and minimize costs, which, in turn may lead to a loss of market position that we could be unable to regain if the merger does not occur;

•
under the merger agreement, we are subject to certain restrictions on the conduct of its business prior to completing the merger which may affect its ability to execute certain of our business strategies; and

•
we may not be able to continue our present level of operations, may need to scale back our business and may not be able to take advantage of future opportunities or effectively respond to competitive pressures, any of which could have a material adverse effect on our business and results of operations.

Stockholders may sell substantial amounts of our common stock in the public market, which is likely to depress the price of our common stock.

A significant number of shares of our common stock may be sold at any time prior to the merger. If current stockholders sell our common stock in the public market prior to the merger, it is likely that arbitrageurs will acquire such shares. These arbitrageurs would likely sell all such shares in the public market immediately following any announcement, or anticipated announcement, that the merger with Stifel failed, or will likely fail, to close for regulatory or other reasons, which in turn would likely cause the market price of our common stock to decline. In addition to the other negative effects, all such sales of our common stock might make it more difficult for us to sell equity or equity-related securities in the future if the merger with Stifel is not completed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock during the Three Months Ended March 31, 2010

During the three months ended March 31, 2010, we repurchased the following shares of our common stock:

Month	Number of Shares	Average Purchase Price per Share
January
Employee transactions	—	$—
February
Employee transactions (1)	620,351	4.18
March
Employee transactions (1)	1,074	3.91

Total	621,425	$4.18

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

In March 2008, the Board of Directors authorized the repurchase up to 2,000,000 shares of common stock for the purpose of settling obligations to deliver common stock in the future to employees who have received restricted stock units under our Equity Incentive Plan. Additional repurchases pursuant to this authority may be carried out from time to time in the future. As of March 31, 2010, 1,544,323 shares had been repurchased.

Item 3. Defaults Upon Senior Securities

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

THOMAS WEISEL PARTNERS GROUP, INC.

Date: May 7, 2010	By:	/s/ Thomas W. Weisel
Name: Thomas W. Weisel
Title: Chairman and Chief Executive Officer

Date: May 7, 2010	By:	/s/ Ryan Stroub
Name: Ryan Stroub
Title: Chief Financial Officer

S-1

EXHIBIT INDEX

		Incorporated by Reference
Exhibit			File	Date of	Exhibit	Filed
Number	Exhibit Description	Form	Number	First Filing	Number	Herewith
2.1	Plan of Reorganization and Merger Agreement, dated as of October 14, 2005, by and among Thomas Weisel Partners Group LLC, Thomas Weisel Partners Group, Inc. and TWPG Merger Sub LLC	S-1/A	333-129108	12/13/2005	2.1
2.2	Agreement and Plan of Merger between Thomas Weisel Partners Group, Inc. and Thomas Weisel Partners Group LLC	10-K	000-51730	3/29/2006	2.2
2.3	Arrangement Agreement dated as of September 30, 2007 by and among Thomas Weisel Partners Group, Inc., TWP Acquisition Company (Canada), Inc., Westwind Capital Corporation, and Lionel Conacher, as Shareholders’ Representative	8-K	000-51730	10/1/2007	2.1
3.1	Certificate of Incorporation	S-1	333-129108	10/19/2005	3.1
3.2	By-Laws	S-1	333-129108	10/19/2005	3.2
3.3	Certificate of Designations, Preferences and Rights of the Special Voting Preferred Stock of Thomas Weisel Partners Group, Inc.	8-K	000-51730	1/1/2008	3.3
4.1	Form of Common Stock Certificate	10-K	000-51730	3/29/2006	4.1
4.2	Registration Rights Agreement	10-K	000-51730	3/29/2006	4.2
4.3	Warrant	10-K	000-51730	3/29/2006	4.3
10.1	Agreement and Plan of Merger, dated as of April 25, 2010	8-K	000-51730	4/26/2010	2.1
10.2	Form of Restricted Stock Unit Award Agreement (April 2010).	8-K	000-51730	4/27/2010	99.2
10.3	Lease, dated as of April 1, 2010, between Mittal Investments UK Limited and Thomas Weisel Partners International Limited	—	—	—	—	X
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	—	—	—	—	X
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	—	—	—	—	X
32.1	Section 1350 Certification of Chief Executive Officer	—	—	—	—	X
32.2	Section 1350 Certification of Chief Financial Officer	—	—	—	—	X

E-1